Form 10-Q
period 2021-03-31
TIPTREE INC.
filed 2021-05-05
CIK 1393726

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly period ended March 31, 2021
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

As of May 3, 2021, there were 32,759,215 shares, par value $0.001, of the registrant’s common stock outstanding.

Tiptree Inc.
Quarterly Report on Form 10-Q
March 31, 2021

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

Forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, many of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including, but not limited to, those described in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, in this Quarterly Report on Form 10-Q and in our other public filings with the SEC.

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
“Corvid Peak” means collectively: Corvid Peak Holdings, L.P., Corvid Peak Capital Management, LLC, Corvid Peak GP Holdings, LLC. and Corvid Peak Holdings GP, LLC
“EBITDA” means earnings before interest, taxes, depreciation and amortization.
“Exchange Act” means the Securities Exchange Act of 1934, as amended.
“Fortress” means Fortress Credit Corp., as administrative agent, collateral agent and lead arranger, and affiliates of Fortress that are lenders under the Credit Agreement among the Company, Fortress and the lenders party thereto.
“Fortegra” or “The Fortegra Group” means The Fortegra Group, LLC, formerly known as Tiptree Insurance, LLC.
“Fortegra Financial” means Fortegra Financial Corporation.
“Fortegra Warranty” mean Fortegra Warranty Holdings, LLC, formerly known as Tiptree Warranty Holdings, LLC.
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

TIPTREE INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(in thousands, except share data)

	As of
	March 31, 2021	December 31, 2020
Assets:
Investments:
Available for sale securities, at fair value, net of allowance for credit losses	$409,947	$377,133
Loans, at fair value	110,458	90,732
Equity securities	145,022	123,838
Other investments	218,471	219,701
Total investments	883,898	811,404
Cash and cash equivalents	123,879	136,920
Restricted cash	53,294	58,355
Notes and accounts receivable, net	348,314	370,452
Reinsurance receivables	713,730	728,009
Deferred acquisition costs	272,924	229,430
Goodwill	179,236	179,236
Intangible assets, net	134,315	138,215
Other assets	179,688	162,034
Assets held for sale	159,335	181,705
Total assets	$3,048,613	$2,995,760

Liabilities and Stockholders’ Equity
Liabilities:
Debt, net	$393,959	$366,246
Unearned premiums	892,009	860,690
Policy liabilities and unpaid claims	251,323	233,438
Deferred revenue	424,608	399,211
Reinsurance payable	201,331	224,660
Other liabilities and accrued expenses	335,523	362,865
Liabilities held for sale	152,461	175,112
Total liabilities	$2,651,214	$2,622,222

Stockholders’ Equity:
Preferred stock: $0.001 par value, 100,000,000 shares authorized, none issued or outstanding	$—	$—
Common stock: $0.001 par value, 200,000,000 shares authorized, 32,538,486 and 32,682,462 shares issued and outstanding, respectively	33	33
Additional paid-in capital	313,140	315,014
Accumulated other comprehensive income (loss), net of tax	2,592	5,674
Retained earnings	62,678	35,423
Total Tiptree Inc. stockholders’ equity	378,443	356,144
Non-controlling interests	18,956	17,394
Total stockholders’ equity	397,399	373,538
Total liabilities and stockholders’ equity	$3,048,613	$2,995,760

See accompanying notes to condensed consolidated financial statements.

TIPTREE INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(in thousands, except share data)

	Three Months Ended March 31,
	2021	2020
Revenues:
Earned premiums, net	$146,919	$121,321
Service and administrative fees	58,050	43,724
Ceding commissions	3,025	6,525
Net investment income	2,767	3,488
Net realized and unrealized gains (losses)	69,371	(62,441)
Other revenue	14,556	17,054
Total revenues	294,688	129,671
Expenses:
Policy and contract benefits	67,174	60,876
Commission expense	88,645	70,401
Employee compensation and benefits	52,924	38,501
Interest expense	9,252	7,551
Depreciation and amortization	5,934	3,863
Other expenses	31,367	30,230
Total expenses	255,296	211,422
Income (loss) before taxes	39,392	(81,751)
Less: provision (benefit) for income taxes	8,752	(21,181)
Net income (loss)	30,640	(60,570)
Less: net income (loss) attributable to non-controlling interests	2,059	(563)
Net income (loss) attributable to common stockholders	$28,581	$(60,007)

Net income (loss) per common share:
Basic earnings per share	$0.86	$(1.74)
Diluted earnings per share	$0.81	$(1.74)

Weighted average number of common shares:
Basic	32,420,982	34,566,330
Diluted	36,184,019	34,566,330

Dividends declared per common share	$0.04	$0.04

See accompanying notes to condensed consolidated financial statements.

TIPTREE INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Loss)
(in thousands)

	Three Months Ended March 31,
	2021	2020
Net income (loss)	$30,640	$(60,570)

Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on available for sale securities:
Unrealized holding gains (losses) arising during the period	(3,870)	359
Related (provision) benefit for income taxes	875	(58)
Reclassification of (gains) losses included in net income	(128)	(4)
Related (provision) benefit for income taxes	30	1
Unrealized gains (losses) on available for sale securities, net of tax	(3,093)	298

Other comprehensive income (loss), net of tax	(3,093)	298
Comprehensive income (loss)	27,547	(60,272)
Less: comprehensive income (loss) attributable to non-controlling interests	2,048	(555)
Comprehensive income (loss) attributable to common stockholders	$25,499	$(59,717)

See accompanying notes to condensed consolidated financial statements.

TIPTREE INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(in thousands, except shares)

	Common stock
	Number of shares	Par value	Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings	Total Tiptree Inc. stockholders’ equity	Non-controlling interests	Total stockholders' equity
Balance at December 31, 2019	34,562,553	$35	$326,140	$1,698	$70,189	$398,062	$13,353	$411,415
Adoption of accounting standard (1)	—	—	—	42	(42)	—	—	—
Amortization of share-based incentive compensation	—	—	1,200	—	—	1,200	343	1,543
Vesting of share-based incentive compensation	322,709	—	(332)	—	—	(332)	(1,866)	(2,198)
Shares purchased under stock purchase plan	(583,131)	(1)	(3,944)	—	—	(3,945)	—	(3,945)
Non-controlling interest distributions (2)	—	—	—	—	—	—	(792)	(792)
Dividends declared	—	—	—	—	(1,415)	(1,415)	—	(1,415)
Other comprehensive income (loss), net of tax	—	—	—	290	—	290	8	298
Net income (loss)	—	—	—	—	(60,007)	(60,007)	(563)	(60,570)
Balance at March 31, 2020	34,302,131	$34	$323,064	$2,030	$8,725	$333,853	$10,483	$344,336

Balance at December 31, 2020	32,682,462	$33	$315,014	$5,674	$35,423	$356,144	$17,394	$373,538
Amortization of share-based incentive compensation	—	—	627	—	—	627	328	955
Vesting of share-based incentive compensation	344,686	—	(51)	—	—	(51)	(914)	(965)
Shares purchased under stock purchase plan	(488,662)	—	(2,450)	—	—	(2,450)	—	(2,450)
Non-controlling interest contributions	—	—	—	—	—	—	100	100
Dividends declared	—	—	—	—	(1,326)	(1,326)	—	(1,326)
Other comprehensive income (loss), net of tax	—	—	—	(3,082)	—	(3,082)	(11)	(3,093)
Net income (loss)	—	—	—	—	28,581	28,581	2,059	30,640
Balance at March 31, 2021	32,538,486	$33	$313,140	$2,592	$62,678	$378,443	$18,956	$397,399
(1)    Amounts reclassified due to adoption of ASU 2016-13. See Note (2) Summary of Significant Accounting Policies.
(2)    Includes subsidiary incentive plan exchanges. See Note (19) Stock Based Compensation.

See accompanying notes to condensed consolidated financial statements.

TIPTREE INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(in thousands)

	Three Months Ended March 31,
	2021	2020
Operating Activities:
Net income (loss) attributable to common stockholders	$28,581	$(60,007)
Net income (loss) attributable to non-controlling interests	2,059	(563)
Net income (loss)	30,640	(60,570)
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Net realized and unrealized (gains) losses	(69,371)	62,441
Net (gain) loss on sale of businesses	431	—
Non-cash compensation expense	1,065	1,616
Amortization/accretion of premiums and discounts	670	424
Depreciation and amortization expense	5,934	3,863
Non-cash lease expense	2,195	2,133
Amortization of deferred financing costs	394	169
Loss on extinguishment of debt	—	353
Deferred provision (benefit) for income taxes	7,788	(17,929)
Other	80	60
Changes in operating assets and liabilities:
Mortgage loans originated for sale	(911,193)	(539,970)
Proceeds from the sale of mortgage loans originated for sale	956,609	609,125
(Increase) decrease in notes and accounts receivable	24,507	(17,467)
(Increase) decrease in reinsurance receivables	14,279	30,217
(Increase) decrease in deferred acquisition costs	(43,494)	(10,328)
(Increase) decrease in other assets	(4,101)	(5,201)
Increase (decrease) in unearned premiums	31,319	(26,474)
Increase (decrease) in policy liabilities and unpaid claims	17,885	(206)
Increase (decrease) in deferred revenue	25,397	27,453
Increase (decrease) in reinsurance payable	(23,329)	(23,431)
Increase (decrease) in other liabilities and accrued expenses	(40,375)	(11,066)
Net cash provided by (used in) operating activities	27,330	25,212
Investing Activities:
Purchases of investments	(413,159)	(168,125)
Proceeds from sales and maturities of investments	372,015	114,881
Proceeds from the sale of real estate	—	389
Purchases of property, plant and equipment	(397)	(1,455)
Proceeds from the sale of businesses	125	125
Proceeds from notes receivable	14,762	7,739
Issuance of notes receivable	(15,710)	(20,996)
Business and asset acquisitions, net of cash, restricted cash and deposits (1)	—	20,136
Net cash provided by (used in) investing activities	(42,364)	(47,306)
Financing Activities:
Dividends paid	(1,326)	(1,415)
Non-controlling interest contributions	100	—
Non-controlling interest distributions	—	(792)
Payment of debt issuance costs	—	(1,441)
Proceeds from borrowings and mortgage notes payable	955,306	750,861
Principal paydowns of borrowings and mortgage notes payable	(952,260)	(713,607)
Repurchases of common stock	(2,450)	(3,945)
Net cash provided by (used in) financing activities	(630)	29,661
Net increase (decrease) in cash, cash equivalents and restricted cash	(15,664)	7,567
Cash, cash equivalents and restricted cash – beginning of period	195,275	144,590
Cash, cash equivalents and restricted cash – beginning of period - held for sale	4,879	7,137
Cash, cash equivalents and restricted cash – end of period	184,490	159,294
Less: Reclassification of cash to assets held for sale	7,317	5,093
Cash, cash equivalents and restricted cash – end of period	$177,173	$154,201

Supplemental Schedule of Non-Cash Investing and Financing Activities:
Right of use asset obtained in exchange for lease liability	$1,413	$513
	As of
Reconciliation of cash, cash equivalents and restricted cash	March 31, 2021	December 31, 2020
Cash and cash equivalents	$123,879	$136,920
Restricted cash	53,294	58,355
Total cash, cash equivalents and restricted cash shown in the statements of cash flows	$177,173	$195,275
(1)    Changes in balance sheet balances due to acquisitions have been netted down in the respective line items. See Note (3) Acquisitions for additional information.

See accompanying notes to condensed consolidated financial statements.

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2021
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

(2) Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements of Tiptree have been prepared in accordance with generally accepted accounting principles in the United States of America (GAAP) and include the accounts of the Company and its subsidiaries. The condensed consolidated financial statements are presented in U.S. dollars, the main operating currency of the Company. The unaudited condensed consolidated financial statements presented herein should be read in conjunction with the annual audited financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020. In the opinion of management, the accompanying unaudited interim financial information reflects all adjustments, including normal recurring adjustments necessary to present fairly the Company’s financial position, results of operations, comprehensive income and cash flows for each of the interim periods presented. The results of operations for the three months ended March 31, 2021 are not necessarily indicative of the results that may be expected for the full year ending on December 31, 2021.

Non-controlling interests on the condensed consolidated balance sheets represent the ownership interests in certain consolidated subsidiaries held by entities or persons other than Tiptree. Accounts and transactions between consolidated entities have been eliminated.

Reclassifications

As a result of changes in presentation made in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020, certain prior period amounts have been reclassified to conform to the current presentation. These reclassifications had no effect on the reported results of operations.

Recent Accounting Standards

Recently Adopted Accounting Pronouncements

Standard	Description	Adoption Date	Impact on Financial Statements
2019-12 Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes	The standard eliminates the need for an organization to analyze whether the following apply in a given period: (1) exceptions to the incremental approach for intraperiod tax allocation, (2) exceptions to accounting for basis differences when there are ownership changes in foreign investments and (3) exceptions in interim period income tax accounting for year-to-date losses that exceed anticipated losses. The ASU also is designed to improve financial statement preparers’ application of income tax-related guidance and simplify GAAP for (1) franchise taxes that are partially based on income, (2) transactions with a government that result in a step-up in the tax basis of goodwill, (3) separate financial statements of legal entities that are not subject to tax, and (4) enacted changes in tax laws in interim periods.	January 1, 2021	The standard makes changes to areas of tax accounting for transactions and situations which do not currently apply to the Company’s activity, so the adoption of the standard does not currently impact the Company’s financial statements.

Recently Issued Accounting Pronouncements, Not Yet Adopted

During the three months ended March 31, 2021, there were no accounting standards issued applicable to the Company.

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2021
(in thousands, except share data)

(3) Acquisitions

Acquisitions during 2020

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

Tiptree paid Seller $111,804, net of working capital true-ups, in cash at closing, $8,250 of which will be held in an escrow account for 18 months to satisfy indemnity claims. Simultaneously, pursuant to the Commutation Transaction, affiliates of Seller paid Freedom $102,000 in cash. Smart AutoCare’s results are included in the Company’s Insurance segment for the three months ended March 31, 2021 and 2020.

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

The following table summarizes the final determination of the fair value amounts for the identifiable assets acquired, liabilities assumed, and goodwill, as described above, for the transactions completed during the three months ended March 31, 2020:

2020 Acquisition
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

Supplemental pro forma results of operations have not been presented for the Acquisition as it is not material in relation to the Company’s reported results.

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2021
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

Identifiable assets acquired were primarily made up of goodwill and intangible assets. Management’s allocation of the purchase price to the net assets acquired resulted in the recording of goodwill and intangible assets of approximately $20,000 and $5,340, respectively.

(4) Assets and Liabilities Held for Sale

Assets and Liabilities Held for Sale

The Company has entered into a definitive agreement to sell Luxury, and it is classified as held for sale at March 31, 2021 and December 31, 2020. The agreement did not meet the requirements to be classified as a discontinued operation. The following table presents detail of Luxury’s assets and liabilities held for sale in the condensed consolidated balance sheets for the following periods:

	As of
	March 31, 2021	December 31, 2020
Assets:
Investments:
Loans, at fair value	$138,421	$164,802
Other investments	4,773	4,345
Total investments	143,194	169,147
Cash and cash equivalents	7,310	4,870
Restricted cash	7	9
Notes and accounts receivable, net	259	1,760
Other assets	8,565	5,919
Assets held for sale	$159,335	$181,705

Liabilities:
Debt, net	$137,946	$162,072
Other liabilities and accrued expenses (1)	14,515	13,040
Liabilities held for sale	$152,461	$175,112
(1)    Includes deferred tax liabilities of $1,314 and $939 as of March 31, 2021 and December 31, 2020, respectively.

For the three months ended March 31, 2021 and 2020, the Company recorded an impairment of $431 and $0, respectively, related to assets and liabilities held for sale. As of March 31, 2021 and December 31, 2020, accumulated impairment related to assets and liabilities held for sale was $4,859 and $4,428, respectively.

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2021
(in thousands, except share data)

(5) Segment Data

Tiptree is a holding company that allocates capital across a broad spectrum of businesses, assets and other investments. Tiptree’s principal operating subsidiary, The Fortegra Group, LLC and its subsidiaries (Fortegra), is a leading provider of specialty insurance underwriting, warranty and service contract products and related service solutions. Based on the ASC 280 quantitative analysis performed as of December 31, 2020, our reportable segments are Insurance and Mortgage. We refer to our non-insurance operations, assets and other investments, which is comprised of our Mortgage reportable segment and our non-reportable operating segments and other business activities, as Tiptree Capital. Corporate activities include holding company interest expense, employee compensation and benefits, and other expenses.

Our reportable segments’ income or loss is reported before income taxes and non-controlling interests. Segment results incorporate the revenues and expenses of these subsidiaries since they commenced operations or were acquired. For the three months ended March 31, 2021, Mortgage has been broken out of Tiptree Capital as a reportable segment since it meets the quantitative threshold for disclosure. Prior year segments have been conformed to the current year presentation. Intercompany transactions are eliminated.

Descriptions of our Insurance reportable segment and Tiptree Capital, including our Mortgage reportable segment, are as follows:

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

The tables below present the components of revenue, expense, income (loss) before taxes, and assets for our reportable segments as well as Tiptree Capital - Other for the following periods:

	Three Months Ended March 31, 2021
		Tiptree Capital
	Insurance	Mortgage	Other	Total
Total revenues	$222,563	$34,494	$37,631	$294,688
Total expenses	(201,035)	(21,417)	(22,637)	(245,089)
Corporate expenses	—	—	—	(10,207)
Income (loss) before taxes	$21,528	$13,077	$14,994	$39,392
Less: provision (benefit) for income taxes				8,752
Net income (loss)				$30,640
Less: net income (loss) attributable to non-controlling interests				2,059
Net income (loss) attributable to common stockholders				$28,581

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2021
(in thousands, except share data)

	Three Months Ended March 31, 2020
		Tiptree Capital
	Insurance	Mortgage	Other	Total
Total revenues	$143,340	$16,220	$(29,889)	$129,671
Total expenses	(170,457)	(17,310)	(15,352)	(203,119)
Corporate expenses	—	—	—	(8,303)
Income (loss) before taxes	$(27,117)	$(1,090)	$(45,241)	$(81,751)
Less: provision (benefit) for income taxes				(21,181)
Net income (loss)				$(60,570)
Less: net income (loss) attributable to non-controlling interests				(563)
Net income (loss) attributable to common stockholders				$(60,007)

The Company conducts its operations primarily in the U.S. with 4.9% and 8.3% of total revenues generated overseas for the three months ended March 31, 2021 and 2020, respectively.

The following table presents the reportable segments and Tiptree Capital - Other assets for the following periods:

	As of March 31, 2021					As of December 31, 2020
		Tiptree Capital					Tiptree Capital
	Insurance	Mortgage	Other	Corporate	Total	Insurance	Mortgage	Other	Corporate	Total
Total assets	$2,471,077	$241,926	$294,008	$41,602	$3,048,613	$2,452,798	$217,138	$302,068	$23,756	$2,995,760

(6) Investments

The following table presents the Company's investments related to insurance operations (Insurance) and investments from other Tiptree investing activities (Tiptree Capital), measured at fair value as of the following periods:

	As of March 31, 2021
		Tiptree Capital
	Insurance	Mortgage	Other	Total
Available for sale securities, at fair value, net of allowance for credit losses	$409,947	$—	$—	$409,947
Loans, at fair value	10,832	99,626	—	110,458
Equity securities	105,548	—	39,474	145,022
Other investments	122,417	12,021	84,033	218,471
Total investments	$648,744	$111,647	$123,507	$883,898

	As of December 31, 2020
		Tiptree Capital
	Insurance	Mortgage	Other	Total
Available for sale securities, at fair value, net of allowance for credit losses	$377,133	$—	$—	$377,133
Loans, at fair value	7,795	82,937	—	90,732
Equity securities	98,130	—	25,708	123,838
Other investments	125,833	9,439	84,429	219,701
Total investments	$608,891	$92,376	$110,137	$811,404

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2021
(in thousands, except share data)

Available for Sale Securities, at fair value, net of allowance for credit losses

All of the Company’s investments in Available for Sale Securities, at fair value, net of allowance for credit losses (AFS securities) as of March 31, 2021 and December 31, 2020 are held by subsidiaries in the insurance business. The following tables present the Company's investments in AFS securities:

	As of March 31, 2021
	Amortized cost	Allowance for Credit Losses(1)	Gross unrealized gains	Gross unrealized losses	Fair value
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$206,825	$—	$3,964	$(1,054)	$209,735
Obligations of state and political subdivisions	45,924	—	1,483	(113)	47,294
Corporate securities	107,785	(101)	1,424	(575)	108,533
Asset backed securities	40,233	—	206	(1,917)	38,522
Certificates of deposit	1,356	—	—	—	1,356
Obligations of foreign governments	4,546	(5)	20	(54)	4,507
Total	$406,669	$(106)	$7,097	$(3,713)	$409,947

	As of December 31, 2020
	Amortized cost	Allowance for Credit Losses(1)	Gross unrealized gains	Gross unrealized losses	Fair value
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$191,116	$—	$5,245	$(58)	$196,303
Obligations of state and political subdivisions	42,583	—	1,768	(1)	44,350
Corporate securities	92,761	—	2,181	(1)	94,941
Asset backed securities	37,975	—	316	(2,099)	36,192
Certificates of deposit	1,355	—	—	—	1,355
Obligations of foreign governments	3,961	—	31	—	3,992
Total	$369,751	$—	$9,541	$(2,159)	$377,133

(1) - Represents the amount of impairment that has resulted from credit-related factors, and therefore was recognized in net realized and unrealized gains (losses) as a credit loss on AFS securities. Amount excludes unrealized losses relating to non-credit factors.

The amortized cost and fair values of AFS securities, by contractual maturity date, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	As of
	March 31, 2021		December 31, 2020
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$36,505	$36,902	$30,306	$30,602
Due after one year through five years	167,610	169,987	149,378	153,406
Due after five years through ten years	38,340	38,292	26,621	27,479
Due after ten years	123,981	126,244	125,471	129,454
Asset backed securities	40,233	38,522	37,975	36,192
Total	$406,669	$409,947	$369,751	$377,133

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2021
(in thousands, except share data)

The following tables present the gross unrealized losses on AFS securities by length of time that individual AFS securities have been in a continuous unrealized loss position for less than twelve months, and twelve months or greater and do not have an allowance for credit losses:

	As of March 31, 2021
	Less Than or Equal to One Year			More Than One Year
	Fair value	Gross unrealized losses	# of Securities	Fair value	Gross unrealized losses	# of Securities
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$74,713	$(1,054)	172	$1	$—	2
Obligations of state and political subdivisions	9,082	(113)	42	—	—	—
Corporate securities	44,717	(575)	178	—	—	—
Asset backed securities	4,517	(20)	20	3,531	(1,897)	4
Obligations of foreign governments	1,868	(54)	6	—	—	—
Total	$134,897	$(1,816)	418	$3,532	$(1,897)	6

	As of December 31, 2020
	Less Than or Equal to One Year			More Than One Year
	Fair value	Gross unrealized losses	# of Securities	Fair value	Gross unrealized losses	# of Securities
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$15,323	$(58)	41	$2	$—	2
Obligations of state and political subdivisions	379	(1)	5	—	—	—
Corporate securities	901	(1)	3	—	—	—
Asset backed securities	—	—	—	18,927	(2,099)	9
Total	$16,603	$(60)	49	$18,929	$(2,099)	11
Management believes that it is more likely than not that the Company will be able to hold the fixed maturity AFS securities that were in an unrealized loss position as of March 31, 2021 until full recovery of their amortized cost basis.

The table below presents a roll-forward of the activity in the allowance for credit losses on AFS securities by type as of March 31, 2021:

	Obligations of state and political subdivisions	Corporate securities	Asset backed securities	Obligations of foreign governments	Total
Balance as of December 31, 2019	$—	$—	$—	$—	$—
Increase in the allowance for the initial adoption of ASU 2016-13	(1)	(50)	(2)	—	(53)
Gains from recoveries of amounts previously written off	1	31	2	—	34
Balance as of March 31, 2020	$—	$(19)	$—	$—	$(19)

Balance as of December 31, 2020	$—	$—	$—	$—	$—
(Increase) in allowance for credit losses	—	(101)	—	(5)	(106)
Balance as of March 31, 2021	$—	$(101)	$—	$(5)	$(106)

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

The table below presents the amount of credit losses (gains from recoveries) on AFS securities recorded by the Company for the following period:

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2021
(in thousands, except share data)

	Three Months Ended March 31,
	2021	2020
Credit losses (gains from recoveries) on AFS securities	$106	$(34)

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

	As of
	March 31, 2021	December 31, 2020
Fair value of restricted investments in trust pursuant to reinsurance agreements	$44,268	$44,349
Fair value of restricted investments for special deposits required by state insurance departments	9,341	9,447
Total fair value of restricted investments	$53,609	$53,796

The following table presents additional information on the Company’s AFS securities:

	Three Months Ended March 31,
	2021	2020
Purchases of AFS securities	$68,702	$23,580

Proceeds from maturities, calls and prepayments of AFS securities	$17,740	$19,660

Gross proceeds from sales of AFS securities	$13,645	$5,560

The following table presents the gross realized gains and gross realized losses from sales and redemptions of AFS securities:

	Three Months Ended March 31,
	2021	2020
Gross realized gains	$128	$67
Gross realized (losses)	—	(63)
Total net realized gains (losses) from investment sales and redemptions	$128	$4

Loans, at fair value

The following table presents the Company’s investments in loans measured at fair value and the Company’s investments in loans measured at fair value pledged as collateral:

	As of March 31, 2021				As of December 31, 2020
	Fair value	Unpaid principal balance (UPB)	Fair value exceeds / (below) UPB	Pledged as Collateral	Fair value	Unpaid principal balance (UPB)	Fair value exceeds / (below) UPB	Pledged as Collateral
Insurance:
Corporate loans (1)	$10,832	$14,941	$(4,109)	$—	$7,795	$12,281	$(4,486)	$—
Mortgage:
Mortgage loans held for sale (2)	99,626	97,043	2,583	97,499	82,937	78,590	4,347	81,630
Total loans, at fair value	$110,458	$111,984	$(1,526)	$97,499	$90,732	$90,871	$(139)	$81,630
(1)    The cost basis of Corporate loans was approximately $13,463 and $11,282 at March 31, 2021 and December 31, 2020, respectively.
(2)    As of March 31, 2021 and December 31, 2020, there were two mortgage loans held for sale that were 90 days or more past due, respectively, with a fair value of $334 and $534, respectively.

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2021
(in thousands, except share data)

Equity Securities

Equity securities consist mainly of publicly traded common and preferred stocks. Included within the equity securities balance are 17.0 million shares of Invesque as of March 31, 2021 and December 31, 2020, for which the Company has elected to apply the fair value option. The following table presents information on the cost and fair value of the Company’s equity securities related to insurance operations and other Tiptree investing activity as of the following periods:

	As of March 31, 2021
	Insurance		Tiptree Capital - Other		Total
	Cost	Fair Value	Cost	Fair Value	Cost	Fair Value
Invesque	$23,339	$8,245	$111,491	$39,474	$134,830	$47,719
Fixed income exchange traded fund	62,438	64,293	—	—	62,438	64,293
Other equity securities	36,337	33,010	—	—	36,337	33,010
Total equity securities	$122,114	$105,548	$111,491	$39,474	$233,605	$145,022

	As of December 31, 2020
	Insurance		Tiptree Capital - Other		Total
	Cost	Fair Value	Cost	Fair Value	Cost	Fair Value
Invesque	$23,339	$5,370	$111,491	$25,708	$134,830	$31,078
Fixed income exchange traded fund	62,438	63,875	—	—	62,438	63,875
Other equity securities	38,069	28,885	—	—	38,069	28,885
Total equity securities	$123,846	$98,130	$111,491	$25,708	$235,337	$123,838

Other Investments

The following table contains information regarding the Company’s other investments as of the following periods:

	As of March 31, 2021
		Tiptree Capital
	Insurance	Mortgage	Other	Total
Corporate bonds, at fair value (1)	$101,296	$—	$—	$101,296
Vessels, net (2)	—	—	82,657	82,657
Debentures	20,377	—	—	20,377
Other	744	12,021	1,376	14,141
Total other investments	$122,417	$12,021	$84,033	$218,471

	As of December 31, 2020
		Tiptree Capital
	Insurance	Mortgage	Other	Total
Corporate bonds, at fair value (1)	$105,777	$—	$—	$105,777
Vessels, net (2)	—	—	83,028	83,028
Debentures	17,703	—	—	17,703
Other	2,353	9,439	1,401	13,193
Total other investments	$125,833	$9,439	$84,429	$219,701

(1)    The cost basis of corporate bonds was $95,644 and $97,284 as of March 31, 2021 and December 31, 2020, respectively.
(2)     Net of accumulated depreciation of $9,515 and $8,372 as of March 31, 2021 and December 31, 2020, respectively.

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2021
(in thousands, except share data)

Net Investment Income - Insurance

Net investment income represents investment income and expense from investments related to insurance operations as disclosed within net investment income on the condensed consolidated statements of operations. The following table presents the components of net investment income by source of income:

	Three Months Ended March 31,
	2021	2020
Interest:
AFS securities	$1,724	$2,281
Loans, at fair value	205	173
Other investments	1,282	855
Dividends from equity securities	89	591
Other	20	—
Subtotal	3,320	3,900
Less: investment expenses	553	412
Net investment income	$2,767	$3,488

Other Investment Income - Tiptree Capital

Other investment income represents other revenue from other Tiptree non-insurance activities as disclosed within other revenue on the condensed consolidated statements of operations, see Note (16) Other Revenue and Other Expenses. The following tables present the components of other investment income by type:

	Three Months Ended March 31,
	2021	2020
Interest:
Loans, at fair value (1)	$1,672	$1,731
Dividends from equity securities	—	2,533
Loan fee income	5,362	3,554
Vessel related revenue	5,699	7,246
Other investment income	$12,733	$15,064
(1)    Primarily relates to Loans, at fair value classified as Held for Sale. See Note (4) Assets and Liabilities Held for Sale.

Net Realized and Unrealized Gains (Losses)

The following table presents the components of net realized and unrealized gains (losses) recorded on the condensed consolidated statements of operations. Net unrealized gains (losses) on AFS securities are included within other comprehensive income (loss) (OCI), net of tax, and, as such, are not included in this table. Net realized and unrealized gains (losses) on non-investment related financial assets and liabilities are included below:

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2021
(in thousands, except share data)

	Three Months Ended March 31,
	2021	2020
Net realized gains (losses)
Insurance:
Reclass of unrealized gains (losses) on AFS securities from OCI	$128	$4
Gains from recoveries (credit losses) on AFS securities	(106)	34
Net realized gains (losses) on loans	—	(1,518)
Net realized gains (losses) on equity securities	(1,853)	(16,564)
Net realized gain on corporate bonds	1,816	4
Other	2,577	734
Tiptree Capital
Mortgage:
Net realized gains (losses) on loans	24,733	17,520
Other	965	(1,377)
Other:
Net realized gains (losses) on loans (1)	13,887	6,837
Other	669	(350)
Total net realized gains (losses)	42,816	5,324

Net unrealized gains (losses)
Insurance:
Net change in unrealized gains (losses) on loans	856	(2,160)
Net unrealized gains (losses) on equity securities held at period end	11,087	(25,770)
Reclass of unrealized (gains) losses from prior periods for equity securities sold	(1,211)	16,252
Other	(3,622)	(4,619)
Tiptree Capital
Mortgage:
Net change in unrealized gains (losses) on loans	(1,642)	(401)
Other	6,023	(3,027)
Other:
Net change in unrealized gains (losses) on loans (1)	(1,900)	(252)
Net unrealized gains (losses) on equity securities held at period end	13,767	(48,551)
Other	3,197	763
Total net unrealized gains (losses)	26,555	(67,765)
Total net realized and unrealized gains (losses)	$69,371	$(62,441)
(1)    Primarily relates to Loans, at fair value classified as Held for Sale. See Note (4) Assets and Liabilities Held for Sale.

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2021
(in thousands, except share data)

(7) Notes and Accounts Receivable, net

The following table presents the total notes and accounts receivable, net:

	As of
	March 31, 2021	December 31, 2020
Notes receivable, net - premium financing program	$62,807	$62,075
Accounts and premiums receivable, net	94,846	95,269
Retrospective commissions receivable	135,494	131,760
Trust receivables	27,910	54,393
Other receivables	27,257	26,955
Total notes and accounts receivable, net	$348,314	$370,452

The following table presents the total valuation allowance and bad debt expense for the following periods:

	Valuation allowance		Bad Debt Expense
	As of March 31, 2021	As of December 31, 2020	Three Months Ended March 31,
			2021	2020
Notes receivable, net - premium financing program (1)	$117	$101	$80	$49

Accounts and premiums receivable, net	$227	$169	$4	$8
(1)    As of March 31, 2021 and December 31, 2020, there were $237 and $215 in balances classified as 90 days plus past due, respectively.

(8) Reinsurance Receivables

The following table presents the effect of reinsurance on premiums written and earned by our insurance business for the following periods:

	Direct amount	Ceded to other companies	Assumed from other companies	Net amount	Percentage of amount - assumed to net
For the Three Months Ended March 31, 2021
Premiums written:
Life insurance	$18,573	$11,027	$410	$7,956	5.2%
Accident and health insurance	32,163	22,667	4,861	14,357	33.9%
Property and liability insurance	270,157	136,353	42,888	176,692	24.3%
Total premiums written	$320,893	$170,047	$48,159	$199,005	24.2%

Premiums earned:
Life insurance	$17,493	$9,766	$340	$8,067	4.2%
Accident and health insurance	30,179	20,476	3,791	13,494	28.1%
Property and liability insurance	241,829	160,395	43,924	125,358	35.0%
Total premiums earned	$289,501	$190,637	$48,055	$146,919	32.7%

For the Three Months Ended March 31, 2020
Premiums written:
Life insurance	$16,574	$8,744	$362	$8,192	4.4%
Accident and health insurance	29,850	19,056	3,521	14,315	24.6%
Property and liability insurance	197,725	116,550	28,800	109,975	26.2%
Total premiums written	$244,149	$144,350	$32,683	$132,482	24.7%

Premiums earned:
Life insurance	$17,608	$9,361	$381	$8,628	4.4%
Accident and health insurance	32,170	21,518	3,542	14,194	25.0%
Property and liability insurance	172,855	100,949	26,593	98,499	27.0%
Total premiums earned	$222,633	$131,828	$30,516	$121,321	25.2%

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2021
(in thousands, except share data)

The following table presents the components of policy and contract benefits, including the effect of reinsurance on losses and loss adjustment expenses (LAE) incurred:

	Direct amount	Ceded to other companies	Assumed from other companies	Net amount	Percentage of amount - assumed to net
For the Three Months Ended March 31, 2021
Losses and LAE Incurred
Life insurance	$15,596	$9,332	$153	$6,417	2.4%
Accident and health insurance	4,818	3,814	660	1,664	39.7%
Property and liability insurance	75,917	51,996	18,249	42,170	43.3%
Total losses and LAE incurred	96,331	65,142	19,062	50,251	37.9%
	Member benefit claims (1)			16,923
	Total policy and contract benefits			$67,174

For the Three Months Ended March 31, 2020
Losses and LAE Incurred
Life insurance	$10,091	$5,674	$121	$4,538	2.7%
Accident and health insurance	3,699	3,042	2,213	2,870	77.1%
Property and liability insurance	67,270	41,234	12,532	38,568	32.5%
Total losses and LAE incurred	81,060	49,950	14,866	45,976	32.3%
	Member benefit claims (1)			14,900
	Total policy and contract benefits			$60,876
(1)    Member benefit claims are not covered by reinsurance.

The following table presents the components of the reinsurance receivables:

	As of
	March 31, 2021	December 31, 2020
Prepaid reinsurance premiums:
Life insurance (1)	$71,082	$70,066
Accident and health insurance (1)	68,452	66,261
Property and liability insurance	394,357	423,868
Total	533,891	560,195

Ceded claim reserves:
Life insurance	3,977	4,133
Accident and health insurance	11,105	11,118
Property and liability insurance	110,016	98,092
Total ceded claim reserves recoverable	125,098	113,343
Other reinsurance settlements recoverable	54,741	54,471
Reinsurance receivables	$713,730	$728,009
(1)    Including policyholder account balances ceded.
The following table presents the aggregate amount included in reinsurance receivables that is comprised of the three largest receivable balances from non-affiliated reinsurers:

As of
March 31, 2021
Total of the three largest receivable balances from non-affiliated reinsurers	$119,426

As of March 31, 2021, the non-affiliated reinsurers from whom our insurance business has the largest receivable balances were: MFI Insurance Company, LTD (A. M. Best Rating: Not rated), Frandisco Property and Casualty Company (A. M. Best Rating: Not rated) and Canada Life International Reinsurance (Barbados) Corporation (A. M. Best Rating: Not rated).The related receivables of these reinsurers are collateralized by assets on hand, assets held in trust accounts and letters of credit. As of March 31, 2021, the Company does not believe there is a risk of loss due to the concentration of credit risk in the

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2021
(in thousands, except share data)

reinsurance program given the collateralization.

(9) Goodwill and Intangible Assets, net

The following table presents identifiable finite and indefinite-lived intangible assets, accumulated amortization, and goodwill by operating segment and/or reporting unit, as appropriate:

	As of March 31, 2021			As of December 31, 2020
Finite-Lived Intangible Assets:	Insurance	Other	Total	Insurance	Other	Total

Customer relationships	$143,300	$—	$143,300	$143,300	$—	$143,300
Accumulated amortization	(35,700)	—	(35,700)	(32,263)	—	(32,263)
Trade names	14,750	800	15,550	14,750	800	15,550
Accumulated amortization	(4,712)	(461)	(5,173)	(4,382)	(440)	(4,822)
Software licensing	9,300	640	9,940	9,300	640	9,940
Accumulated amortization	(8,684)	(527)	(9,211)	(8,650)	(503)	(9,153)
Insurance policies and contracts acquired	36,500	—	36,500	36,500	—	36,500
Accumulated amortization	(36,261)	—	(36,261)	(36,238)	—	(36,238)
Other	640	—	640	640	—	640
Accumulated amortization	(31)	—	(31)	—	—	—
Total finite-lived intangible assets	119,102	452	119,554	122,957	497	123,454
Indefinite-Lived Intangible Assets: (1)
Insurance licensing agreements	13,761	—	13,761	13,761	—	13,761
Other	—	1,000	1,000	—	1,000	1,000
Total indefinite-lived intangible assets	13,761	1,000	14,761	13,761	1,000	14,761

Total intangible assets, net	$132,863	$1,452	$134,315	$136,718	$1,497	$138,215

Goodwill	177,528	1,708	179,236	177,528	1,708	179,236
Total goodwill and intangible assets, net	$310,391	$3,160	$313,551	$314,246	$3,205	$317,451
(1)    Impairment tests are performed at least annually on indefinite-lived intangible assets.

Goodwill

The following table presents the activity in goodwill, by operating segment and/or reporting unit, as appropriate, and includes the adjustments made to the balance of goodwill to reflect the effect of the final valuation adjustments made for acquisitions, as well as the reduction to any goodwill attributable to impairment related charges:

	Insurance	Other	Total
Balance at December 31, 2020	$177,528	$1,708	$179,236

Balance at March 31, 2021	$177,528	$1,708	$179,236

Accumulated impairments	$—	$699	$699

The Company conducts annual impairment tests of its goodwill as of October 1. For the three months ended March 31, 2021 and 2020, no impairments were recorded on the Company’s goodwill.

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2021
(in thousands, except share data)

Intangible Assets, net

The following table presents the activity, by operating segment and/or reporting unit, as appropriate, in finite and indefinite-lived other intangible assets and includes the adjustments made to the balance to reflect the effect of any final valuation adjustments made for acquisitions, as well as any reduction attributable to impairment-related charges:

	Insurance	Other	Total
Balance at December 31, 2020	$136,718	$1,497	$138,215
Less: amortization expense	(3,855)	(45)	(3,900)
Balance at March 31, 2021	$132,863	$1,452	$134,315

The following table presents the amortization expense on finite-lived intangible assets for the following periods:

	Three Months Ended March 31, 2020
	2021	2020
Amortization expense on intangible assets	$3,900	$2,245

For the three months ended March 31, 2021 and 2020, no impairments were recorded on the Company’s intangible assets.

The following table presents the amortization expense on finite-lived intangible assets for the next five years and thereafter by operating segment and/or reporting unit, as appropriate:

	As of March 31, 2021
	Insurance	Other	Total
Remainder of 2021	$11,548	$125	$11,673
2022	15,852	127	15,979
2023	15,031	80	15,111
2024	13,344	80	13,424
2025	11,230	40	11,270
2026 and thereafter	52,097	—	52,097
Total	$119,102	$452	$119,554

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

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2021
(in thousands, except share data)

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

The following table presents the gross notional and fair value amounts of derivatives (on a gross basis) categorized by underlying risk:

	As of March 31, 2021			As of December 31, 2020
	Notional values	Asset derivatives	Liability derivatives	Notional values	Asset derivatives	Liability derivatives
Interest rate lock commitments	$304,757	$8,284	$—	$219,929	$9,207	$—
Forward delivery contracts	51,981	109	—	35,979	—	22
TBA mortgage backed securities	395,000	3,628	403	291,000	232	1,508
Other	1,467	667	692	3,058	2,090	560
Total	$753,205	$12,688	$1,095	$549,966	$11,529	$2,090

(11) Debt, net

The following table presents the balance of the Company’s debt obligations, net of discounts and deferred financing costs.

		Stated interest rate or range of rates		Maximum borrowing capacity as of	As of
Debt Type	Stated maturity date			March 31, 2021	March 31, 2021	December 31, 2020
Corporate debt
Secured revolving credit agreements (1)	August 2023	Base/Swing:		$200,000	$20,380	$—
		Prime +	1.25%
		LIBOR:
		LIBOR +	2.25%
Secured term credit agreements	February 2025	LIBOR +	6.75%	118,750	118,750	120,313
Preferred trust securities	June 2037	LIBOR +	4.10%	35,000	35,000	35,000
Junior subordinated notes	October 2057	8.50%		125,000	125,000	125,000
Total corporate debt					299,130	280,313
Asset based debt (2)
Asset based revolving financing	October 2023	LIBOR +	2.75%	75,000	26,830	27,510
Residential mortgage warehouse borrowings (3)	August 2021 -	LIBOR +	2.00%	110,000	65,578	55,994
	April 2022	to LIBOR +	3.00%
Vessel backed term loan	November 2024	LIBOR +	4.75%	15,250	15,250	15,800
Total asset based debt					107,658	99,304
Total debt, face value					406,788	379,617
Unamortized discount, net					(1,888)	(2,035)
Unamortized deferred financing costs					(10,941)	(11,336)
Total debt, net					$393,959	$366,246
(1)    The secured revolving credit agreements provide a two rate structure, at the Company’s discretion.
(2)    Asset based debt is generally recourse only to specific assets and related cash flows.
(3)    The weighted average coupon rate for residential mortgage warehouse borrowings was 2.77% and 2.75% at March 31, 2021 and December 31, 2020, respectively.

The following table presents the amount of interest expense the Company incurred on its debt for the following periods:

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2021
(in thousands, except share data)

	Three Months Ended March 31,
	2021	2020
Interest expense - corporate debt	$6,063	$5,266
Interest expense - asset based debt	3,082	2,285
Interest expense on debt	$9,145	$7,551

The following table presents the contractual principal payments and future maturities of the unpaid principal balance on the Company’s debt for the following periods:

As of
March 31, 2021
Remainder of 2021	$39,396
2022	40,969
2023	55,660
2024	15,450
2025	95,313
2026 and thereafter	160,000
Total	$406,788

The following narrative is a summary of certain terms of our debt agreements for the period ended March 31, 2021:
Corporate Debt

Secured Revolving Credit Agreements

As of March 31, 2021 and December 31, 2020, a total of $20,380 and $0, respectively, was outstanding under this agreement. At March 31, 2021, the outstanding balance was at Prime + 1.25.

Secured Term Credit Agreement

As of March 31, 2021 and December 31, 2020, a total of $118,750 and $120,313, respectively, was outstanding under this agreement.

Asset Based Debt

Asset Backed Revolving Financing

As of March 31, 2021 and December 31, 2020, a total of $26,830 and $27,510, respectively, was outstanding under the borrowing related to our premium finance business in our insurance business.

Residential Mortgage Warehouse Borrowings

During the three months ended March 31, 2021, the $60,000 warehouse line of credit was extended to April 2022. As of March 31, 2021 and December 31, 2020, a total of $65,578 and $55,994, respectively, was outstanding under such financing agreements.

Vessel Backed Term Loan

As of March 31, 2021 and December 31, 2020, the maximum borrowing capacity and borrowings outstanding were $15,250 and $15,800, respectively.

As of March 31, 2021, the Company is in compliance with the representations and covenants for its outstanding debt or has obtained waivers for any events of non-compliance.

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2021
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
March 31, 2021
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

Derivative Assets and Liabilities

Derivatives are primarily comprised of IRLCs, forward delivery contracts and TBA mortgage backed securities. The fair value of these instruments is based upon valuation pricing models, which represent the amount the Company would expect to receive or pay at the balance sheet date to exit the position. Our mortgage origination subsidiaries issue IRLCs to their customers, which are carried at estimated fair value on the Company’s condensed consolidated balance sheets. The estimated fair values of these commitments are generally calculated by reference to the value of the underlying loan associated with the IRLC net of costs to produce and an expected pull through assumption. The fair values of these commitments generally fall under Level 3 in the fair value hierarchy. Our mortgage origination subsidiaries manage their exposure by entering into forward delivery commitments with loan investors. For loans not locked with investors under a forward delivery commitment, the Company enters into hedge instruments, primarily TBAs, to protect against movements in interest rates. The fair values of TBA mortgage backed securities and forward delivery contracts generally fall under Level 2 in the fair value hierarchy.

Corporate Bonds

Corporate bonds are generally classified under Level 2 in the fair value hierarchy and fair value is provided by a third-party investment manager, based on quoted market prices. We perform internal price verification procedures monthly to ensure that the prices provided are reasonable.

Securities Sold, Not Yet Purchased

Securities sold, not yet purchased are generally classified under Level 1 or Level 2 in the fair value hierarchy, based on the leveling of the securities sold short, and fair value is provided by a third-party investment manager, based on quoted market prices. We perform internal price verification procedures monthly to ensure that the prices provided are reasonable.

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

As of March 31, 2021
	Quoted prices in active markets Level 1	Other significant observable inputs Level 2	Significant unobservable inputs Level 3	Fair value
Assets:

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2021
(in thousands, except share data)

	As of March 31, 2021
	Quoted prices in active markets Level 1	Other significant observable inputs Level 2	Significant unobservable inputs Level 3	Fair value
Available for sale securities, at fair value:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$—	$209,735	$—	$209,735
Obligations of state and political subdivisions	—	47,294	—	47,294
Obligations of foreign governments	—	4,508	—	4,508
Certificates of deposit	1,356	—	—	1,356
Asset backed securities	—	37,643	878	38,521
Corporate securities	—	108,533	—	108,533
Total available for sale securities, at fair value	1,356	407,713	878	409,947

Loans, at fair value:
Corporate loans	—	3,147	7,685	10,832
Mortgage loans held for sale	—	99,626	—	99,626
Total loans, at fair value	—	102,773	7,685	110,458

Equity securities:
Invesque	47,719	—	—	47,719
Fixed income exchange traded fund	64,293	—	—	64,293
Other equity securities	32,975	—	35	33,010
Total equity securities	144,987	—	35	145,022

Other investments, at fair value:
Corporate bonds	—	101,296	—	101,296
Derivative assets	667	3,737	8,284	12,688
CLOs	—	—	616	616
Total other investments, at fair value	667	105,033	8,900	114,600

Mortgage servicing rights (1)	—	—	20,894	20,894

Total	$147,010	$615,519	$38,392	$800,921

Liabilities: (2)
Derivative liabilities	$—	$1,095	$—	$1,095
Securities sold, not yet purchased	27,052	12,573	—	39,625
Contingent consideration payable	—	—	200	200
Total	$27,052	$13,668	$200	$40,920
(1)    Included in other assets.
(2)    Included in other liabilities and accrued expenses.

	As of December 31, 2020
	Quoted prices in active markets Level 1	Other significant observable inputs Level 2	Significant unobservable inputs Level 3	Fair value
Assets:
Available for sale securities, at fair value:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$—	$196,303	$—	$196,303
Obligations of state and political subdivisions	—	44,350	—	44,350
Obligations of foreign governments	—	3,992	—	3,992
Certificates of deposit	1,355	—	—	1,355
Asset backed securities	—	35,334	858	36,192
Corporate securities	—	94,941	—	94,941
Total available for sale securities, at fair value	1,355	374,920	858	377,133

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2021
(in thousands, except share data)

	As of December 31, 2020
	Quoted prices in active markets Level 1	Other significant observable inputs Level 2	Significant unobservable inputs Level 3	Fair value
Loans, at fair value:
Corporate loans	—	—	7,795	7,795
Mortgage loans held for sale	—	82,937	—	82,937
Total loans, at fair value	—	82,937	7,795	90,732

Equity securities:
Invesque	31,078	—	—	31,078
Fixed income exchange traded fund	63,875	—	—	63,875
Other equity securities	28,850	—	35	28,885
Total equity securities	123,803	—	35	123,838

Other investments, at fair value:
Corporate bonds	—	105,777	—	105,777
Derivative assets	2,090	232	9,207	11,529
CLOs	—	—	802	802
Total other investments, at fair value	2,090	106,009	10,009	118,108

Mortgage servicing rights (1)	—	—	14,758	14,758

Total	$127,248	$563,866	$33,455	$724,569

Liabilities: (2)
Derivative liabilities	$—	$2,090	$—	$2,090
Securities sold, not yet purchased	16,479	30,158	—	46,637
Contingent consideration payable	—	—	200	200
Total	$16,479	$32,248	$200	$48,927
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

The following table presents additional information about assets that are measured at fair value on a recurring basis for which the Company has utilized Level 3 inputs to determine fair value for the following periods:

	For the Three Months Ended March 31,
	2021	2020
Balance at January 1,	$33,455	$32,470
Net realized and unrealized gains or losses included in:
Earnings	7,015	(4,332)
OCI	20	(649)
Origination of IRLCs	26,347	27,880
Purchases	568	—
Sales	(1,743)	(1,753)
Conversions to mortgage loans held for sale	(27,270)	(24,116)
Balance at March 31,	$38,392	$29,500

Changes in unrealized gains (losses) included in earnings related to assets still held at period end	$2,390	$(6,519)
Changes in unrealized gains (losses) included in OCI related to assets still held at period end	$20	$(649)

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2021
(in thousands, except share data)

The following table presents the range and weighted average (WA) used to develop significant unobservable inputs for the fair value measurements of Level 3 assets and liabilities.

	As of				As of
	March 31, 2021	December 31, 2020			March 31, 2021				December 31, 2020
			Valuation technique	Unobservable input(s) (1)
Assets	Fair Value				Range			WA	Range			WA
IRLCs	$8,284	$9,207	Internal model	Pull through rate	50%	to	95%	62%	50%	to	95%	68%
Mortgage servicing rights	20,894	14,758	External model	Discount rate	10%	to	13%	11%	10%	to	13%	11%
				Cost to service	$75	to	$90	$82	$75	to	$90	$82
				Prepayment speed	7%	to	56%	16%	8%	to	60%	22%
Total	$29,178	$23,965

Liabilities
Contingent consideration payable - Smart AutoCare	$200	$200	Cash Flow Model	Forecast Cash EBITDA	$20,000	to	$30,000	N/A	$20,000	to	$30,000	N/A
			Actuarial Analysis	Assumed Claim Liabilities	$55,000				$55,000
Total	$200	$200
(1)    Unobservable inputs were weighted by the relative fair value of the instruments.

The following table presents the carrying amounts and estimated fair values of financial assets and liabilities that are not recorded at fair value and their respective levels within the fair value hierarchy:

	As of March 31, 2021			As of December 31, 2020
	Level within fair value hierarchy	Fair value	Carrying value	Level within fair value hierarchy	Fair value	Carrying value
Assets:
Debentures (1)	2	$20,377	$20,377	2	$17,703	$17,703
Notes receivable, net	2	62,807	62,807	2	62,075	62,075
Total assets		$83,184	$83,184		$79,778	$79,778

Liabilities:
Debt, net	3	$421,938	$404,900	3	$392,951	$377,582
Total liabilities		$421,938	$404,900		$392,951	$377,582
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
March 31, 2021
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

(13) Liability for Unpaid Claims and Claim Adjustment Expenses

Roll forward of Claim Liability

The following table presents the activity in the net liability for unpaid losses and allocated loss adjustment expenses of short duration contracts for the following periods:

	For the Three Months Ended March 31,
	2021	2020
Policy liabilities and unpaid claims balance as of January 1,	$233,438	$144,384
Less: liabilities of policy-holder account balances, gross	(5,419)	(11,589)
Less: non-insurance warranty benefit claim liabilities	(30,664)	(85)
Gross liabilities for unpaid losses and loss adjustment expenses	197,355	132,710
Less: reinsurance recoverable on unpaid losses - short duration	(113,163)	(88,599)
Less: other lines, gross	(247)	(230)
Net balance as of January 1, short duration	83,945	43,881

Incurred (short duration) related to:
Current year	50,013	43,604
Prior years	(36)	2,289
Total incurred	49,977	45,893

Paid (short duration) related to:
Current year	36,498	36,437
Prior years	1,914	3,003
Total paid	38,412	39,440

Net balance as of March 31, short duration	95,510	50,334
Plus: reinsurance recoverable on unpaid losses - short duration	124,375	88,428
Plus: other lines, gross	786	248
Gross liabilities for unpaid losses and loss adjustment expenses	220,671	139,010
Plus: liabilities of policy-holder account balances, gross	5,120	10,594
Plus: non-insurance warranty benefit claim liabilities	25,532	45,860
Policy liabilities and unpaid claims balance as of March 31,	$251,323	$195,464

The following schedule reconciles the total short duration contracts per the table above to the amount of total losses incurred as presented in the condensed consolidated statements of operations, excluding the amount for member benefit claims:

	Three Months Ended March 31,
	2021	2020
Short duration incurred	$49,977	$45,893
Other lines incurred	1	—
Unallocated loss adjustment expenses	273	83
Total losses incurred	$50,251	$45,976
During the three months ended March 31, 2021, the Company experienced a decrease in prior year development of $36.

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2021
(in thousands, except share data)

During the three months ended March 31, 2020, the Company experienced an increase in prior year development of $2,289, primarily as a result of higher than expected claim frequency from business written by a small group of producers of our personal and commercial lines of business.

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

Based upon our internal analysis, we believe that the amounts recorded for policy liabilities and unpaid claims reasonably represents the amount necessary to pay all claims and related expenses which may arise from incidents that have occurred as of the balance sheet date.

(14) Revenue from Contracts with Customers

The Company’s revenues from insurance and warranty operations are primarily accounted for under Financial Services-Insurance (Topic 944) that are not within the scope of Revenue for Contracts with Customers (Topic 606). The Company’s remaining revenues that are within the scope of Topic 606 are primarily comprised of revenues from contracts with customers for monthly membership dues for motor clubs, monthly administration fees for services provided for premiums, claims and reinsurance processing revenues, vehicle service contracts, vessel related revenue and warranty coverage revenues for household goods and appliances (collectively, remaining contracts).

The following table presents the disaggregated amounts of revenue from contracts with customers by product type for the following periods:

	Three Months Ended March 31,
	2021	2020
Service and Administrative Fees:
Motor club revenue	$9,184	$9,735
Warranty coverage revenue	33,068	21,218
Vessel related revenue	5,699	7,246
Other	5,364	1,701
Revenue from contracts with customers	$53,315	$39,900

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

We do not disclose information about remaining performance obligations pertaining to contracts that have an original expected duration of one year or less. The transaction price allocated to remaining unsatisfied or partially unsatisfied performance obligations with an original expected duration exceeding one year was not material at March 31, 2021.

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2021
(in thousands, except share data)

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

The following table presents the activity in the significant deferred assets and liabilities related to revenue from contracts with customers for the following period:

	January 1, 2021			March 31, 2021
	Beginning balance	Additions	Amortizations	Ending balance
Deferred acquisition costs
Service and Administrative Fees:
Motor club revenue	$13,081	$7,649	$7,079	$13,651
Warranty coverage revenue	48,734	18,277	5,396	61,615
Total	$61,815	$25,926	$12,475	$75,266

Deferred revenue
Service and Administrative Fees:
Motor club revenue	$16,969	$9,802	$9,184	$17,587
Warranty coverage revenue	348,391	58,467	33,068	373,790
Total	$365,360	$68,269	$42,252	$391,377

For the periods presented, no write-offs for unrecoverable deferred acquisition costs and deferred revenue were recognized.

(15) Other Assets and Other Liabilities and Accrued Expenses

Other Assets

The following table presents the components of other assets as reported in the condensed consolidated balance sheets:

	As of
	March 31, 2021	December 31, 2020
Right of use asset - Operating leases (1)	$26,896	$27,291
Furniture, fixtures and equipment, net	15,445	15,798
Income tax receivable	19,766	19,513
Mortgage servicing rights	20,894	14,758
Prepaid expenses	8,825	8,159
Loans eligible for repurchase	75,952	70,593
Other	11,910	5,922
Total other assets	$179,688	$162,034
(1)    See Note (21) Commitments and Contingencies for additional information.

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2021
(in thousands, except share data)

The following table presents the depreciation expense related to furniture, fixtures and equipment for the following periods:

	Three Months Ended March 31,
	2021	2020
Depreciation expense related to furniture, fixtures and equipment	$777	$752

Other Liabilities and Accrued Expenses

The following table presents the components of other liabilities and accrued expenses as reported in the condensed consolidated balance sheets:

	As of
	March 31, 2021	December 31, 2020
Accounts payable and accrued expenses	$71,556	$106,142
Operating lease liability (1)	32,700	32,914
Deferred tax liabilities, net	30,692	24,183
Securities sold, not yet purchased	39,625	46,637
Due to brokers	52,151	45,047
Loans eligible for repurchase liability	75,952	70,593
Commissions payable	11,371	18,678
Other	21,476	18,671
Total other liabilities and accrued expenses	$335,523	$362,865
(1)    See Note (21) Commitments and Contingencies for additional information.

(16) Other Revenue and Other Expenses

Other Revenue

The following table presents the components of other revenue as reported in the condensed consolidated statement of operations. Other revenue is primarily generated by Tiptree Capital’s non-insurance activities except as noted in the footnote to the table.

	Three Months Ended March 31,
	2021	2020
Other investment income (1)	$12,733	$15,064
Gain (loss) on sale of businesses (2)	(431)	—
Other (3)	2,254	1,990
Total other revenue	$14,556	$17,054
(1)    See Note (6) Investments for the components of Other investment income.
(2)    Relates to the impairment of Luxury. See Note (4) Assets and Liabilities Held for Sale.
(3)    Includes $2,129 and $1,885 for the three months ended March 31, 2021 and 2020, respectively, related to Insurance.

Other Expenses

The following table presents the components of other expenses as reported in the condensed consolidated statement of operations:

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2021
(in thousands, except share data)

	Three Months Ended March 31,
	2021	2020
Professional fees	$5,440	$7,209
General and administrative	8,003	5,338
Premium taxes	4,936	3,798
Mortgage origination expenses	4,195	3,576
Rent and related	4,136	3,481
Operating expenses from vessels	2,781	4,104
Loss on extinguishment of debt	—	353
Other	1,876	2,371
Total other expenses	$31,367	$30,230

(17) Stockholders’ Equity

Stock Repurchases

The Board of Directors authorized the Company to make repurchases of up to $20,000 of shares of the Company’s outstanding common stock in the aggregate, at the discretion of the Company's Executive Committee. The following table presents the Company’s stock repurchase activity and remaining authorization.

	Three Months Ended March 31, 2021
	Number of shares purchased	Average price per share
Share repurchase plan	488,662	$5.02

Remaining repurchase authorization		$14,101

Warrants

As of March 31, 2021, there were warrants for 2,429,210 shares of Tiptree Class A common stock outstanding at an exercise price of $7.05.

Dividends

The Company declared cash dividends per share for the following periods presented below:

	Dividends per share for the
	Three Months Ended March 31,
	2021	2020
First quarter (1)	$0.04	$0.04
(1)    See Note (24) Subsequent Events for when the dividend was declared.

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

Statutory Capital and Surplus

The Company’s insurance company subsidiaries must maintain minimum amounts of statutory capital and surplus as required

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2021
(in thousands, except share data)

by regulatory authorities, including the NAIC; their capital and surplus levels exceeded respective minimum requirements as of March 31, 2021 and December 31, 2020.

Statutory Dividends

The Company’s U.S. domiciled insurance company subsidiaries may pay dividends to the Company, subject to statutory restrictions. Payments in excess of statutory restrictions (extraordinary dividends) to the Company are permitted only with prior approval of the insurance department of the applicable state of domicile. The Company eliminates all dividends from its subsidiaries in the condensed consolidated financial statements. There were no dividends paid to the Company by its U.S domiciled insurance company subsidiaries for the three months ended March 31, 2021 and 2020.

The following table presents the combined amount available for ordinary dividends of the Company's U.S. domiciled insurance company subsidiaries for the following periods:

	As of
	March 31, 2021	December 31, 2020
Amount available for ordinary dividends of the Company's insurance company subsidiaries	$18,519	$13,418

At March 31, 2021, the maximum amount of dividends that our U.S. domiciled regulated insurance company subsidiaries could pay under applicable laws and regulations without regulatory approval was approximately $18,519. The Company may seek regulatory approval to pay dividends in excess of this permitted amount, but there can be no assurance that the Company would receive regulatory approval if sought.

(18) Accumulated Other Comprehensive Income (Loss)

The following table presents the activity of AFS securities in accumulated other comprehensive income (loss) (AOCI), net of tax, for the following periods:

	Total AOCI	Amount attributable to non-controlling interests	Total AOCI to Tiptree Inc.

Balance at December 31, 2019	$1,711	$(13)	$1,698
Other comprehensive income (losses) before reclassifications	301	(8)	293
Amounts reclassified from AOCI	(3)	—	(3)
OCI	298	(8)	290
Adoption of accounting standard (1)	42	—	42
Balance at March 31, 2020	$2,051	$(21)	$2,030

Balance at December 31, 2020	$5,702	$(28)	$5,674
Other comprehensive income (losses) before reclassifications	(2,995)	11	(2,984)
Amounts reclassified from AOCI	(98)	—	(98)
OCI	(3,093)	11	(3,082)
Balance at March 31, 2021	$2,609	$(17)	$2,592
(1)    Amounts reclassified to retained earnings due to adoption of ASU 2016-13. See Note (2) Summary of Significant Accounting Policies.

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2021
(in thousands, except share data)

The following table presents the reclassification adjustments out of AOCI included in net income and the impacted line items on the condensed consolidated statement of operations for the following periods:

	Three Months Ended March 31,		Affected line item in condensed consolidated statements of operations
Components of AOCI	2021	2020
Unrealized gains (losses) on available for sale securities	$128	$4	Net realized and unrealized gains (losses)
Related tax (expense) benefit	(30)	(1)	Provision for income tax
Net of tax	$98	$3

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

2017 Equity Plan	Number of shares (1)
Available for issuance as of December 31, 2020	3,788,417
RSU, stock and option awards granted	(25,381)
Available for issuance as of March 31, 2021	3,763,036
(1)    Excludes awards granted under the Company’s subsidiary incentive plans that are exchangeable for Tiptree common stock.

Restricted Stock Units and Stock Awards

Tiptree Corporate Incentive Plans

The Company values RSUs at their grant-date fair value as measured by Tiptree’s common stock price. Generally, the Tiptree RSUs vest and become non-forfeitable with respect to one-third of Tiptree shares granted on each of the first, second and third year anniversaries of the date of the grant, and expensed using the straight-line method over the requisite service period.

Stock Awards - Directors’ Compensation

The Company values the stock awards at their issuance-date fair value as measured by Tiptree’s common stock price. Upon issuance, the awards are deemed to be granted and immediately vested.

The following table presents changes to the issuances of RSUs and stock awards under the 2017 Equity Plan for the periods indicated:

	Number of shares issuable	Weighted average grant date fair value
Unvested units as of December 31, 2020	953,145	$6.52
Granted	25,381	5.03
Vested	(379,514)	6.32
Unvested units as of March 31, 2021	599,012	$6.59

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2021
(in thousands, except share data)

The following tables present the detail of the granted and vested RSUs and stock awards for the periods indicated:

	Three Months Ended March 31,			Three Months Ended March 31,
Granted	2021	2020	Vested	2021	2020
Directors	25,381	9,232	Directors	25,381	9,232
Employees (1)	—	469,257	Employees	354,133	364,984
Total Granted	25,381	478,489	Total Vested	379,514	374,216
			Taxes	(34,828)	(51,507)
			Net Vested	344,686	322,709
(1)    Includes 256,619 shares that vest ratably over three years and 212,638 shares that cliff vest in February 2021 for the three months ended March 31, 2020.

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
The following table presents changes to the issuances of subsidiary awards under the subsidiary incentive plans for the periods indicated:

Grant date fair value of equity shares issuable
Unvested balance as of December 31, 2020	$4,305
Granted	1,079
Vested	(1,358)
Unvested balance as of March 31, 2021	$4,026

The net vested balance of subsidiary awards eligible for exchange as of March 31, 2021 translates to 2,570,055 shares of Tiptree common stock.

Stock Option Awards

Tiptree Corporate Incentive Plans

Option awards have been granted to the Executive Committee with an exercise price equal to the fair market value of our common stock on the date of grant. The option awards have a 10-year term and are subject to the recipient’s continuous service, a market requirement, and vest one third on each of the three, four, and five year anniversaries of the grant date. The market requirement is the Company's 20-day volume weighted average per share trading price plus actual cash dividends paid following issuance of the option that exceeds the book value on the option grant date. If the service condition is met, the full amount of the compensation expense will be recognized over the appropriate vesting period whether the market requirement is met or not. The options granted after 2017 include a retirement provision and are amortized over the lesser of the service condition or expected retirement date. Book value targets for grants in 2020, 2019, 2018, 2017 and 2016 are $11.52, $10.79, $9.97, $10.14 and $8.96, respectively. There were no options granted for the three months ended March 31, 2021.

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

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2021
(in thousands, except share data)

from the Treasury Constant Maturities yield curve on the grant date. The current quarterly dividend rates in effect as of the date of the grant are used to calculate a spot dividend yield as of the date of grant for use in the model.

The following table presents the assumptions used to estimate the fair values of the stock options granted for the following periods:

Valuation Input (1)	Three Months Ended March 31, 2020
	Assumption	Average
Historical volatility	27.60%	N/A
Risk-free rate	1.51%	N/A
Dividend yield	2.20%	N/A
Expected term (years)		7.0
(1) Not applicable for the three months ended March 31, 2021 as there were no new grants during the period.

The following table presents the Company's stock option activity for the current period:

	Options outstanding	Weighted average exercise price (in dollars per stock option)	Weighted average grant date value (in dollars per stock option)	Options exercisable
Balance, December 31, 2020	1,715,619	$6.49	$2.29	—

Balance, March 31, 2021	1,715,619	$6.49	$2.29	—

Weighted average remaining contractual term at March 31, 2021 (in years)	6.9

Stock Based Compensation Expense

The following table presents total stock based compensation expense and the related income tax benefit recognized on the condensed consolidated statements of operations:

	Three Months Ended March 31,
	2021	2020
Employee compensation and benefits	$955	$1,543
Director compensation	110	73
Income tax benefit	(224)	(349)
Net stock based compensation expense	$841	$1,267

Additional information on total non-vested stock based compensation is as follows:

	As of
	March 31, 2021
	Stock options	Restricted stock awards and RSUs
Unrecognized compensation cost related to non-vested awards	$434	$4,721
Weighted - average recognition period (in years)	2.07	1.73

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2021
(in thousands, except share data)

(20) Income Taxes

The following table presents the Company’s provision (benefit) for income taxes reflected as a component of income (loss):

	Three Months Ended March 31,
	2021		2020
Total income tax expense (benefit)	$8,752		$(21,181)

Effective tax rate (ETR)	22.2%	(1)	25.9%	(2)
(1)    Higher than the U.S. federal statutory income tax rate of 21% due to the effect of state taxes, offset by discrete items.
(2)    Higher than the U.S. federal statutory income tax rate of 21% due to the effect of state taxes and other discrete items.

(21) Commitments and Contingencies

Operating Leases

All leases are office space leases and are classified as operating leases that expire through 2031. Some of our office leases include the option to extend for up to 5 years or less at management’s discretion. Such extension options were not included in the measurement of the lease liability. Below is a summary of our right of use asset and lease liability as of March 31, 2021:

As of
March 31, 2021
Right of use asset - Operating leases	$26,896

Operating lease liability	$32,700

Weighted-average remaining lease term (years)	6.9

Weighted-average discount rate (1)	7.4%
(1)    Discount rate was determined by applying available market rates to lease obligations based upon their term.

As of March 31, 2021, the approximate aggregate minimum future lease payments required for our lease liability over the remaining lease periods are as follows:

March 31, 2021
Remainder of 2021	$6,641
2022	7,806
2023	7,041
2024	6,168
2025	5,437
2026 and thereafter	16,043
Total minimum payments	49,136
Less: liabilities held for sale	(757)
Less: present value adjustment	(15,679)
Total	$32,700

The following table presents rent expense for the Company’s office leases recorded on the condensed consolidated statements of operations for the following periods:

	Three Months Ended March 31,
	2021	2020
Rent expense for office leases (1)	$2,195	$2,133
(1) Includes lease expense of $153 and $101 for the three months ended March 31, 2021 and 2020, respectively, for assets held for sale.

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2021
(in thousands, except share data)

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

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2021
(in thousands, except share data)

The following table presents a reconciliation of basic and diluted net income per common share for the following periods:

	Three Months Ended March 31,
	2021	2020
Net income (loss)	$30,640	$(60,570)
Less:
Net income (loss) attributable to non-controlling interests	2,059	(563)
Net income allocated to participating securities	602	—
Net income (loss) attributable to Tiptree Inc. common shares - basic	27,979	(60,007)

Effect of Dilutive Securities:
Securities of subsidiaries	(574)	—
Adjustments to income relating to exchangeable interests, net of tax	1,961	—
Net income (loss) attributable to Tiptree Inc. common shares - diluted	$29,366	$(60,007)

Weighted average number of shares of common stock outstanding - basic	32,420,982	34,566,330
Weighted average number of incremental shares of common stock issuable from exchangeable interests and contingent considerations	3,763,037	—
Weighted average number of shares of common stock outstanding - diluted	36,184,019	34,566,330

Basic net income (loss) attributable to common shares	$0.86	$(1.74)
Diluted net income (loss) attributable to common shares	$0.81	$(1.74)

(23) Related Party Transactions

Corvid Peak is a related party of the Company because Corvid Peak is deemed to be controlled by Michael Barnes, the Company’s Executive Chairman. Tiptree invested $75,000 to seed new investment funds to be managed by Corvid Peak, which was completely funded in the first quarter of 2020. The Company pays Corvid Peak an annual management fee of 1.25% of the net asset value of invested capital and an incentive fee equal to 20% of the net profits, subject to a conventional high water mark. The Company incurred $308 and $212 of management and incentive fees to Corvid Peak for the three months ended March 31, 2021 and 2020, respectively.

Pursuant to the Transition Services Agreement, Tiptree and Corvid Peak have mutually agreed to provide certain services to one another. Payments under the Transition Services Agreement in the three months ended March 31, 2021 and 2020 were not material.

Pursuant to the Emeritus Agreement, Tiptree agreed to provide Mr. Inayatullah, a greater than 5% stockholder of the Company, office space and support services, and reimburse Mr. Inayatullah for a portion of benefit expenses in exchange for advice and other consulting services as requested by the Company’s Executive Committee. Transactions related to the Emeritus Agreement in the three months ended March 31, 2021 and 2020 were not material.

(24) Subsequent Events

On May 4, 2021, the Company’s board of directors declared a quarterly cash dividend of $0.04 per share to holders of common stock with a record date of May 24, 2021, and a payment date of June 1, 2021.

Effective May 3, 2021, Corvid Peak entered into an investment advisory agreement (the “IAA”) with Fortegra and certain of its subsidiaries. As previously disclosed, Corvid Peak is a related party of Tiptree because Michael Barnes, Tiptree’s Executive Chairman, has an economic interest in Corvid Peak that predates Tiptree’s acquisition of Corvid Peak. Under the IAA, Corvid Peak will provide Fortegra investment management services for fees ranging between 0.20% and 1.25% of net asset value depending on the asset class and the net asset value of certain asset classes. Entering into the IAA by Fortegra’s statutory insurance companies is subject to approval by the relevant state insurance regulatory authorities.

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

Our first quarter 2021 highlights include:

Overall:
•Net income of $28.6 million increased from a net loss of $60.0 million in 2020, which was driven by growth in insurance underwriting operations and growth in volume and margins in our mortgage business, in addition to realized and unrealized gains on investments as compared to unrealized losses in 2020.
•Adjusted net income increased 90.5% to $13.2 million, from $6.9 million in 2020, driven by improvement in insurance and mortgage operations. Adjusted return on average equity was 13.7%, as compared to 7.3% in 2020.
•Book value per share of $11.63 as of March 31, 2021, when combined with dividends paid, increased 21.2% from the prior year, and 7.1% from year-end 2020, driven by a combination of net income and share repurchases at discounts to book value per share.
•In 2021, we purchased and retired 488,662 shares of our common stock for $2.5 million, at an average 57% discount to book value. Over the past four quarters, we returned $17.8 million to shareholders, including 2.3 million of share buybacks at an average 49% discount to book value per share.
•Cash and cash equivalents of $123.9 million as of March 31, 2021, of which $77.7 million resides outside our statutory insurance subsidiaries.

Insurance:
•Total revenues increased 55.3% to $222.6 million, from $143.3 million in 2020, driven by increases in earned premiums, net, service and administrative fees, and net realized and unrealized gains as compared to losses in the prior year period.
•The combined ratio improved to 91.5%, as compared to 93.6% in 2020, driven by the shift in business mix toward warranty and commercial programs improving the underwriting ratio and continued scalability of our technology and shared service platform, which improved the expense ratio.
•Income before taxes of $21.5 million increased by $48.6 million as compared to a loss before taxes of $27.1 million in 2020. Return on average equity was 23.9% in 2021 as compared to (28.3)% in 2020. The increase in both metrics was driven operationally by growth in revenues and improvements in the combined ratio, in addition to net realized and unrealized gains on investments as compared to losses in the prior year.
•Adjusted net income increased 46.3% to $12.8 million, as compared to $8.7 million in 2020. Adjusted return on average equity was 17.9%, as compared to 12.7% in 2020. The increase in both metrics was driven by growth in revenues and the improved combined ratio.
•Gross written premiums and premium equivalents were $505.0 million for the three months ended March 31, 2021, as compared to $392 million for the three months ended March 31, 2020, up 28.7% as a result of growth in U.S. Insurance, U.S. Warranty Solutions and Europe Warranty Solutions.
•As of March 31, 2021, total cash and cash equivalents combined with total investments were $722.8 million, as compared to $588.3 million as of March 31, 2020. As of March 31, 2021, 77% of the portfolio was invested in high-credit quality fixed income securities with an average S&P rating of AA and a weighted average duration of 2.4 years.

Mortgage:
•Income before taxes of $13.1 million in 2021, as compared to loss before taxes of $1.1 million in 2020, with the increase driven by growth in volumes and margins resulting from reduced interest rates and home price appreciation.
•Adjusted net income improved for the three months ended March 31, 2021 by $7.3 million, driven by the same factors that impacted net income.
•Return on average equity of 60.9% and adjusted return on average equity of 45.6% in 2021, as compared to (6.8)% and 2.3%, respectively, in 2020.

Key Trends:

Our results of operations are affected by a variety of factors including, but not limited to, general economic conditions and GDP growth, market liquidity and volatility, consumer confidence, U.S. demographics, employment and wage growth, business confidence and investment, inflation, interest rates and spreads, the impact of the regulatory environment, and the other factors set forth in Part I, Item 1A in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020. Generally, our businesses are positively affected by a healthy U.S. consumer, stable to gradually rising interest rates, stable markets and business conditions, and global growth and trade flows. Conversely, rising unemployment, volatile markets, rapidly rising interest rates, changing regulatory requirements and slowing business conditions can have a material adverse effect on our results of operations or financial condition.

Our insurance business generally focuses on products which have low severity but high frequency loss experiences and are short duration. As a result, the business has historically generated significant fee-based revenues. In general, the types of products we offer tend to have limited aggregation risk and, thus, limited exposure to catastrophic and residual risk. We mitigate our underwriting risk through a combination of reinsurance and retrospective commission structures with our agents, distribution partners and/or third-party reinsurers. To mitigate counterparty risk, we ensure our distribution partners’ captive reinsurance entities are over-collateralized with highly liquid investments, primarily cash and cash equivalents. Our insurance results primarily depend on our pricing, underwriting, risk retention and the accuracy of reserves, reinsurance arrangements, returns on invested assets, and policy and contract renewals and run-off. While our insurance operations have historically maintained a relatively stable combined ratio which support steady earnings, our initiatives to change our business mix along with economic factors could generate different results than we have historically experienced. We believe there will continue to be growth opportunities to expand our warranty and specialty programs insurance business model to other niche products and markets.

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

Our businesses can also be impacted in various ways by changes in interest rates, which can result in fluctuations in the fair value of our investments, revenues associated with floating rate investments, volume and revenues in our mortgage business and interest expense associated with floating rate debt used to fund many of our operations. Rising interest rates in the first quarter impacted the value of certain of our fixed income securities in our investment portfolio, the unrealized loss on which was recorded in equity, and if realized, could impact our results of operations. Offsetting the impact of a rising interest rate environment, as our portfolio grows, new investments in fixed rate instruments from both maturities and portfolio growth can result in higher interest income on our investments over time. In declining interest rate environments, the opposite impacts could occur. In addition, certain of our investments are LIBOR based, which has resulted in lower investment income during the recent period of extended low rates, and which increased as rates rose in the first quarter. Rising interest rates can also impact our cost of LIBOR based debt obligations, while declining rates can decrease our cost of debt. Our secured revolving and term credit agreements, preferred trust securities and asset-based revolving financing are all floating rate obligations.

Low mortgage rates due to the Federal Reserve intervention in mortgage markets and rising home prices in certain markets, has resulted in a combination of higher mortgage volumes and margins beginning in the second quarter of 2020 and continuing into the first quarter of 2021, which has been a benefit to our mortgage operations. The recent low interest rate environment also benefits our interest cost on debt, although our corporate debt remains above current LIBOR rates. There can be no assurance that these positive trends will continue, the reversal of which could have a materially negative impact on our results of operations, and which may only be partially mitigated by the benefit to our LIBOR based investments.

Common shares of Invesque represent a significant asset on our condensed consolidated balance sheet, both as part of our insurance investment portfolio and separately in Tiptree Capital. Our investment in Invesque, which operates in the seniors housing and skilled nursing industries, is carried on our condensed consolidated balance sheet at fair value. In April 2020, in response to the uncertainty in the industry, Invesque suspended its dividend to conserve liquidity. In combination with the impact of the COVID-19 pandemic on occupancy rates, Invesque’s stock declined significantly, which had a material impact on the carrying value of our investment and results of operations. While their stock price and the value of our investment increased in the first quarter of 2021, any additional declines in the fair value of Invesque’s common stock could have a significant impact on our results of operations and the value of our investment.

The maritime transportation industry is highly competitive and fragmented. Demand for shipping capacity is a function of global economic conditions and the related demand for commodities, production and consumption patterns, and is affected by events which interrupt production, trade routes, and consumption. The shipping industry is cyclical with high volatility in charter hire rates and profitability, which can change rapidly. General global economic conditions, along with company and industry specific factors, are expected to continue to impact the fair value of our vessels and associated operating results. While there is a current imbalance in supply and demand for shipping capacity, which has led to a cyclical high toward the end of the current quarter in dry-bulk charter rates, a change in those factors and/or changes in global economic conditions could result in substantially lower charter rates, which could negatively impact our results of operations and the carrying value of our vessels.

RESULTS OF OPERATIONS
The following is a summary of our condensed consolidated financial results for the three months ended March 31, 2021 and 2020. In addition to GAAP results, management uses the Non-GAAP measures Adjusted net income, Adjusted return on average equity, Adjusted EBITDA and book value per share as measurements of operating performance. Management believes these measures provide supplemental information useful to investors as they are frequently used by the financial community to analyze financial performance and comparison among companies. Management uses Adjusted net income and adjusted return on average equity as part of its capital allocation process and to assess comparative returns on invested capital. Adjusted EBITDA is also used in determining incentive compensation for the Company’s executive officers. Adjusted net income represents income before taxes, less provision (benefit) for income taxes, and excluding the after-tax impact of various expenses that we consider to be unique and non-recurring in nature, stock-based compensation, net realized and unrealized gains (losses), and intangibles amortization associated with purchase accounting. The Company defines Adjusted EBITDA as GAAP net income of the Company plus corporate interest expense, plus income taxes, plus depreciation and amortization expense, less the effects of purchase accounting, plus non-cash fair value adjustments, plus significant non-recurring expenses, and plus unrealized gains (losses) on available for sale securities that are reported in other comprehensive income. Adjusted net income, Adjusted return on average equity and Adjusted EBITDA are not measurements of financial performance or liquidity under GAAP and should not be considered as an alternative or substitute for GAAP net income. See “Non-GAAP Reconciliations” for a reconciliation of these measures to their GAAP equivalents.

Selected Key Metrics

($ in thousands, except per share information)	Three Months Ended March 31,
GAAP:	2021	2020
Total revenues	$294,688	$129,671
Net income (loss) attributable to common stockholders	$28,581	$(60,007)
Diluted earnings per share	$0.81	$(1.74)
Cash dividends paid per common share	$0.04	$0.04
Return on average equity	31.8%	(64.1)%

Non-GAAP: (1)
Adjusted net income	$13,155	$6,907
Adjusted return on average equity	13.7%	7.3%
Adjusted EBITDA	$45,683	$(70,529)
Book value per share	$11.63	$9.73
(1)    See “—Non-GAAP Reconciliations” for a discussion of non-GAAP financial measures.

Revenues

For the three months ended March 31, 2021, revenues were $294.7 million, which increased $165.0 million, or 127.3% compared to the prior year period, primarily due to net realized and unrealized gains in the 2021 period compared to losses in the 2020 period. Additionally, growth in Fortegra’s commercial, credit and warranty programs resulted in increases to earned premiums, net, and service and administrative fees, and improvement in mortgage volumes and margins led to increased realized gains.

The combination of unearned premiums and deferred revenues on the condensed consolidated balance sheet grew by $283.5 million, or 27.4%, from March 31, 2020 to March 31, 2021 as a result of Fortegra’s growth in gross written premiums and premium equivalents, primarily related to commercial, credit and warranty programs.

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

($ in thousands)	For the Three Months Ended March 31,
	2021	2020
Net realized and unrealized gains (losses)(1)	$10,215	$(24,791)
Net realized and unrealized gains (losses) - Invesque	$16,643	$(58,713)
(1)    Excludes Invesque and Mortgage realized and unrealized gains and losses.

Net Income (Loss) Attributable to common stockholders

For the three months ended March 31, 2021, net income attributable to common stockholders was $28.6 million, an increase of $88.6 million from a net loss of $60.0 million for the three months ended March 31, 2020. The increase for the three months ended March 31, 2021 was primarily driven by the same factors that impacted revenues in the respective periods.

Adjusted net income & Adjusted return on average equity - Non-GAAP

Adjusted net income for the three months ended March 31, 2021 was $13.2 million, an increase of $6.2 million, or 90.5%, from the three months ended March 31, 2020. For March 31, 2021, adjusted return on average equity was 13.7%, as compared to 7.3% at March 31, 2020, with the increase in both metrics driven by improved performance in our insurance and mortgage operations.

Adjusted EBITDA - Non-GAAP

Adjusted EBITDA for the three months ended March 31, 2021 was $45.7 million, an increase of $116.2 million from 2020, which was substantially driven by realized and unrealized gains in the 2021 period compared to losses in the 2020 period.

Book Value per share - Non-GAAP

Total stockholders’ equity was $397.4 million as of March 31, 2021 compared to $373.5 million as of December 31, 2020. In the three months ended March 31, 2021, Tiptree returned $3.8 million to shareholders through share repurchases and dividends paid. Book value per share for the period ended March 31, 2021 was $11.63, an increase from book value per share of $9.73 as of March 31, 2020. The key drivers of the increase over the past four quarters were net income per share and the purchase of 2.3 million shares at an average 49% discount to book value partially offset by dividends paid of $0.16 per share.

Results by Segment
We classify our business into two reportable segments, Insurance and Mortgage, with the remainder of our operations aggregated into Tiptree Capital - Other. Corporate activities include holding company interest expense, corporate employee compensation and benefits, and other expenses, including, but not limited to, public company expenses. For the three months ended March 31, 2021, Mortgage has been broken out of Tiptree Capital as a reportable segment because for the year ended December 31, 2020 it met the quantitative threshold for disclosure. Prior year segments have been conformed to the current year presentation.

The following tables present the components of Income (loss) before taxes and Adjusted net income.

Income (loss) before taxes

($ in thousands)	For the Three Months Ended March 31,
	2021	2020
Insurance	$21,528	$(27,117)
Mortgage	13,077	(1,090)
Tiptree Capital - other	14,994	(45,241)
Corporate	(10,207)	(8,303)
Income (loss) before taxes	$39,392	$(81,751)

Adjusted net income - Non-GAAP (1)

($ in thousands)	For the Three Months Ended March 31,
	2021	2020
Insurance	$12,776	$8,734
Mortgage	7,465	196
Tiptree Capital - other	567	3,291
Corporate	(7,653)	(5,314)
Adjusted net income (1)	$13,155	$6,907
(1)    See “—Non-GAAP Reconciliations” for a discussion of non-GAAP financial measures.

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

The following tables present the Insurance segment results for the three months ended March 31, 2021 and 2020.

Results of Operations

($ in thousands)	Three Months Ended March 31,
	2021	2020	Change	% Change
Revenues:
Earned premiums, net	$146,919	$121,321	$25,598	21.1%
Service and administrative fees	58,050	43,724	14,326	32.8%
Ceding commissions	3,025	6,525	(3,500)	(53.6)%
Net investment income	2,767	3,488	(721)	(20.7)%
Net realized and unrealized gains (losses)	9,672	(33,601)	43,273	NM%
Other revenue	2,130	1,883	247	13.1%
Total revenues	$222,563	$143,340	$79,223	55.3%
Expenses:
Net losses and loss adjustment expenses	$50,251	$45,976	$4,275	9.3%
Member benefit claims	16,923	14,900	2,023	13.6%
Commission expense	88,645	70,401	18,244	25.9%
Employee compensation and benefits	19,089	17,042	2,047	12.0%
Interest expense	4,304	3,648	656	18.0%
Depreciation and amortization	4,191	2,270	1,921	84.6%
Other expenses	17,632	16,220	1,412	8.7%
Total expenses	$201,035	$170,457	$30,578	17.9%
Income (loss) before taxes (1)	$21,528	$(27,117)	$48,645	NM%

Key Performance Metrics:
Gross written premiums and premium equivalents	$505,001	$392,411	$112,590	28.7%
Return on average equity	23.9%	(28.3)%
Underwriting ratio	74.2%	75.7%
Expense ratio	17.3%	17.9%
Combined ratio	91.5%	93.6%

Non-GAAP Financial Measures (2):
Adjusted net income	$12,776	$8,734	$4,042	46.3%
Adjusted return on average equity	17.9%	12.7%
(1)    Net income was $17,099 for the three months ended March 31, 2021 compared to a net loss of $19,454 for the three months ended March 31, 2020.
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

Revenues - Q1 2021 compared to Q1 2020

For the three months ended March 31, 2021, total revenues increased 55.3%, to $222.6 million, as compared to $143.3 million for the three months ended March 31, 2020. Earned premiums, net of $146.9 million increased $25.6 million, or 21.1%, driven by growth in commercial, credit and warranty insurance programs. Service and administration fees of $58.1 million increased by 32.8% driven by growth in warranty and consumer goods service contract revenues. Ceding commissions of $3.0 million decreased by $3.5 million, or 53.6%, driven by lower fees associated with the decrease in ceded premiums in certain credit insurance and collateral protection programs. Other revenues increased by $0.2 million, or 13.1%, driven by growth in our premium and warranty finance programs.

For the three months ended March 31, 2021, 28.4% of our revenues were derived from fees that are not solely dependent upon the underwriting performance of our insurance products, resulting in more diversified and consistent earnings. For the three months ended March 31, 2021, 83.0% of our fee-based revenues were generated in non-regulated service companies, with the remainder in our regulated insurance companies.

For the three months ended March 31, 2021, net investment income was $2.8 million driven by interest income on fixed income securities and dividends on equity securities as compared to $3.5 million in the prior year period, driven by lower interest rates, partially offset by growth in investments. Net realized and unrealized gains were $9.7 million, an increase of $43.3 million, driven by realized and unrealized gains on equity securities in the 2021 period, as compared to losses on equity securities and other investments in the 2020 period.

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

Commission expense is incurred on most product lines. The majority of commissions are retrospective commissions paid to agents, distributors and retailers selling our products, including credit insurance policies, warranty service contracts and motor club memberships. When claims increase, in most cases our distribution partners bear the risk through a reduction in their retrospective commissions. Commission rates are, in many cases, set by state regulators, such as in credit and collateral protection programs and are also impacted by market conditions and the retention levels of our distribution partners.

Operating and Other Expenses

Operating and other expenses represent the general and administrative expenses of our insurance operations including employee compensation and benefits and other expenses, including, technology costs, office rent, and professional services fees, such as legal, accounting and actuarial services.

Interest Expense

Interest expense consists primarily of interest expense on our corporate revolving debt, our Notes, our preferred trust securities due June 15, 2037 (Preferred Trust Securities) and asset-based debt for our premium finance and warranty service contract financing, which is non-recourse to Fortegra.

Depreciation and Amortization

Depreciation expense is primarily associated with furniture, fixtures and equipment. Amortization expense is primarily associated with purchase accounting amortization including values associated with acquired customer relationships, trade names and internally developed software and technology.

Expenses - Q1 2021 compared to Q1 2020

For the three months ended March 31, 2021, net losses and loss adjustment expenses were $50.3 million, member benefit claims were $16.9 million and commission expense was $88.6 million, as compared to $46.0 million, $14.9 million and $70.4 million, respectively, for the three months ended March 31, 2020. The increases in net losses and loss adjustment expenses of $4.3 million, or 9.3%, and member benefit claims of $2.0 million, or 13.6%, were driven by growth in our U.S. Insurance and U.S Warranty Solutions programs. For the three months ended March 31, 2021, we experienced favorable loss development of $0.04 million as compared to unfavorable loss development of $2.3 million for the three months ended March 31, 2020, which represented a 1.3% impact to the underwriting ratio, primarily driven by higher than expected claims frequency by a small group of producers. Commission expense increased by $18.2 million, or 25.9%, driven by growth in revenues and an increase in retrospective commission payments, which were partially offset by lower proportional net losses and loss adjustment expenses.

For the three months ended March 31, 2021, employee compensation and benefits were $19.1 million and other expenses were $17.6 million, as compared to $17.0 million and $16.2 million, respectively, for the three months ended March 31, 2020. Employee compensation and benefits increased by $2.0 million, or 12.0% driven by the acquisition of Sky Auto and investments in human capital associated with our growth objectives in admitted, E&S and warranty programs. Other expenses increased by $1.4 million, or 8.7%, driven primarily by increases in premium taxes, which grew in line with written premiums, partially offset by reduced deal related expenses. Included in other expenses were $0.3 million and $2.2 million for the three months ended March 31, 2021 and 2020, respectively, related to non-recurring professional fees associated with investment banking and legal expenses for our acquisitions of Sky Auto and Smart AutoCare.

For the three months ended March 31, 2021, interest expense was $4.3 million as compared to $3.6 million for the three months ended March 31, 2020. The increase in interest expense of $0.7 million, or 18.0%, was primarily driven by higher outstanding revolver balances and asset-based debt for our premium and warranty finance programs.

For the three months ended March 31, 2021, depreciation and amortization expense was $4.2 million, including $3.8 million of intangible amortization related to purchase accounting associated with the acquisitions of Fortegra, Smart AutoCare and Sky Auto, as compared to $2.3 million including $2.2 million of intangible amortization from purchase accounting related to Fortegra and Smart AutoCare for 2020.

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

The below table shows gross written premiums and premium equivalents by business mix for the three months ended March 31, 2021 and 2020.

($ in thousands)	Three Months Ended March 31,
	2021	2020
U.S. Insurance	$338,159	$245,969
U.S. Warranty Solutions	150,786	133,337
Europe Warranty Solutions	16,056	13,105
Total	$505,001	$392,411
Total gross written premiums and premium equivalents for the three months ended March 31, 2021 were $505.0 million as compared to $392.4 million in 2020. For the three months ended March 31, 2021, U.S. Insurance increased by $92.2 million, or 37.5%, driven by growth in commercial, credit, warranty and niche personal insurance lines. For the three months ended March 31, 2021, U.S. Warranty Solutions increased by $17.4 million, or 13.1%, driven by growth in auto and consumer goods service contracts. Europe Warranty Solutions increased by $3.0 million, or 22.5% driven by growth in auto and consumer goods warranty programs.

Fortegra has continued to expand product lines to increase gross written premiums and premium equivalents, including the acquisitions of Smart AutoCare (January 2020) and Sky Auto (December 2020) and the formation of Fortegra Specialty Insurance Company (October 2020). The growth in gross written premiums and premium equivalents, combined with higher retention in select products for March 31, 2021, has resulted in an increase of $283.5 million, or 27.4%, in unearned premiums and deferred revenue on the condensed consolidated balance sheets as compared to March 31, 2020. As of March 31, 2021, unearned premiums and deferred revenues were $1,316.6 million, as compared to $1,033.1 million as of March 31, 2020.

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

The combined ratio was 91.5% for the three months ended March 31, 2021, which consisted of an underwriting ratio of 74.2% and an expense ratio of 17.3%, as compared to 93.6%, 75.7% and 17.9%, respectively, for the three months ended March 31, 2020. The improvement in the combined ratio year over year is primarily due to the shift in business mix as the growth in commercial and warranty programs benefitted the underwriting ratio, while the decrease in the expense ratio is primarily driven by the continued scalability of our technology and shared service platform.

Return on Average Equity

Return on average equity is expressed as the ratio of net income to average stockholders’ equity during the period. Management uses this ratio as a measure of the on-going performance of the totality of the Company’s operations.

Return on average equity was 23.9% for the three months ended March 31, 2021, as compared to (28.3)%, for the three months ended March 31, 2020, with the increase in net income and annualized return on average equity driven operationally by growth in revenues and improvements in the combined ratio, in addition to net realized and unrealized gains in the 2021 period compared to net realized and unrealized losses in the 2020 period.

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

The below table shows underwriting and fee revenues and underwriting and fee margin by business mix for the three months ended March 31, 2021 and 2020.

	Three Months Ended March 31,
($ in thousands)	Underwriting and Fee Revenues (1)		Underwriting and Fee Margin (1)
	2021	2020	2021	2020
U.S. Insurance	$147,565	$129,368	$28,841	$24,622
U.S. Warranty Solutions	52,467	39,522	21,987	15,594
Europe Warranty Solutions	10,092	4,563	3,477	1,961
Total	$210,124	$173,453	$54,305	$42,177
(1)    See “—Non-GAAP Reconciliations” for a discussion of non-GAAP financial measures.

Underwriting and fee revenues were $210.1 million for the three months ended March 31, 2021 as compared to $173.5 million for the three months ended March 31, 2020. Total underwriting and fee revenues increased $36.7 million, or 21.1%, driven by growth in U.S. Insurance, U.S. Warranty Solutions and Europe Warranty Solutions. The increase in U.S. Insurance was $18.2 million, or 14.1%, driven by growth in commercial, credit and warranty insurance programs. The increase in U.S. Warranty Solutions was $12.9 million, or 32.8%, driven by growth in auto, consumer goods, and premium and warranty finance programs. Europe Warranty Solutions increased by $5.5 million, or 121.2%, driven by growth in auto and consumer goods warranty programs.

Underwriting and fee margin was $54.3 million for the three months ended March 31, 2021 as compared to $42.2 million for the three months ended March 31, 2020. Total underwriting and fee margin increased $12.1 million, or 28.8%, driven by growth across all business lines. U.S. Insurance underwriting ratio of 80.5% decreased by 0.5% driven by change in mix of business toward more profitable lines. For the three months ended March 31, 2021, we experienced favorable loss development of $0.04 million as compared to unfavorable loss development of $2.3 million for the three months ended March 31, 2020, which represented a 1.3% impact to the underwriting ratio in the prior year, primarily driven by higher than expected claims frequency by a small group of producers. U.S. Warranty Solutions underwriting ratio of 58.1% decreased by 2.4% driven by increased fee related programs. Europe Warranty Solutions underwriting ratio of 65.5% increased by 8.5% as the rapidly growing book of business normalized.

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

For the three months ended March 31, 2021, adjusted net income and adjusted return on average equity were $12.8 million and 17.9%, respectively, as compared to $8.7 million and 12.7%, respectively, for the three months ended March 31, 2020. The improvement in both of these metrics was driven by the growth in underwriting and fee revenues in addition to a 2.1 percentage point improvement in the combined ratio.

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

For the three months ended March 31, 2021, net investment income was $2.8 million driven by interest income on fixed income securities and dividends on equity securities as compared to $3.5 million in the prior year period, driven by lower interest rates, partially offset by growth in investments. Net realized and unrealized gains were $9.7 million, an increase of $43.3 million, driven by realized and unrealized gains on equity securities in the 2021 period, as compared to losses on equity securities and other investments in the 2020 period.

Tiptree Capital

Tiptree Capital consists of our Mortgage segment, which includes the operating results of Reliance, our mortgage business, and Tiptree Capital - Other, which consists of our other non-insurance operating businesses and investments. As of March 31, 2021, Tiptree Capital - Other includes our Invesque shares, maritime transportation operations, and the mortgage operations of Luxury, which is held for sale.

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

The following tables present the Mortgage segment results for the three months ended March 31, 2021 and 2020.

Results of Operations

($ in thousands)	Three Months Ended March 31,
	2021	2020
Revenues:
Net realized and unrealized gains (losses)	$30,077	$12,714
Other revenue	4,417	3,506
Total revenues	$34,494	$16,220
Expenses:
Employee compensation and benefits	$15,342	$11,500
Interest expense	298	423
Depreciation and amortization	225	235
Other expenses	5,552	5,152
Total expenses	$21,417	$17,310
Income (loss) before taxes	$13,077	$(1,090)

Key Performance Metrics:
Return on average equity	60.9%	(6.8)%

Non-GAAP Financial Measures (1):
Adjusted net income	$7,465	$196
Adjusted return on average equity	45.6%	2.3%
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

Revenues

For the three months ended March 31, 2021, we funded $419.9 million of loans, compared to $312.7 million for 2020, an increase of $107.2 million, or 34.3%. The increase in origination volumes is primarily attributed to the lower interest rate environment and rising home prices in the three months ended March 31, 2021 compared to 2020. Gain on sale margins also increased to 6.0% for the three months ended March 31, 2021, up approximately 170 basis points from 4.3% for the three months ended March 31, 2020.

Net realized and unrealized gains (losses) for the three months ended March 31, 2021 were $30.1 million, compared to $12.7 million for 2020, an increase of $17.4 million or 136.6%. The primary drivers of increased gains on sale were increases in origination volumes and gains on sale margins, in addition to positive fair value adjustments in our mortgage servicing rights of $3.4 million as interest rates increased from year-end 2020.

Other revenue for the three months ended March 31, 2021 was $4.4 million, compared to $3.5 million for 2020, an increase of $0.9 million or 26.0% driven by increased loan origination volumes and servicing fees.

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

Expenses

For the three months ended March 31, 2021, employee compensation and benefits was $15.3 million, compared to $11.5 million in 2020, an increase of $3.8 million or 33.4%. This increase was driven primarily by increased commissions on higher origination volumes, in addition to increased incentive compensation.

For the three months ended March 31, 2021, interest expense was $0.3 million compared to $0.4 million in 2020, a decrease of $0.1 million or 29.8%. This is due to the reduced interest rate environment decreasing our cost of funds and reduced warehouse borrowings.

For the three months ended March 31, 2021 and 2020, depreciation and amortization expense was $0.2 million.

For the three months ended March 31, 2021, other expenses were $5.6 million compared to $5.2 million in 2020. The $0.4 million increase was driven by increased loan origination expenses, including marketing costs.

Income (loss) before taxes

Income before taxes for the three months ended March 31, 2021 was $13.1 million, compared to a loss before taxes of $1.1 million in 2020. The primary driver of the increase was the increase in revenue noted above, partially offset by higher compensation and other costs associated with the improved financial performance.

Tiptree Capital - Other

The following tables present a summary of Tiptree Capital - Other results for the three months ended March 31, 2021 and 2020.

Results of Operations

	Three Months Ended March 31,
($ in thousands)	Total revenue		Income (loss) before taxes
	2021	2020	2021	2020
Senior living (Invesque)	$13,766	$(46,018)	$13,766	$(46,018)
Maritime transportation	5,699	7,246	513	1,166
Other (1)	18,166	8,883	715	(389)
Total	$37,631	$(29,889)	$14,994	$(45,241)
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

Revenues for the three months ended March 31, 2021 were $37.6 million compared to negative revenues of $29.9 million for 2020. The primary driver of the change in revenues for the three months ended March 31, 2021 was unrealized gains of $13.8 million on Invesque, partially offset by the suspension of its monthly dividend payment in April 2020, and growth in mortgage gain on sale revenues in our held for sale mortgage originator. These drivers were partially offset by declines in our maritime transportation business as shipping rates on our two tankers declined from the prior year and one tanker was in dry-dock for its five year maintenance requirement for a portion of the period.

Income (loss) before taxes

The income before taxes from Tiptree Capital - Other for the three months ended March 31, 2021 was $15.0 million, compared to a loss before taxes of $45.2 million in 2020. The primary driver of the increase was unrealized gains in the 2021 period compared to losses in the 2020 period on our investment in Invesque, partially offset by a decline in income before taxes in our maritime transportation business as shipping rates on our two tankers declined from the prior year and one tanker was in dry-dock for its five year maintenance requirement for a portion of the period.

Adjusted net income - Non-GAAP(1)

($ in thousands)	Three Months Ended March 31,
	2021	2020
Senior living (Invesque) (1)	$—	$2,000
Maritime transportation	521	1,317
Other	46	(26)
Total	$567	$3,291
(1)    See “—Non-GAAP Reconciliations” for a discussion of non-GAAP financial measures.

Adjusted net income decreased to $0.6 million for the three months ended March 31, 2021 compared to $3.3 million in 2020. The key drivers of the decrease were the dividend income on our investment in Invesque being discontinued in April 2020 and declines in our maritime transportation business as shipping rates on our two tankers declined from the prior year and one tanker was in dry-dock for its five year maintenance requirement for a portion of the period.

Corporate
The following tables present a summary of corporate results for the three months ended March 31, 2021 and 2020.

Results of Operations

($ in thousands)	Three Months Ended March 31,
	2021	2020
Employee compensation and benefits	$2,067	$2,146
Employee incentive compensation expense	3,553	1,367
Interest expense	2,564	1,993
Depreciation and amortization	198	200
Other expenses	1,825	2,596
Total expenses	$10,207	$8,302
Corporate expenses include expenses of the holding company for interest expense, employee compensation and benefits, and public company and other expenses. Corporate employee compensation and benefits includes the expense of management, legal and accounting staff. Other expenses primarily consisted of audit and professional fees, insurance, office rent and other related expenses.

Employee compensation and benefits, including incentive compensation expense, was $5.6 million for the three months ended March 31, 2021 compared to $3.5 million for 2020, driven by an increase in employee incentive compensation. Interest expense for the three months ended March 31, 2021 was $2.6 million, up from $2.0 million in 2020, driven by a higher average outstanding balance during the 2021 periods associated with our increased borrowing in February 2020. As of March 31, 2021, the outstanding borrowing was $118.8 million, compared to $120.3 million at December 31, 2020. Other expenses of $1.8 million decreased by $0.8 million driven by non-recurring deal expenses in the three months ended March 31, 2020.

Provision for Income Taxes

The total income tax expense of $8.8 million for the three months ended March 31, 2021, and the total income tax benefit of $21.2 million for the three months ended March 31, 2020 are reflected as components of net income (loss).

For the three months ended March 31, 2021, the Company’s effective tax rate was equal to 22.2%. The effective rate for the three months ended March 31, 2021 was higher than the U.S. federal statutory income tax rate of 21.0%, primarily from the impact of state taxes, partially offset by discrete items. For the three months ended March 31, 2020, the Company’s effective tax rate was equal to 25.9%. The effective rate for the three months ended March 31, 2020 was higher than the U.S. federal statutory income tax rate of 21.0%, primarily from the impact of state taxes and other discrete items.

Balance Sheet Information

Tiptree’s total assets were $3,048.6 million as of March 31, 2021, compared to $2,995.8 million as of December 31, 2020. The $52.9 million increase in assets is primarily attributable to the growth in our Insurance segment.

Total stockholders’ equity was $397.4 million as of March 31, 2021, compared to $373.5 million as of December 31, 2020, primarily driven by net income for three months ended March 31, 2021, partially offset by stock repurchases and dividends. As of March 31, 2021, there were 32,538,486 shares of common stock outstanding, as compared to 32,682,462 as of December 31, 2020.

The following table is a summary of certain balance sheet information:

	As of March 31, 2021
		Tiptree Capital
($ in thousands)	Insurance	Mortgage	Other	Corporate	Total
Total assets	$2,471,077	$241,926	$294,008	$41,602	$3,048,613

Corporate debt	$180,380	$—	$—	$118,750	$299,130
Asset based debt	26,830	65,578	15,250	—	107,658

Tiptree Inc. stockholders’ equity	$264,958	$64,602	$118,822	$(69,939)	$378,443
Non-controlling interests - Other	9,102	6,002	2,094	1,758	18,956
Total stockholders’ equity	$274,060	$70,604	$120,916	$(68,181)	$397,399

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

($ in thousands)	Three Months Ended March 31,
	2021	2020
Total revenues	$222,563	$143,340
Less: Net investment income	(2,767)	(3,488)
Less: Net realized and unrealized gains (losses)	(9,672)	33,601
Underwriting and fee revenues	$210,124	$173,453

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

($ in thousands)	Three Months Ended March 31,
	2021	2020
Income (loss) before income taxes	$21,528	$(27,117)
Less: Net investment income	(2,767)	(3,488)
Less: Net realized and unrealized gains (losses)	(9,672)	33,601
Plus: Depreciation and amortization	4,191	2,270
Plus: Interest expense	4,304	3,648
Plus: Employee compensation and benefits	19,089	17,042
Plus: Other expenses	17,632	16,220
Underwriting and fee margin	$54,305	$42,176

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

Adjusted Return on Average Equity — Non-GAAP

We define adjusted return on average equity as adjusted net income expressed on an annualized basis as a percentage of average beginning and ending stockholders’ equity during the period. See “—Adjusted Net Income—Non-GAAP” above.

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

	Three Months Ended March 31, 2021
		Tiptree Capital
($ in thousands)	Insurance	Mortgage	Other	Corporate Expenses	Total
Income (loss) before taxes	$21,528	$13,077	$14,994	$(10,207)	$39,392
Less: Income tax (benefit) expense	(4,429)	(3,096)	(2,907)	1,680	(8,752)
Less: Net realized and unrealized gains (losses)(1)	(9,624)	(3,420)	(13,766)	—	(26,810)
Plus: Intangibles amortization (2)	3,834	—	—	—	3,834
Plus: Stock-based compensation expense	372	165	8	520	1,065
Plus: Non-recurring expenses	270	—	—	—	270
Plus: Non-cash fair value adjustments	—	—	(657)	—	(657)
Less: Tax on adjustments	825	739	2,895	354	4,813
Adjusted net income	$12,776	$7,465	$567	$(7,653)	$13,155

Adjusted net income	$12,776	$7,465	$567	$(7,653)	$13,155
Average stockholders’ equity	$285,885	$65,533	$113,218	$(79,166)	$385,470
Adjusted return on average equity	17.9%	45.6%	2.0%	NM%	13.7%

	Three Months Ended March 31, 2020
		Tiptree Capital
($ in thousands)	Insurance	Mortgage	Other	Corporate Expenses	Total
Income (loss) before taxes	$(27,117)	$(1,090)	$(45,241)	$(8,303)	$(81,751)
Less: Income tax (benefit) expense	7,663	515	9,672	3,331	21,181
Less: Net realized and unrealized gains (losses)	33,601	1,348	48,555	—	83,504
Plus: Intangibles amortization (2)	2,168	—	—	—	2,168
Plus: Stock-based compensation expense	351	—	151	1,169	1,671
Plus: Non-recurring expenses	2,195	—	—	407	2,602
Plus: Non-cash fair value adjustments	—	—	351	—	351
Less: Tax on adjustments	(10,127)	(577)	(10,197)	(1,918)	(22,819)
Adjusted net income	$8,734	$196	$3,291	$(5,314)	$6,907

Adjusted net income	$8,734	$196	$3,291	$(5,314)	$6,907
Average stockholders’ equity	274,922	33,656	147,480	(78,182)	377,876
Adjusted return on average equity	12.7%	2.3%	8.9%	NM%	7.3%
___________________________
The footnotes below correspond to the tables above, under “—Adjusted Net Income - Non-GAAP and “—Adjusted Return on Average Equity - Non-GAAP”.

Notes
(1)	Results for the three months ended March 31, 2021 included $48 of incentive fees paid with respect to specific unrealized and realized gains that are added-back to Adjusted net income.
(2)	Specifically associated with acquisition purchase accounting. See Note (3) Acquisitions.

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

($ in thousands)	Three Months Ended March 31,
	2021	2020
Net income (loss) attributable to common stockholders	$28,581	$(60,007)
Add: net (loss) income attributable to non-controlling interests	2,059	(563)
Income (loss) from continuing operations	$30,640	$(60,570)
Corporate debt related interest expense(1)	6,064	5,265
Consolidated provision (benefit) for income taxes	8,752	(21,181)
Depreciation and amortization(2)	5,934	3,863
Non-cash fair value adjustments(3)	(1,980)	(780)
Non-recurring expenses(4)	270	2,519
Unrealized gains (losses) on AFS securities	(3,997)	355
Adjusted EBITDA	$45,683	$(70,529)
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

($ in thousands, except per share information)	As of March 31,
	2021	2020
Total stockholders’ equity	$397,399	$344,336
Less: Non-controlling interests	18,956	10,483
Total stockholders’ equity, net of non-controlling interests	$378,443	$333,853

Total common shares outstanding	32,538	34,302

Book value per share	$11.63	$9.73

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

As of March 31, 2021, cash and cash equivalents, excluding restricted cash, were $123.9 million, compared to $136.9 million at December 31, 2020, a decrease of $13.0 million primarily as a result of additional invested assets at Fortegra.

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

Corporate Debt

($ in thousands)	Corporate Debt Outstanding as of March 31,		Interest Expense for the three months ended March 31,
	2021	2020	2021	2020
Insurance	$180,380	$208,240	$3,500	$3,272
Corporate	118,750	125,000	2,563	1,994
Total	$299,130	$333,240	$6,063	$5,266

As of March 31, 2021, our $118.8 million credit facility with Fortress carries a rate of LIBOR (with a minimum LIBOR rate of 1.0%), plus a margin of 6.75% per annum. We are required to make quarterly principal payments of approximately $1.56 million. See Note (11) Debt, net in the notes to condensed consolidated financial statements for details.

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

Consolidated Comparison of Cash Flows

($ in thousands)	For the Three Months Ended March 31,
Total cash provided by (used in):	2021	2020
Net cash (used in) provided by:
Operating activities	$27,330	$25,212
Investing activities	(42,364)	(47,306)
Financing activities	(630)	29,661
Net increase (decrease) in cash, cash equivalents and restricted cash	$(15,664)	$7,567
Operating Activities

Cash provided by operating activities was $27.3 million for the three months ended March 31, 2021. In 2021, the primary sources of cash from operating activities included consolidated net income (excluding unrealized gains and losses), proceeds from mortgage loans outpacing originations and growth in unearned premiums and net deferred revenues, partially offset by increases in deferred acquisition costs and other assets in addition to decreases in other liabilities and accrued expenses and reinsurance payables.

Cash provided by operating activities was $25.2 million for the three months ended March 31, 2020. In 2020, the primary sources of cash from operating activities included proceeds from mortgage loans outpacing originations, offset by increases in notes and accounts receivable and decreases in unearned premiums from our insurance operations.

Investing Activities

Cash used in investing activities was $42.4 million for the three months ended March 31, 2021. In 2021, the primary use of cash from investing activities was the purchase of investments outpacing proceeds from the sales of investments in our insurance investment portfolio, and the issuance of notes receivable outpacing proceeds.

Cash used in investing activities was $47.3 million for the year ended three months ended March 31, 2020. In 2020, the primary use of cash from investing activities was the purchase of investments outpacing proceeds from the sales of investments in our insurance investment portfolio and the issuance of notes receivables outpacing proceeds. This was partially offset by proceeds received in connection with the acquisition of Smart AutoCare.

Financing Activities

Cash used in financing activities was $0.6 million for the three months ended March 31, 2021. In 2021, the primary use of cash from financing activities was the repurchase of $2.5 million of the Company’s common stock and the payment of $1.3 million in dividends, which was partially offset by proceeds from borrowings in excess of principal repayments in our mortgage operations.

Cash provided by financing activities was $29.7 million for the three months ended March 31, 2020. In 2020, our new borrowings from various debt arrangements exceeded our principal paydowns, primarily due to increased borrowings on our secured term credit agreement and our secured corporate revolving credit agreement in our insurance operations, offset by decreased borrowings on our mortgage warehouse facilities. Net cash provided by increased borrowings under our debt facilities was offset by the repurchase of $3.9 million of the Company’s common stock and the payment of $1.4 million in dividends.

Contractual Obligations

The table below summarizes consolidated contractual obligations by period for payments that are due as of March 31, 2021:

($ in thousands)	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
Corporate debt, including interest (1)	$28,137	$54,823	$36,426	$203,800	$323,186
Asset based debt	35,979	84,240	8,955	—	129,174
Total debt (2)	$64,116	$139,063	$45,381	$203,800	$452,360
Operating lease obligations (3)	9,106	14,546	11,311	14,682	49,645
Total	$73,222	$153,609	$56,692	$218,482	$502,005
(1)    Estimated interest obligation calculated for corporate debt as the outstanding borrowing balance is fixed. The Company has an option to redeem junior subordinated notes 10 years from the issue date.
(2)    See Note (11) Debt, net, in the accompanying condensed consolidated financial statements for additional information.
(3)    Minimum rental obligation for office leases. The total rent expense for the three months ended March 31, 2021 and 2020 was $2.2 million and $2.1 million, respectively.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of our financial statements in accordance with U.S. GAAP, which requires management to make estimates and assumptions that affect the amounts reported in our financial statements and accompanying notes. Actual results could differ materially from those estimates. There have been no material changes to the critical accounting policies and estimates as discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

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

Further disclosure on our off-balance sheet arrangements as of March 31, 2021 is presented in the “Notes to Condensed Consolidated Financial Statements” in “Part I. Item 1. Notes to Condensed Consolidated Financial Statements” of this filing as follows:

•Note (10) Derivative Financial Instruments and Hedging
•Note (21) Commitments and Contingencies

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 described our Quantitative and Qualitative Disclosures About Market Risk. There were no material changes to the assumptions or risks during the three months ended March 31, 2021.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Our legal proceedings are discussed under the heading “Litigation” in Note (21) — Commitments and Contingencies in the Notes to the condensed consolidated financial statements in this report.

Item 1A. Risk Factors

For information regarding factors that could affect our Company, results of operations and financial condition, see the risk factors discussed under Part I, Item 1A in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020. There have been no material changes in those risk factors.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Share repurchase activity for the three months ended March 31, 2021 was as follows:

Period	Purchaser	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs(1)
January 1, 2021 to January 31, 2021: Open Market Purchases	Tiptree Inc.	466,849	$5.02	466,849
February 1, 2021 to February 28, 2021: Open Market Purchases	Tiptree Inc.	21,813	$4.93	21,813
March 1, 2021 to March 31, 2021	Tiptree Inc.	—	$—	—
	Total	488,662	$2,451	488,662	$14,101

(1)On November 2, 2020, the Board of Directors of Tiptree authorized Tiptree’s Executive Committee to repurchase up to $20 million of its outstanding common stock in the aggregate from time to time.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

Effective May 3, 2021 (the “Effective Date”), Corvid Peak entered into an investment advisory agreement (the “IAA”) with Fortegra and certain of its subsidiaries. As previously disclosed, Corvid Peak is a related party of Tiptree because Michael Barnes, Tiptree’s Executive Chairman, has an economic interest in Corvid Peak that predates Tiptree’s acquisition of Corvid Peak. Under the IAA, Corvid Peak will provide Fortegra investment management services for fees ranging between 0.20% and 1.25% of net asset value depending on the asset class and the net asset value of certain asset classes. Entering into the IAA by Fortegra’s statutory insurance companies is subject to approval by the relevant state insurance regulatory authorities.

The IAA commences on the Effective Date and continues until the fifth year anniversary. Thereafter, the IAA renews every three years subject to renegotiation prior to such renewal (the fifth year anniversary and each three year anniversary shall be referred to as an “Anniversary Date”). The parties to the IAA may terminate the IAA upon 90 days’ prior written notice in advance of any Anniversary Date. However, Fortegra and each of its subsidiaries may terminate the IAA upon 30 days’ prior written notice for Cause, defined as gross negligence or willful misconduct on the part of Corvid Peak with respect to its performance of the IAA. Additionally, the IAA contains representations, warranties and covenants customary for agreements of this type.

The foregoing description of the IAA, does not purport to be complete, and is qualified in its entirety by reference to the full text of the IAA, which is attached to this Quarterly Report on Form 10-Q as Exhibit 10.2 and is incorporated herein by reference.

Item 6. Exhibits, Financial Statement Schedules

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Tiptree Inc. has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Tiptree Inc.

Date:	May 5, 2021	By:/s/ Michael Barnes
Michael Barnes
Executive Chairman

Date:	May 5, 2021	By:/s/ Jonathan Ilany
Jonathan Ilany
Chief Executive Officer

Date:	May 5, 2021	By:/s/ Sandra Bell
Sandra Bell
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
10.1
Amendment to Partner Emeritus Agreement, effective January 1, 2021, by and between Tiptree Inc. and Arif Inayatullah (previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-33549), filed on January 4, 2021 and herein incorporated by reference).

10.2	Investment Advisory Agreement dated May 3, 2021, by and among Tiptree Inc., The Fortegra Group, LLC and subsidiaries and Corvid Peak Capital Management, LLC.
31.1	Certification of Executive Chairman pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.3	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification of Executive Chairman pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
32.2	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
32.3	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
104	Cover page from Tiptree’s Form 10-Q for the quarter ended March 31, 2021 formatted in iXBRL (included in Exhibit 101).

*     Attached as Exhibit 101 to this Quarterly Report on Form 10-Q are the following materials, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets as of March 31, 2021 and December 31, 2020, (ii) the Condensed Consolidated Statements of Operations for the three months ended March 31, 2021 and 2020, (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss) for the three months ended March 31, 2021 and 2020, (iv) the Condensed Consolidated Statements of Changes in Stockholders’ Equity for the three months ended March 31, 2021 and 2020, (v) the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2021 and 2020 and (vi) the Notes to the Condensed Consolidated Financial Statements.