Form 10-Q
period 2021-06-30
TIPTREE INC.
filed 2021-08-04
CIK 1393726

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly period ended June 30, 2021
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

As of August 2, 2021, there were 33,406,981 shares, par value $0.001, of the registrant’s common stock outstanding.

Tiptree Inc.
Quarterly Report on Form 10-Q
June 30, 2021

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
“Fortegra” or “The Fortegra Group” means The Fortegra Group, LLC, formerly known as Tiptree Insurance, LLC.
“Fortegra Financial” means Fortegra Financial Corporation.
“Fortegra Warranty” means Fortegra Warranty Holdings, LLC, formerly known as Tiptree Warranty Holdings, LLC.
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
“Tiptree Holdings” means Tiptree Holdings, LLC, formerly known as “Caroline Holdings, LLC”.
“Transition Services Agreement” means the Amended and Restated Transition Services Agreement between Corvid Peak and Tiptree Inc., effective as of January 1, 2019.

TIPTREE INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (Unaudited)
(in thousands, except share data)

	As of
	June 30, 2021	December 31, 2020
Assets:
Investments:
Available for sale securities, at fair value, net of allowance for credit losses	$447,300	$377,133
Loans, at fair value	97,405	90,732
Equity securities	204,539	123,838
Other investments	206,188	219,701
Total investments	955,432	811,404
Cash and cash equivalents	141,661	136,920
Restricted cash	36,275	58,355
Notes and accounts receivable, net	394,348	370,452
Reinsurance receivables	762,751	728,009
Deferred acquisition costs	306,622	229,430
Goodwill	179,236	179,236
Intangible assets, net	130,429	138,215
Other assets	164,455	162,034
Assets held for sale	140,348	181,705
Total assets	$3,211,557	$2,995,760

Liabilities and Stockholders’ Equity
Liabilities:
Debt, net	$381,871	$366,246
Unearned premiums	968,580	860,690
Policy liabilities and unpaid claims	285,640	233,438
Deferred revenue	472,610	399,211
Reinsurance payable	230,590	224,660
Other liabilities and accrued expenses	333,935	362,865
Liabilities held for sale	133,282	175,112
Total liabilities	$2,806,508	$2,622,222

Stockholders’ Equity:
Preferred stock: $0.001 par value, 100,000,000 shares authorized, none issued or outstanding	$—	$—
Common stock: $0.001 par value, 200,000,000 shares authorized, 33,395,395 and 32,682,462 shares issued and outstanding, respectively	33	33
Additional paid-in capital	314,983	315,014
Accumulated other comprehensive income (loss), net of tax	2,689	5,674
Retained earnings	69,313	35,423
Total Tiptree Inc. stockholders’ equity	387,018	356,144
Non-controlling interests	18,031	17,394
Total stockholders’ equity	405,049	373,538
Total liabilities and stockholders’ equity	$3,211,557	$2,995,760

See accompanying notes to condensed consolidated financial statements.

TIPTREE INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations (Unaudited)
(in thousands, except share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenues:
Earned premiums, net	$176,958	$107,255	$323,877	$228,576
Service and administrative fees	63,700	42,865	121,750	86,589
Ceding commissions	3,080	4,535	6,105	11,060
Net investment income	3,234	2,292	6,001	5,780
Net realized and unrealized gains (losses)	36,092	30,110	105,463	(32,331)
Other revenue	16,623	12,137	31,179	29,191
Total revenues	299,687	199,194	594,375	328,865
Expenses:
Policy and contract benefits	89,193	49,147	156,367	110,023
Commission expense	99,543	67,903	188,188	138,304
Employee compensation and benefits	45,693	40,678	98,617	79,179
Interest expense	8,981	7,646	18,233	15,197
Depreciation and amortization	6,208	4,371	12,142	8,234
Other expenses	38,594	25,015	69,961	55,245
Total expenses	288,212	194,760	543,508	406,182
Income (loss) before taxes	11,475	4,434	50,867	(77,317)
Less: provision (benefit) for income taxes	2,427	(5)	11,179	(21,186)
Net income (loss)	9,048	4,439	39,688	(56,131)
Less: net income (loss) attributable to non-controlling interests	1,079	623	3,138	60
Net income (loss) attributable to common stockholders	$7,969	$3,816	$36,550	$(56,191)

Net income (loss) per common share:
Basic earnings per share	$0.24	$0.11	$1.10	$(1.64)
Diluted earnings per share	$0.22	$0.10	$1.05	$(1.64)

Weighted average number of common shares:
Basic	32,898,769	33,984,195	32,661,195	34,269,096
Diluted	33,567,897	33,984,195	34,842,812	34,269,096

Dividends declared per common share	$0.04	$0.04	$0.08	$0.08

See accompanying notes to condensed consolidated financial statements.

TIPTREE INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net income (loss)	$9,048	$4,439	39,688	(56,131)

Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on available for sale securities:
Unrealized holding gains (losses) arising during the period	315	4,998	(3,555)	5,357
Related (provision) benefit for income taxes	(70)	(1,121)	805	(1,179)
Reclassification of (gains) losses included in net income (loss)	(192)	(87)	(320)	(91)
Related (provision) benefit for income taxes	43	20	73	21
Unrealized gains (losses) on available for sale securities, net of tax	96	3,810	(2,997)	4,108

Other comprehensive income (loss), net of tax	96	3,810	(2,997)	4,108
Comprehensive income (loss)	9,144	8,249	36,691	(52,023)
Less: comprehensive income (loss) attributable to non-controlling interests	1,078	636	3,126	81
Comprehensive income (loss) attributable to common stockholders	$8,066	$7,613	$33,565	$(52,104)

See accompanying notes to condensed consolidated financial statements.

TIPTREE INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)
(in thousands, except shares)

	Common stock
	Number of shares	Par value	Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings	Total Tiptree Inc. stockholders’ equity	Non-controlling interests	Total stockholders' equity
Balance at December 31, 2020	32,682,462	$33	$315,014	$5,674	$35,423	$356,144	$17,394	$373,538
Amortization of share-based incentive compensation	—	—	1,189	—	—	1,189	782	1,971
Vesting of share-based incentive compensation	357,970	—	81	—	—	81	(684)	(603)
Shares issued in exchange for vested subsidiary awards (1)	676,180	1	2,291	—	—	2,292	(2,342)	(50)
Shares purchased under stock purchase plan	(528,662)	(1)	(2,881)	—	—	(2,882)	—	(2,882)
Shares issued upon exercise of warrants	207,445	—	—	—	—	—	—	—
Non-controlling interest contributions	—	—	—	—	—	—	100	100
Repurchase of vested subsidiary awards	—	—	(780)	—	—	(780)	(276)	(1,056)
Net change in non-controlling interest	—	—	69	—	—	69	(69)	—
Dividends declared	—	—	—	—	(2,660)	(2,660)	—	(2,660)
Other comprehensive income (loss), net of tax	—	—	—	(2,985)	—	(2,985)	(12)	(2,997)
Net income (loss)	—	—	—	—	36,550	36,550	3,138	39,688
Balance at June 30, 2021	33,395,395	$33	$314,983	$2,689	$69,313	$387,018	$18,031	$405,049

Balance at March 31, 2021	32,538,486	$33	$313,140	$2,592	$62,678	$378,443	$18,956	$397,399
Amortization of share-based incentive compensation	—	—	562	—	—	562	454	1,016
Vesting of share-based incentive compensation	13,284	—	132	—	—	132	230	362
Shares issued in exchange for vested subsidiary awards (1)	676,180	1	2,291	—	—	2,292	(2,342)	(50)
Shares purchased under stock purchase plan	(40,000)	(1)	(431)	—	—	(432)	—	(432)
Shares issued upon exercise of warrants	207,445	—	—	—	—	—	—	—
Repurchase of vested subsidiary awards	—	—	(780)	—	—	(780)	(276)	(1,056)
Net change in non-controlling interests	—	—	69	—	—	69	(69)	—
Dividends declared	—	—	—	—	(1,334)	(1,334)	—	(1,334)
Other comprehensive income (loss), net of tax	—	—	—	97	—	97	(1)	96
Net income (loss)	—	—	—	—	7,969	7,969	1,079	9,048
Balance at June 30, 2021	33,395,395	$33	$314,983	$2,689	$69,313	$387,018	$18,031	$405,049
(1)    Exchange included $50 in cash.

TIPTREE INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)
(in thousands, except shares)

	Common stock
	Number of shares	Par value	Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings	Total Tiptree Inc. stockholders’ equity	Non-controlling interests	Total stockholders' equity
Balance at December 31, 2019	34,562,553	$35	$326,140	$1,698	$70,189	$398,062	$13,353	$411,415
Adoption of accounting standard (1)	—	—	—	42	(42)	—	—	—
Amortization of share-based incentive compensation	—	—	1,941	—	—	1,941	1,522	3,463
Vesting of share-based incentive compensation	455,798	—	(178)	—	—	(178)	(1,868)	(2,046)
Shares purchased under stock purchase plan	(1,342,168)	(1)	(8,499)	—	—	(8,500)	—	(8,500)
Cash settlement for the exchange of vested subsidiary awards	—	—	(587)	—	—	(587)	(1,220)	(1,807)
Net change in non-controlling interest	—	—	—	—	—	—	(500)	(500)
Dividends declared	—	—	—	—	(2,813)	(2,813)	—	(2,813)
Other comprehensive income (loss), net of tax	—	—	—	4,087	—	4,087	21	4,108
Net income (loss)	—	—	—	—	(56,191)	(56,191)	60	(56,131)
Balance at June 30, 2020	33,676,183	$34	$318,817	$5,827	$11,143	$335,821	$11,368	$347,189

Balance at March 31, 2020	34,302,131	$34	$323,064	$2,030	$8,725	$333,853	$10,483	$344,336
Amortization of share-based incentive compensation	—	—	741	—	—	741	1,179	1,920
Vesting of share-based incentive compensation	133,089	—	154	—	—	154	(2)	152
Shares purchased under stock purchase plan	(759,037)	—	(4,555)	—	—	(4,555)	—	(4,555)
Non-controlling interest contributions	—	—	(587)	—	—	(587)	(428)	(1,015)
Net change in non-controlling interest	—	—	—	—	—	—	(500)	(500)
Dividends declared	—	—	—	—	(1,398)	(1,398)	—	(1,398)
Other comprehensive income (loss), net of tax	—	—	—	3,797	—	3,797	13	3,810
Net income (loss)	—	—	—	—	3,816	3,816	623	4,439
Balance at June 30, 2020	33,676,183	$34	$318,817	$5,827	$11,143	$335,821	$11,368	$347,189
(1)    Amounts reclassified due to adoption of ASU 2016-13. See Note (2) Summary of Significant Accounting Policies of the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

See accompanying notes to condensed consolidated financial statements.

TIPTREE INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Six Months Ended June 30,
	2021	2020
Operating Activities:
Net income (loss) attributable to common stockholders	$36,550	$(56,191)
Net income (loss) attributable to non-controlling interests	3,138	60
Net income (loss)	39,688	(56,131)
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Net realized and unrealized (gains) losses	(105,463)	32,331
Net (gain) loss on sale of businesses	789	—
Non-cash compensation expense	2,213	3,669
Amortization/accretion of premiums and discounts	1,402	994
Depreciation and amortization expense	12,142	8,234
Non-cash lease expense	4,446	4,237
Dividend reinvestment plan income	—	(953)
Amortization of deferred financing costs	774	333
Loss on extinguishment of debt	—	353
Deferred provision (benefit) for income taxes	10,340	(13,214)
Other	494	127
Changes in operating assets and liabilities:
Mortgage loans originated for sale	(1,733,658)	(1,233,528)
Proceeds from the sale of mortgage loans originated for sale	1,833,832	1,337,392
(Increase) decrease in notes and accounts receivable	(18,828)	(13,856)
(Increase) decrease in reinsurance receivables	(34,742)	20,136
(Increase) decrease in deferred acquisition costs	(77,192)	(14,874)
(Increase) decrease in other assets	(5,291)	(17,826)
Increase (decrease) in unearned premiums	107,889	(42,401)
Increase (decrease) in policy liabilities and unpaid claims	52,202	110
Increase (decrease) in deferred revenue	73,399	42,855
Increase (decrease) in reinsurance payable	5,930	(1,647)
Increase (decrease) in other liabilities and accrued expenses	(24,763)	3,974
Net cash provided by (used in) operating activities	145,603	60,315
Investing Activities:
Purchases of investments	(765,351)	(687,938)
Proceeds from sales and maturities of investments	644,192	651,214
Proceeds from the sale of real estate	—	499
Purchases of property, plant and equipment	(1,191)	(3,083)
Proceeds from the sale of businesses	125	250
Proceeds from notes receivable	27,044	15,893
Issuance of notes receivable	(30,693)	(33,804)
Business and asset acquisitions, net of cash, restricted cash and deposits (1)	—	20,900
Net cash provided by (used in) investing activities	(125,874)	(36,069)
Financing Activities:
Dividends paid	(2,660)	(2,813)
Non-controlling interest contributions	100	—
Non-controlling interest redemptions	(1,106)	(1,807)
Payment of debt issuance costs	(62)	(1,634)
Proceeds from borrowings and mortgage notes payable	1,868,331	1,486,297
Principal paydowns of borrowings and mortgage notes payable	(1,896,753)	(1,485,302)
Repurchases of common stock	(2,882)	(8,500)
Net cash provided by (used in) financing activities	(35,032)	(13,759)
Net increase (decrease) in cash, cash equivalents and restricted cash	(15,303)	10,487
Cash, cash equivalents and restricted cash – beginning of period	195,275	144,590
Cash, cash equivalents and restricted cash – beginning of period - held for sale	4,879	7,137
Cash, cash equivalents and restricted cash – end of period	184,851	162,214
Less: Reclassification of cash to assets held for sale	6,915	4,303
Cash, cash equivalents and restricted cash – end of period	$177,936	$157,911

Supplemental Schedule of Non-Cash Investing and Financing Activities:
Right of use asset obtained in exchange for lease liability	$2,349	$513
Equity securities acquired as part of a dividend reinvestment plan	$—	$953
Shares issued in exchange for vested subsidiary awards	$2,292	$—
	As of
Reconciliation of cash, cash equivalents and restricted cash	June 30, 2021	December 31, 2020
Cash and cash equivalents	$141,661	$136,920
Restricted cash	36,275	58,355
Total cash, cash equivalents and restricted cash shown in the statements of cash flows	$177,936	$195,275
(1)    Changes in balance sheet balances due to acquisitions have been netted down in the respective line items. See Note (3) Acquisitions for additional information.

See accompanying notes to condensed consolidated financial statements.

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2021
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

(2) Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements of Tiptree have been prepared in accordance with generally accepted accounting principles in the United States of America (GAAP) and include the accounts of the Company and its subsidiaries. The condensed consolidated financial statements are presented in U.S. dollars, the main operating currency of the Company. The unaudited condensed consolidated financial statements presented herein should be read in conjunction with the annual audited financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020. In the opinion of management, the accompanying unaudited interim financial information reflects all adjustments, including normal recurring adjustments necessary to present fairly the Company’s financial position, results of operations, comprehensive income and cash flows for each of the interim periods presented. The results of operations for the three and six months ended June 30, 2021 are not necessarily indicative of the results that may be expected for the full year ending on December 31, 2021.

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

Recently Issued Accounting Pronouncements, Not Yet Adopted

During the six months ended June 30, 2021, there were no accounting standards issued applicable to the Company.

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2021
(in thousands, except share data)

(3) Acquisitions

Acquisitions during 2020

Acquisition of Smart AutoCare

On January 3, 2020, a subsidiary of the Company acquired (the Acquisition) all of the equity interests of Accelerated Service Enterprise LLC, SAC Holdings Inc., Dealer Motor Services, Inc., Independent Dealer Group, Inc., Ownershield, Inc., Freedom Insurance Company, Ltd. (Freedom), SAC Admin, Inc., SAC Insurance Company, Inc., Smart AutoCare, Inc. and Smart AutoCare Administration Solutions, Inc. (together Smart AutoCare), pursuant to the Equity Interest Purchase Agreement (the Purchase Agreement) between Fortegra Warranty Holdings, LLC (Buyer) and Peter Masi (Seller), dated as of December 16, 2019. Concurrent with the Acquisition, Freedom terminated reinsurance agreements with affiliates of Seller (the Commutation Transaction).

Tiptree paid Seller $111,804, net of working capital true-ups, in cash at closing, $8,250 of which will be held in an escrow account for 18 months to satisfy indemnity claims. Simultaneously, pursuant to the Commutation Transaction, affiliates of Seller paid Freedom $102,000 in cash. Smart AutoCare’s results are included in the Company’s Insurance segment for the three and six months ended June 30, 2021 and 2020.

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

The following table summarizes the final determination of the fair value amounts for the identifiable assets acquired, liabilities assumed, and goodwill, as described above, for the transactions completed during the six months ended June 30, 2020:

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
June 30, 2021
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

(4) Assets and Liabilities Held for Sale

Assets and Liabilities Held for Sale

The Company has entered into a definitive agreement to sell Luxury, and it is classified as held for sale at June 30, 2021 and December 31, 2020. The agreement did not meet the requirements to be classified as a discontinued operation. The following table presents detail of Luxury’s assets and liabilities held for sale in the condensed consolidated balance sheets for the following periods:

	As of
	June 30, 2021	December 31, 2020
Assets:
Investments:
Loans, at fair value	$120,259	$164,802
Other investments	3,288	4,345
Total investments	123,547	169,147
Cash, cash equivalents and restricted cash	6,915	4,879
Notes and accounts receivable, net	190	1,760
Other assets	9,696	5,919
Assets held for sale	$140,348	$181,705

Liabilities:
Debt, net	$119,031	$162,072
Other liabilities and accrued expenses (1)	14,251	13,040
Liabilities held for sale	$133,282	$175,112
(1)    Includes deferred tax liabilities of $1,549 and $939 as of June 30, 2021 and December 31, 2020, respectively.

For the three months and six months ended June 30, 2021, the Company recorded an impairment of $358 and $789, respectively, related to assets and liabilities held for sale. For the three and six months ended June 30, 2020, the Company did not record an impairment related to assets and liabilities held for sale. As of June 30, 2021 and December 31, 2020, accumulated impairment related to assets and liabilities held for sale was $5,217 and $4,428, respectively.

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2021
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

Our reportable segments’ income or loss is reported before income taxes and non-controlling interests. Segment results incorporate the revenues and expenses of these subsidiaries since they commenced operations or were acquired. For the three and six months ended June 30, 2021, Mortgage has been broken out of Tiptree Capital as a reportable segment since it meets the quantitative threshold for disclosure. Prior year segments have been conformed to the current year presentation. Intercompany transactions are eliminated.

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

The tables below present the components of revenue, expense, income (loss) before taxes, and assets for our reportable segments as well as Tiptree Capital - Other for the following periods:

	Three Months Ended June 30, 2021
		Tiptree Capital
	Insurance	Mortgage	Other	Total
Total revenues	$252,255	$25,272	$22,160	$299,687
Total expenses	(237,551)	(19,497)	(19,540)	(276,588)
Corporate expenses	—	—	—	(11,624)
Income (loss) before taxes	$14,704	$5,775	$2,620	$11,475
Less: provision (benefit) for income taxes				2,427
Net income (loss)				$9,048
Less: net income (loss) attributable to non-controlling interests				1,079
Net income (loss) attributable to common stockholders				$7,969

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2021
(in thousands, except share data)

	Three Months Ended June 30, 2020
		Tiptree Capital
	Insurance	Mortgage	Other	Total
Total revenues	$164,954	$28,812	$5,428	$199,194
Total expenses	(150,866)	(21,407)	(14,616)	(186,889)
Corporate expenses	—	—	—	(7,871)
Income (loss) before taxes	$14,088	$7,405	$(9,188)	$4,434
Less: provision (benefit) for income taxes				(5)
Net income (loss)				$4,439
Less: net income (loss) attributable to non-controlling interests				623
Net income (loss) attributable to common stockholders				$3,816

	Six Months Ended June 30, 2021
		Tiptree Capital
	Insurance	Mortgage	Other	Total
Total revenues	$474,818	$59,766	$59,791	$594,375
Total expenses	(438,586)	(40,914)	(42,177)	(521,677)
Corporate expenses	—	—	—	(21,831)
Income (loss) before taxes	$36,232	$18,852	$17,614	$50,867
Less: provision (benefit) for income taxes				11,179
Net income (loss)				$39,688
Less: net income (loss) attributable to non-controlling interests				3,138
Net income (loss) attributable to common stockholders				$36,550

	Six Months Ended June 30, 2020
		Tiptree Capital
	Insurance	Mortgage	Other	Total
Total revenues	$308,294	$45,032	$(24,461)	$328,865
Total expenses	(321,323)	(38,717)	(29,968)	(390,008)
Corporate expenses	—	—	—	(16,174)
Income (loss) before taxes	$(13,029)	$6,315	$(54,429)	$(77,317)
Less: provision (benefit) for income taxes				(21,186)
Net income (loss)				$(56,131)
Less: net income (loss) attributable to non-controlling interests				60
Net income (loss) attributable to common stockholders				$(56,191)

The Company conducts its operations primarily in the U.S. with 6.5% and 5.6% of total revenues generated overseas for the three months ended June 30, 2021 and 2020, respectively, and 6.2% and 6.7% for the six months ended June 30, 2021 and 2020, respectively.

The following table presents the reportable segments and Tiptree Capital - Other assets for the following periods:

	As of June 30, 2021					As of December 31, 2020
		Tiptree Capital					Tiptree Capital
	Insurance	Mortgage	Other	Corporate	Total	Insurance	Mortgage	Other	Corporate	Total
Total assets	$2,670,102	$239,972	$275,304	$26,179	$3,211,557	$2,452,798	$217,138	$302,068	$23,756	$2,995,760
(6) Investments

The following table presents the Company's investments related to insurance operations (Insurance) and investments from other Tiptree investing activities (Tiptree Capital), measured at fair value as of the following periods:

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2021
(in thousands, except share data)

	As of June 30, 2021
		Tiptree Capital
	Insurance	Mortgage	Other	Total
Available for sale securities, at fair value, net of allowance for credit losses	$447,300	$—	$—	$447,300
Loans, at fair value	7,880	89,525	—	97,405
Equity securities	164,924	—	39,615	204,539
Other investments	113,291	9,741	83,156	206,188
Total investments	$733,395	$99,266	$122,771	$955,432

	As of December 31, 2020
		Tiptree Capital
	Insurance	Mortgage	Other	Total
Available for sale securities, at fair value, net of allowance for credit losses	$377,133	$—	$—	$377,133
Loans, at fair value	7,795	82,937	—	90,732
Equity securities	98,130	—	25,708	123,838
Other investments	125,833	9,439	84,429	219,701
Total investments	$608,891	$92,376	$110,137	$811,404

Available for Sale Securities, at fair value, net of allowance for credit losses

All of the Company’s investments in Available for Sale Securities, at fair value, net of allowance for credit losses (AFS securities) as of June 30, 2021 and December 31, 2020 are held by subsidiaries in the insurance business. The following tables present the Company's investments in AFS securities:

	As of June 30, 2021
	Amortized cost	Allowance for Credit Losses(1)	Gross unrealized gains	Gross unrealized losses	Fair value
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$227,756	$—	$3,343	$(767)	$230,332
Obligations of state and political subdivisions	52,248	—	1,463	(72)	53,639
Corporate securities	121,256	(79)	1,323	(206)	122,294
Asset backed securities	38,801	—	181	(1,733)	37,249
Certificates of deposit	856	—	—	—	856
Obligations of foreign governments	2,959	(4)	8	(33)	2,930
Total	$443,876	$(83)	$6,318	$(2,811)	$447,300

	As of December 31, 2020
	Amortized cost	Allowance for Credit Losses(1)	Gross unrealized gains	Gross unrealized losses	Fair value
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$191,116	$—	$5,245	$(58)	$196,303
Obligations of state and political subdivisions	42,583	—	1,768	(1)	44,350
Corporate securities	92,761	—	2,181	(1)	94,941
Asset backed securities	37,975	—	316	(2,099)	36,192
Certificates of deposit	1,355	—	—	—	1,355
Obligations of foreign governments	3,961	—	31	—	3,992
Total	$369,751	$—	$9,541	$(2,159)	$377,133

(1) - Represents the amount of impairment that has resulted from credit-related factors, and therefore was recognized in net realized and unrealized gains (losses) as a credit loss on AFS securities. Amount excludes unrealized losses relating to non-credit factors.

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2021
(in thousands, except share data)

The amortized cost and fair values of AFS securities, by contractual maturity date, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	As of
	June 30, 2021		December 31, 2020
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$32,165	$32,471	$30,306	$30,602
Due after one year through five years	196,526	198,750	149,378	153,406
Due after five years through ten years	39,150	39,409	26,621	27,479
Due after ten years	137,234	139,421	125,471	129,454
Asset backed securities	38,801	37,249	37,975	36,192
Total	$443,876	$447,300	$369,751	$377,133

The following tables present the gross unrealized losses on AFS securities by length of time that individual AFS securities have been in a continuous unrealized loss position for less than twelve months, and twelve months or greater and do not have an allowance for credit losses:

	As of June 30, 2021
	Less Than or Equal to One Year			More Than One Year
	Fair value	Gross unrealized losses	# of Securities	Fair value	Gross unrealized losses	# of Securities
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$103,000	$(744)	196	$1,091	$(23)	5
Obligations of state and political subdivisions	5,463	(72)	34	—	—	—
Corporate securities	35,439	(206)	133	—	—	—
Asset backed securities	4,054	(10)	21	3,705	(1,723)	5
Obligations of foreign governments	1,886	(33)	6	—	—	—
Total	$149,842	$(1,065)	390	$4,796	$(1,746)	10

	As of December 31, 2020
	Less Than or Equal to One Year			More Than One Year
	Fair value	Gross unrealized losses	# of Securities	Fair value	Gross unrealized losses	# of Securities
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$15,323	$(58)	41	$2	$—	2
Obligations of state and political subdivisions	379	(1)	5	—	—	—
Corporate securities	901	(1)	3	—	—	—
Asset backed securities	—	—	—	18,927	(2,099)	9
Total	$16,603	$(60)	49	$18,929	$(2,099)	11
Management believes that it is more likely than not that the Company will be able to hold the fixed maturity AFS securities that were in an unrealized loss position as of June 30, 2021 until full recovery of their amortized cost basis.

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2021
(in thousands, except share data)

The table below presents a roll-forward of the activity in the allowance for credit losses on AFS securities by type as of June 30, 2021:

	Obligations of state and political subdivisions	Corporate securities	Asset backed securities	Obligations of foreign governments	Total
Balance at December 31, 2020	$—	$—	$—	$—	$—
(Increase) in allowance for credit losses	—	(105)	—	(5)	(110)
Reduction in credit losses due to AFS securities sold during the year	—	3	—	—	3
Gains from recoveries of amounts previously written off	—	23	—	1	24
Balance at June 30, 2021	$—	$(79)	$—	$(4)	$(83)

Balance at December 31, 2019	$—	$—	$—	$—	$—
Increase in the allowance for the initial adoption of ASU 2016-13	(1)	(50)	(2)	—	(53)
Gains from recoveries of amounts previously written off	1	48	2	—	51
Balance at June 30, 2020	$—	$(2)	$—	$—	$(2)

The Company applies a discounted cash flow model, based on assumptions and model outputs provided by an investment management company, in determining its lifetime expected credit losses on AFS securities. This includes determining the present value of expected future cash flows discounted at the book yield of the security.

The table below presents the amount of credit losses (gains from recoveries) on AFS securities recorded by the Company for the following period:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net gains from recoveries (credit losses) on AFS securities	23	17	(83)	51

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

	As of
	June 30, 2021	December 31, 2020
Fair value of restricted investments in trust pursuant to reinsurance agreements	$44,395	$44,349
Fair value of restricted investments for special deposits required by state insurance departments	9,286	9,447
Total fair value of restricted investments	$53,681	$53,796

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2021
(in thousands, except share data)

The following table presents additional information on the Company’s AFS securities:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Purchases of AFS securities	$74,029	$38,415	$142,731	$61,995

Proceeds from maturities, calls and prepayments of AFS securities	$16,889	$24,189	$34,629	$43,849

Gross proceeds from sales of AFS securities	$19,544	$6,816	$33,189	$12,376

The following table presents the gross realized gains and gross realized losses from sales and redemptions of AFS securities:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Gross realized gains	$194	$92	$322	$159
Gross realized (losses)	(2)	—	(2)	(63)
Total net realized gains (losses) from investment sales and redemptions	$192	$92	$320	$96

Loans, at fair value

The following table presents the Company’s investments in loans measured at fair value and the Company’s investments in loans measured at fair value pledged as collateral:

	As of June 30, 2021				As of December 31, 2020
	Fair value	Unpaid principal balance (UPB)	Fair value exceeds / (below) UPB	Pledged as Collateral	Fair value	Unpaid principal balance (UPB)	Fair value exceeds / (below) UPB	Pledged as Collateral
Insurance:
Corporate loans (1)	$7,880	$10,947	$(3,067)	$—	$7,795	$12,281	$(4,486)	$—
Mortgage:
Mortgage loans held for sale (2)	89,525	85,899	3,626	85,882	82,937	78,590	4,347	81,630
Total loans, at fair value	$97,405	$96,846	$559	$85,882	$90,732	$90,871	$(139)	$81,630
(1)    The cost basis of Corporate loans was approximately $9,748 and $11,282 at June 30, 2021 and December 31, 2020, respectively.
(2)    As of June 30, 2021 and December 31, 2020, there were two mortgage loans held for sale that were 90 days or more past due, respectively, with a fair value of $333 and $534, respectively.

Equity Securities

Equity securities consist mainly of publicly traded common and preferred stocks and fixed income exchange traded funds. Included within the equity securities balance are 17.0 million shares of Invesque as of June 30, 2021 and December 31, 2020, for which the Company has elected to apply the fair value option. The following table presents information on the cost and fair value of the Company’s equity securities related to insurance operations and other Tiptree investing activity as of the following periods:

	As of June 30, 2021
	Insurance		Tiptree Capital - Other		Total
	Cost	Fair Value	Cost	Fair Value	Cost	Fair Value
Invesque	$23,339	$8,274	$111,491	$39,615	$134,830	$47,889
Fixed income exchange traded fund	92,235	93,899	—	—	92,235	93,899
Other equity securities	59,934	62,751	—	—	59,934	62,751
Total equity securities	$175,508	$164,924	$111,491	$39,615	$286,999	$204,539

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2021
(in thousands, except share data)

	As of December 31, 2020
	Insurance		Tiptree Capital - Other		Total
	Cost	Fair Value	Cost	Fair Value	Cost	Fair Value
Invesque	$23,339	$5,370	$111,491	$25,708	$134,830	$31,078
Fixed income exchange traded fund	62,438	63,875	—	—	62,438	63,875
Other equity securities	38,069	28,885	—	—	38,069	28,885
Total equity securities	$123,846	$98,130	$111,491	$25,708	$235,337	$123,838

Other Investments

The following table contains information regarding the Company’s other investments as of the following periods:

	As of June 30, 2021
		Tiptree Capital
	Insurance	Mortgage	Other	Total
Corporate bonds, at fair value (1)	$87,416	$—	$—	$87,416
Vessels, net (2)	—	—	81,717	81,717
Debentures	23,988	—	—	23,988
Other	1,887	9,741	1,439	13,067
Total other investments	$113,291	$9,741	$83,156	$206,188

	As of December 31, 2020
		Tiptree Capital
	Insurance	Mortgage	Other	Total
Corporate bonds, at fair value (1)	$105,777	$—	$—	$105,777
Vessels, net (2)	—	—	83,028	83,028
Debentures	17,703	—	—	17,703
Other	2,353	9,439	1,401	13,193
Total other investments	$125,833	$9,439	$84,429	$219,701

(1)    The cost basis of corporate bonds was $80,979 and $97,284 as of June 30, 2021 and December 31, 2020, respectively.
(2)     Net of accumulated depreciation of $10,687 and $8,372 as of June 30, 2021 and December 31, 2020, respectively.

Net Investment Income - Insurance

Net investment income represents investment income and expense from investments related to insurance operations as disclosed within net investment income on the condensed consolidated statements of operations. The following table presents the components of net investment income by source of income:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Interest:
AFS securities	$1,682	$1,974	$3,406	$4,255
Loans, at fair value	294	223	499	396
Other investments	1,698	295	2,980	1,150
Dividends from equity securities	115	477	204	1,068
Other	(4)	—	16	—
Subtotal	3,785	2,969	7,105	6,869
Less: investment expenses	551	677	1,104	1,089
Net investment income	$3,234	$2,292	$6,001	$5,780

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2021
(in thousands, except share data)

Other Investment Income - Tiptree Capital

Other investment income represents other revenue from other Tiptree non-insurance activities as disclosed within other revenue on the condensed consolidated statements of operations, see Note (16) Other Revenue and Other Expenses. The following tables present the components of other investment income by type:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Interest:
Loans, at fair value (1)	$1,384	$956	$3,056	$2,687
Dividends from equity securities	—	—	—	2,533
Loan fee income	5,135	4,272	10,497	7,826
Vessel related revenue	7,918	4,455	13,617	11,701
Other investment income	$14,437	$9,683	$27,170	$24,747
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net realized gains (losses)
Insurance:
Reclass of unrealized gains (losses) on AFS securities from OCI	$192	$87	$320	$91
Net gains from recoveries (credit losses) on AFS securities	23	17	(83)	51
Net realized gains (losses) on loans	(479)	11	(479)	(1,507)
Net realized gains (losses) on equity securities	(2,711)	(4,325)	(4,564)	(20,889)
Net realized gains (losses) on corporate bonds	(318)	1,632	1,498	1,636
Other	(667)	943	1,910	1,677
Tiptree Capital
Mortgage:
Net realized gains (losses) on loans	21,581	28,495	46,314	46,015
Other	1,283	(6,053)	2,248	(7,430)
Other:
Net realized gains (losses) on loans (1)	11,701	7,746	25,588	14,583
Other	1,085	(1,810)	1,754	(2,160)
Total net realized gains (losses)	31,690	26,743	74,506	32,067

Net unrealized gains (losses)
Insurance:
Net change in unrealized gains (losses) on loans	631	(60)	1,487	(2,220)
Net unrealized gains (losses) on equity securities held at period end	4,202	1,030	15,289	(24,740)
Reclass of unrealized (gains) losses from prior periods for equity securities sold	1,616	757	405	17,009
Other	335	5,543	(3,287)	924
Tiptree Capital
Mortgage:
Net change in unrealized gains (losses) on loans	817	1,522	(825)	1,121
Other	(2,957)	1,162	3,066	(1,865)

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2021
(in thousands, except share data)

Other:
Net change in unrealized gains (losses) on loans (1)	(215)	106	(2,115)	(146)
Net unrealized gains (losses) on equity securities held at period end	141	(9,833)	13,908	(58,384)
Other	(168)	3,140	3,029	3,903
Total net unrealized gains (losses)	4,402	3,367	30,957	(64,398)
Total net realized and unrealized gains (losses)	$36,092	$30,110	$105,463	$(32,331)
(1)    Primarily relates to Loans, at fair value classified as Held for Sale. See Note (4) Assets and Liabilities Held for Sale.

(7) Notes and Accounts Receivable, net

The following table presents the total notes and accounts receivable, net:

	As of
	June 30, 2021	December 31, 2020
Notes receivable, net - premium financing program	$65,385	$62,075
Accounts and premiums receivable, net	125,933	95,269
Retrospective commissions receivable	138,271	131,760
Trust receivables	30,173	54,393
Other receivables	34,586	26,955
Total notes and accounts receivable, net	$394,348	$370,452

The following table presents the total valuation allowance and bad debt expense for the following periods:

	Valuation allowance		Bad Debt Expense
	As of		Three Months Ended June 30,		Six Months Ended June 30,
	June 30, 2021	December 31, 2020
			2021	2020	2021	2020
Notes receivable, net - premium financing program (1)	$117	$101	$62	$62	$142	$111

Accounts and premiums receivable, net	$198	$169	$6	$5	$10	$13
(1)    As of June 30, 2021 and December 31, 2020, there were $254 and $215 in balances classified as 90 days plus past due, respectively.

(8) Reinsurance Receivables

The following table presents the effect of reinsurance on premiums written and earned by our insurance business for the following periods:

	Direct amount	Ceded to other companies	Assumed from other companies	Net amount	Percentage of amount - assumed to net
For the Three Months Ended June 30, 2021
Premiums written:
Life insurance	$20,732	$10,551	$277	$10,458	2.6%
Accident and health insurance	29,423	20,016	567	9,974	5.7%
Property and liability insurance	256,129	128,932	89,065	216,262	41.2%
Total premiums written	306,284	159,499	89,909	236,694	38.0%

Premiums earned:
Life insurance	17,481	9,646	335	8,170	4.1%
Accident and health insurance	29,322	19,625	1,683	11,380	14.8%
Property and liability insurance	201,803	105,303	60,908	157,408	38.7%
Total premiums earned	$248,606	$134,574	$62,926	$176,958	35.6%

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2021
(in thousands, except share data)

	Direct amount	Ceded to other companies	Assumed from other companies	Net amount	Percentage of amount - assumed to net
For the Three Months Ended June 30, 2020
Premiums written:
Life insurance	$10,853	$5,610	$328	$5,571	5.9%
Accident and health insurance	18,307	11,643	4,720	11,384	41.5%
Property and liability insurance	159,583	94,957	18,928	83,554	22.7%
Total premiums written	188,743	112,210	23,976	100,509	23.9%

Premiums earned:
Life insurance	16,682	8,935	358	8,105	4.4%
Accident and health insurance	28,336	18,579	3,053	12,810	23.8%
Property and liability insurance	158,646	88,965	16,659	86,340	19.3%
Total premiums earned	$203,664	$116,479	$20,070	$107,255	18.7%

For the Six Months Ended June 30, 2021
Premiums written:
Life insurance	$39,304	$21,578	$687	$18,413	3.7%
Accident and health insurance	61,586	42,683	5,428	24,331	22.3%
Property and liability insurance	526,283	265,287	131,952	392,948	33.6%
Total premiums written	$627,173	$329,548	$138,067	$435,692	31.7%

Premiums earned:
Life insurance	$34,974	$19,411	$675	$16,238	4.2%
Accident and health insurance	59,501	40,100	5,474	24,875	22.0%
Property and liability insurance	443,631	265,698	104,831	282,764	37.1%
Total premiums earned	$538,106	$325,209	$110,980	$323,877	34.3%

For the Six Months Ended June 30, 2020
Premiums written:
Life insurance	$27,427	$14,354	$690	$13,763	5.0%
Accident and health insurance	48,157	30,699	8,241	25,699	32.1%
Property and liability insurance	357,307	211,507	47,728	193,528	24.7%
Total premiums written	$432,891	$256,560	$56,659	$232,990	24.3%

Premiums earned:
Life insurance	$34,290	$18,296	$739	$16,733	4.4%
Accident and health insurance	60,506	40,097	6,595	27,004	24.4%
Property and liability insurance	331,501	189,915	43,253	184,839	23.4%
Total premiums earned	$426,297	$248,308	$50,587	$228,576	22.1%

The following table presents the components of policy and contract benefits, including the effect of reinsurance on losses and loss adjustment expenses (LAE) incurred:

	Direct amount	Ceded to other companies	Assumed from other companies	Net amount	Percentage of amount - assumed to net
For the Three Months Ended June 30, 2021
Losses and LAE Incurred
Life insurance	$11,946	$7,044	$212	$5,114	4.1%
Accident and health insurance	5,101	4,101	660	1,660	39.8%
Property and liability insurance	96,432	71,426	37,961	62,967	60.3%
Total losses incurred	113,479	82,571	38,833	69,741	55.7%
	Member benefit claims (1)			19,452
	Total policy and contract benefits			$89,193

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2021
(in thousands, except share data)

	Direct amount	Ceded to other companies	Assumed from other companies	Net amount	Percentage of amount - assumed to net
For the Three Months Ended June 30, 2020
Losses and LAE Incurred
Life insurance	$10,563	$6,314	$160	$4,409	3.6%
Accident and health insurance	3,918	3,261	1,809	2,466	73.4%
Property and liability insurance	59,442	36,064	6,205	29,583	21.0%
Total losses incurred	73,923	45,639	8,174	36,458	22.4%
	Member benefit claims (1)			12,689
	Total policy and contract benefits			$49,147

For the Six Months Ended June 30, 2021
Losses and LAE Incurred
Life insurance	$27,542	$16,377	$365	$11,530	3.2%
Accident and health insurance	9,919	7,916	1,319	3,322	39.7%
Property and liability insurance	172,353	123,423	56,210	105,140	53.5%
Total losses and LAE incurred	209,814	147,716	57,894	119,992	48.2%
	Member benefit claims (1)			36,375
	Total policy and contract benefits			$156,367
For the Six Months Ended June 30, 2020
Losses and LAE Incurred
Life insurance	$20,654	$11,988	$281	$8,947	3.1%
Accident and health insurance	7,617	6,303	4,022	5,336	75.4%
Property and liability insurance	126,712	77,298	18,737	68,151	27.5%
Total losses and LAE incurred	154,983	95,589	23,040	82,434	27.9%
	Member benefit claims (1)			27,589
	Total policy and contract benefits			$110,023
(1)    Member benefit claims are not covered by reinsurance.

The following table presents the components of the reinsurance receivables:

	As of
	June 30, 2021	December 31, 2020
Prepaid reinsurance premiums:
Life insurance (1)	$71,047	$70,066
Accident and health insurance (1)	68,844	66,261
Property and liability insurance	419,451	423,868
Total	559,342	560,195

Ceded claim reserves:
Life insurance	3,621	4,133
Accident and health insurance	11,208	11,118
Property and liability insurance	122,987	98,092
Total ceded claim reserves recoverable	137,816	113,343
Other reinsurance settlements recoverable	65,593	54,471
Reinsurance receivables	$762,751	$728,009
(1)    Including policyholder account balances ceded.
The following table presents the aggregate amount included in reinsurance receivables that is comprised of the three largest receivable balances from non-affiliated reinsurers:

As of
June 30, 2021
Total of the three largest receivable balances from non-affiliated reinsurers	$112,083

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2021
(in thousands, except share data)

As of June 30, 2021, the non-affiliated reinsurers from whom our insurance business has the largest receivable balances were: MFI Insurance Company, LTD (A. M. Best Rating: Not rated), Frandisco Property and Casualty Company (A. M. Best Rating: Not rated) and Canada Life International Reinsurance (Barbados) Corporation (A. M. Best Rating: Not rated).The related receivables of these reinsurers are collateralized by assets on hand, assets held in trust accounts and letters of credit. As of June 30, 2021, the Company does not believe there is a risk of loss due to the concentration of credit risk in the reinsurance program given the collateralization.

(9) Goodwill and Intangible Assets, net

The following table presents identifiable finite and indefinite-lived intangible assets, accumulated amortization, and goodwill by operating segment and/or reporting unit, as appropriate:

	As of June 30, 2021			As of December 31, 2020
Finite-Lived Intangible Assets:	Insurance	Other	Total	Insurance	Other	Total

Customer relationships	$143,300	$—	$143,300	$143,300	$—	$143,300
Accumulated amortization	(39,134)	—	(39,134)	(32,263)	—	(32,263)
Trade names	14,750	800	15,550	14,750	800	15,550
Accumulated amortization	(5,019)	(480)	(5,499)	(4,382)	(440)	(4,822)
Software licensing	9,300	640	9,940	9,300	640	9,940
Accumulated amortization	(8,720)	(549)	(9,269)	(8,650)	(503)	(9,153)
Insurance policies and contracts acquired	36,500	—	36,500	36,500	—	36,500
Accumulated amortization	(36,282)	—	(36,282)	(36,238)	—	(36,238)
Other	640	—	640	640	—	640
Accumulated amortization	(90)	—	(90)	—	—	—
Total finite-lived intangible assets	115,245	411	115,656	122,957	497	123,454
Indefinite-Lived Intangible Assets: (1)
Insurance licensing agreements	13,761	—	13,761	13,761	—	13,761
Other	—	1,012	1,012	—	1,000	1,000
Total indefinite-lived intangible assets	13,761	1,012	14,773	13,761	1,000	14,761

Total intangible assets, net	$129,006	$1,423	$130,429	$136,718	$1,497	$138,215

Goodwill	177,528	1,708	179,236	177,528	1,708	179,236
Total goodwill and intangible assets, net	$306,534	$3,131	$309,665	$314,246	$3,205	$317,451
(1)    Impairment tests are performed at least annually on indefinite-lived intangible assets.

Goodwill

The following table presents the activity in goodwill, by operating segment and/or reporting unit, as appropriate, and includes the adjustments made to the balance of goodwill to reflect the effect of the final valuation adjustments made for acquisitions, as well as the reduction to any goodwill attributable to impairment related charges:

	Insurance	Other	Total
Balance at December 31, 2020	$177,528	$1,708	$179,236

Balance at June 30, 2021	$177,528	$1,708	$179,236

Accumulated impairments	$—	$699	$699

The Company conducts annual impairment tests of its goodwill as of October 1. For the three and six months ended June 30, 2021 and 2020, no impairments were recorded on the Company’s goodwill.

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2021
(in thousands, except share data)

Intangible Assets, net

The following table presents the activity, by operating segment and/or reporting unit, as appropriate, in finite and indefinite-lived other intangible assets and includes the adjustments made to the balance to reflect the effect of any final valuation adjustments made for acquisitions, as well as any reduction attributable to impairment-related charges:

	Insurance	Other	Total
Balance at December 31, 2020	$136,718	$1,497	$138,215
Intangibles acquired	—	12	12
Less: amortization expense	(7,712)	(86)	(7,798)
Balance at June 30, 2021	$129,006	$1,423	$130,429

The following table presents the amortization expense on finite-lived intangible assets for the following periods:

	Three Months Ended June 30, 2020		Six Months Ended June 30,
	2021	2020	2021	2020
Amortization expense on intangible assets	$3,898	$2,604	$7,798	$4,849

For the three and six months ended June 30, 2021 and 2020, no impairments were recorded on the Company’s intangible assets.

The following table presents the amortization expense on finite-lived intangible assets for the next five years and thereafter by operating segment and/or reporting unit, as appropriate:

	As of June 30, 2021
	Insurance	Other	Total
Remainder of 2021	$7,694	$84	$7,778
2022	15,852	127	15,979
2023	15,031	80	15,111
2024	13,344	80	13,424
2025	11,229	40	11,269
2026 and thereafter	52,095	—	52,095
Total	$115,245	$411	$115,656

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

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2021
(in thousands, except share data)

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

The following table presents the gross notional and fair value amounts of derivatives (on a gross basis) categorized by underlying risk:

	As of June 30, 2021			As of December 31, 2020
	Notional values	Asset derivatives	Liability derivatives	Notional values	Asset derivatives	Liability derivatives
Interest rate lock commitments	$283,639	$9,568	$—	$219,929	$9,207	$—
Forward delivery contracts	39,094	33	—	35,979	—	22
TBA mortgage backed securities	311,000	139	573	291,000	232	1,508
Other	6,471	1,898	2,173	3,058	2,090	560
Total	$640,204	$11,638	$2,746	$549,966	$11,529	$2,090

(11) Debt, net

The following table presents the balance of the Company’s debt obligations, net of discounts and deferred financing costs.

		Stated interest rate or range of rates		Maximum borrowing capacity as of	As of
Debt Type	Stated maturity date			June 30, 2021	June 30, 2021	December 31, 2020
Corporate debt
Secured revolving credit agreements (1)	August 2023	Base/Swing:		$200,000	$—	$—
		Prime +	1.25%
		LIBOR:
		LIBOR +	2.25%
Secured term credit agreements	February 2025	LIBOR +	6.75%	117,188	117,188	120,313
Preferred trust securities	June 2037	LIBOR +	4.10%	35,000	35,000	35,000
Junior subordinated notes	October 2057	8.50%		125,000	125,000	125,000
Total corporate debt					277,188	280,313
Asset based debt (2)
Asset based revolving financing	October 2023	LIBOR +	2.75%	75,000	27,870	27,510
Residential mortgage warehouse borrowings (3) (4)	August 2021 -	LIBOR +	2.00%	110,000	74,479	55,994
	April 2022	to LIBOR +	3%
Vessel backed term loan	November 2024	LIBOR +	4.75%	14,700	14,700	15,800
Total asset based debt					117,049	99,304
Total debt, face value					394,237	379,617
Unamortized discount, net					(1,742)	(2,035)
Unamortized deferred financing costs					(10,624)	(11,336)
Total debt, net					$381,871	$366,246
(1)    The secured revolving credit agreements provide a two rate structure at the Company’s discretion.
(2)    Asset based debt is generally recourse only to specific assets and related cash flows.
(3)    The weighted average coupon rate for residential mortgage warehouse borrowings was 2.75% at June 30, 2021 and December 31, 2020, respectively.
(4)    Includes a LIBOR floor of 1.00%.

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2021
(in thousands, except share data)

The following table presents the amount of interest expense the Company incurred on its debt for the following periods:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Interest expense - corporate debt	$6,301	$5,902	$12,364	$11,168
Interest expense - asset based debt	2,607	1,744	5,689	4,029
Interest expense on debt	$8,908	$7,646	$18,053	$15,197

The following table presents the contractual principal payments and future maturities of the unpaid principal balance on the Company’s debt for the following periods:

As of
June 30, 2021
Remainder of 2021	$44,116
2022	43,038
2023	36,320
2024	15,450
2025	95,313
2026 and thereafter	160,000
Total	$394,237

The following narrative is a summary of certain terms of our debt agreements for the period ended June 30, 2021:
Corporate Debt

Secured Revolving Credit Agreements

As of June 30, 2021 and December 31, 2020, $0 was outstanding under this agreement.

Secured Term Credit Agreement

As of June 30, 2021 and December 31, 2020, a total of $117,188 and $120,313, respectively, was outstanding under this agreement.

Asset Based Debt

Asset Backed Revolving Financing

As of June 30, 2021 and December 31, 2020, a total of $27,870 and $27,510, respectively, was outstanding under the borrowing related to our premium finance business in our insurance business.

Residential Mortgage Warehouse Borrowings

During the first fiscal quarter of 2021, the $60,000 warehouse line of credit was extended to April 2022. As of June 30, 2021 and December 31, 2020, a total of $74,479 and $55,994, respectively, was outstanding under such financing agreements.

Vessel Backed Term Loan

As of June 30, 2021 and December 31, 2020, the maximum borrowing capacity and borrowings outstanding were $14,700 and $15,800, respectively.

As of June 30, 2021, the Company is in compliance with the representations and covenants for its outstanding debt or has obtained waivers for any events of non-compliance.

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2021
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

The following details the methods and assumptions used to estimate the fair value of each class of AFS securities and the applicable level each security falls within the fair value hierarchy:

U.S. Treasury Securities, Obligations of U.S. Government Authorities and Agencies, Obligations of State and Political Subdivisions, Corporate Securities, Asset Backed Securities, and Obligations of Foreign Governments: Fair values were obtained from an independent pricing service and a third-party investment manager. The prices provided by the independent pricing service and third-party investment manager are based on quoted market prices, when available, non-binding broker quotes, or matrix pricing and fall under Level 2 or Level 3 in the fair value hierarchy.

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
June 30, 2021
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

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2021
(in thousands, except share data)

The following tables present the Company’s fair value hierarchies for financial assets and liabilities, measured on a recurring basis:

	As of June 30, 2021
	Quoted prices in active markets Level 1	Other significant observable inputs Level 2	Significant unobservable inputs Level 3	Fair value
Assets:
Available for sale securities, at fair value:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$—	$230,332	$—	$230,332
Obligations of state and political subdivisions	—	53,639	—	53,639
Obligations of foreign governments	—	2,930	—	2,930
Certificates of deposit	856	—	—	856
Asset backed securities	—	36,263	986	37,249
Corporate securities	—	122,294	—	122,294
Total available for sale securities, at fair value	856	445,458	986	447,300

Loans, at fair value:
Corporate loans	—	—	7,880	7,880
Mortgage loans held for sale	—	89,525	—	89,525
Total loans, at fair value	—	89,525	7,880	97,405

Equity securities:
Invesque	47,889	—	—	47,889
Fixed income exchange traded fund	93,899	—	—	93,899
Other equity securities	62,716	—	35	62,751
Total equity securities	204,504	—	35	204,539

Other investments, at fair value:
Corporate bonds	—	87,416	—	87,416
Derivative assets	1,887	183	9,568	11,638
CLOs	—	—	539	539
Total other investments, at fair value	1,887	87,599	10,107	99,593

Mortgage servicing rights (1)	—	—	23,202	23,202

Total	$207,247	$622,582	$42,210	$872,039

Liabilities: (2)
Derivative liabilities	$1,817	$929	$—	$2,746
Securities sold, not yet purchased	24,682	2,369	—	27,051
Contingent consideration payable	—	—	200	200
Total	$26,499	$3,298	$200	$29,997
(1)    Included in other assets.
(2)    Included in other liabilities and accrued expenses.

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2021
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

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2021
(in thousands, except share data)

	For the Six Months Ended June 30,
	2021	2020
Balance at January 1,	$33,455	$32,470
Net realized and unrealized gains or losses included in:
Earnings	9,589	(3,353)
OCI	128	(683)
Origination of IRLCs	53,730	58,529
Purchases	4,362	610
Sales	(5,685)	(3,010)
Conversions to mortgage loans held for sale	(53,369)	(55,718)
Balance at June 30,	$42,210	$28,845

Changes in unrealized gains (losses) included in earnings related to assets still held at period end	$3,149	$(5,917)
Changes in unrealized gains (losses) included in OCI related to assets still held at period end	$128	$(683)

The following table presents the range and weighted average (WA) used to develop significant unobservable inputs for the fair value measurements of Level 3 assets and liabilities.

	As of				As of
	June 30, 2021	December 31, 2020			June 30, 2021				December 31, 2020
			Valuation technique	Unobservable input(s) (1)
Assets	Fair Value				Range			WA	Range			WA
IRLCs	$9,568	$9,207	Internal model	Pull through rate	55%	to	95%	67%	50%	to	95%	68%
Mortgage servicing rights	23,202	14,758	External model	Discount rate	10%	to	13%	10%	10%	to	13%	11%
				Cost to service	$75	to	$90	$82	$75	to	$90	$82
				Prepayment speed	5%	to	70%	17%	8%	to	60%	22%
Total	$32,770	$23,965

Liabilities
Contingent consideration payable - Smart AutoCare	$200	$200	Cash Flow Model	Forecast Cash EBITDA	$20,000	to	$30,000	N/A	$20,000	to	$30,000	N/A
			Actuarial Analysis	Assumed Claim Liabilities	$55,000				$55,000
Total	$200	$200
(1)    Unobservable inputs were weighted by the relative fair value of the instruments.

The following table presents the carrying amounts and estimated fair values of financial assets and liabilities that are not recorded at fair value and their respective levels within the fair value hierarchy:

	As of June 30, 2021			As of December 31, 2020
	Level within fair value hierarchy	Fair value	Carrying value	Level within fair value hierarchy	Fair value	Carrying value
Assets:
Debentures (1)	2	$23,988	$23,988	2	$17,703	$17,703
Notes receivable, net	2	65,385	65,385	2	62,075	62,075
Total assets		$89,373	$89,373		$79,778	$79,778

Liabilities:
Debt, net	3	$413,026	$392,495	3	$392,951	$377,582
Total liabilities		$413,026	$392,495		$392,951	$377,582
(1)    Included in other investments.

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2021
(in thousands, except share data)

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
June 30, 2021
(in thousands, except share data)

(13) Liability for Unpaid Claims and Claim Adjustment Expenses

Roll forward of Claim Liability

The following table presents the activity in the net liability for unpaid losses and allocated loss adjustment expenses of short duration contracts for the following periods:

	For the Six Months Ended June 30,
	2021	2020
Policy liabilities and unpaid claims balance as of January 1,	$233,438	$144,384
Less: liabilities of policy-holder account balances, gross	(5,419)	(11,589)
Less: non-insurance warranty benefit claim liabilities	(30,664)	(85)
Gross liabilities for unpaid losses and loss adjustment expenses	197,355	132,710
Less: reinsurance recoverable on unpaid losses - short duration	(113,163)	(88,599)
Less: other lines, gross	(247)	(230)
Net balance as of January 1, short duration	83,945	43,881

Incurred (short duration) related to:
Current year	116,868	73,240
Prior years	2,581	9,104
Total incurred	119,449	82,344

Paid (short duration) related to:
Current year	73,847	40,489
Prior years	5,398	6,528
Total paid	79,245	47,017

Net balance as of June 30, short duration	124,149	79,208
Plus: reinsurance recoverable on unpaid losses - short duration	137,194	66,532
Plus: other lines, gross	689	242
Gross liabilities for unpaid losses and loss adjustment expenses	262,032	145,982
Plus: liabilities of policy-holder account balances, gross	3,873	9,274
Plus: non-insurance warranty benefit claim liabilities	19,735	40,524
Policy liabilities and unpaid claims balance as of June 30,	$285,640	$195,780

The following schedule reconciles the total short duration contracts per the table above to the amount of total losses incurred as presented in the condensed consolidated statements of operations, excluding the amount for member benefit claims:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Short duration incurred	$69,472	$36,451	$119,449	$82,344
Other lines incurred	45	—	45	—
Unallocated loss adjustment expenses	224	7	498	90
Total losses incurred	$69,741	$36,458	$119,992	$82,434
During the six months ended June 30, 2021, the Company experienced an increase in prior year development of $2,581, primarily as a result of higher-than-expected claim severity from business written by a small group of producers of our personal and commercial lines of business.

During the six months ended June 30, 2020, the Company experienced an increase in prior year development of $9,104, primarily from its non-standard auto, light commercial and collateral protection lines of business.

Management considers the prior year development for each of the two years to be insignificant in the context of our annual earned premiums, net as well as our net losses and loss adjustment expenses and member benefit claims expenses. We analyze our development on a quarterly basis and given the short duration nature of our products, favorable or adverse

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2021
(in thousands, except share data)

development emerges quickly and allows for timely reserve strengthening, if necessary, or modifications to our product pricing or offerings.

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

The following table presents the disaggregated amounts of revenue from contracts with customers by product type for the following periods:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Service and Administrative Fees:
Motor club revenue	$9,472	$9,028	$18,656	$18,763
Warranty coverage revenue	35,808	21,212	68,876	42,430
Vessel related revenue	7,918	4,455	13,617	11,701
Other	6,969	1,390	12,333	3,091
Revenue from contracts with customers	$60,167	$36,085	$113,482	$75,985

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

We do not disclose information about remaining performance obligations pertaining to contracts that have an original expected duration of one year or less. The transaction price allocated to remaining unsatisfied or partially unsatisfied performance obligations with an original expected duration exceeding one year was not material at June 30, 2021.

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

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2021
(in thousands, except share data)
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

The following table presents the activity in the significant deferred assets and liabilities related to revenue from contracts with customers for the following period:

	January 1, 2021			June 30, 2021
	Beginning balance	Additions	Amortization	Ending balance
Deferred acquisition costs
Service and Administrative Fees:
Motor club revenue	$13,081	$15,801	$14,410	$14,472
Warranty coverage revenue	48,734	44,544	12,376	80,902
Total	$61,815	$60,345	$26,786	$95,374

Deferred revenue
Service and Administrative Fees:
Motor club revenue	$16,969	$20,254	$18,656	$18,567
Warranty coverage revenue	348,391	138,000	68,876	417,515
Total	$365,360	$158,254	$87,532	$436,082

For the periods presented, no write-offs for unrecoverable deferred acquisition costs and deferred revenue were recognized.

(15) Other Assets and Other Liabilities and Accrued Expenses

Other Assets

The following table presents the components of other assets as reported in the condensed consolidated balance sheets:

	As of
	June 30, 2021	December 31, 2020
Right of use asset - Operating leases (1)	$25,905	$27,291
Furniture, fixtures and equipment, net	15,273	15,798
Income tax receivable	21,049	19,513
Mortgage servicing rights	23,202	14,758
Prepaid expenses	9,786	8,159
Loans eligible for repurchase	59,737	70,593
Other	9,503	5,922
Total other assets	$164,455	$162,034
(1)    See Note (21) Commitments and Contingencies for additional information.

The following table presents the depreciation expense related to furniture, fixtures and equipment for the following periods:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Depreciation expense related to furniture, fixtures and equipment	$996	$759	$1,773	$1,511

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2021
(in thousands, except share data)

Other Liabilities and Accrued Expenses

The following table presents the components of other liabilities and accrued expenses as reported in the condensed consolidated balance sheets:

	As of
	June 30, 2021	December 31, 2020
Accounts payable and accrued expenses	$90,700	$106,142
Operating lease liability (1)	31,725	32,914
Deferred tax liabilities, net	33,024	24,183
Securities sold, not yet purchased	27,051	46,637
Due to brokers	57,944	45,047
Loans eligible for repurchase liability	59,737	70,593
Commissions payable	11,974	18,678
Other	21,780	18,671
Total other liabilities and accrued expenses	$333,935	$362,865
(1)    See Note (21) Commitments and Contingencies for additional information.

(16) Other Revenue and Other Expenses

Other Revenue

The following table presents the components of other revenue as reported in the condensed consolidated statement of operations. Other revenue is primarily generated by Tiptree Capital’s non-insurance activities except as noted in the footnote to the table.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Other investment income (1)	$14,437	$9,683	$27,170	$24,747
Gain (loss) on sale of businesses (2)	(358)	—	(789)	—
Other (3)	2,544	2,454	4,798	4,444
Total other revenue	$16,623	$12,137	$31,179	$29,191
(1)    See Note (6) Investments for the components of Other investment income.
(2)    Relates to the impairment of Luxury. See Note (4) Assets and Liabilities Held for Sale.
(3)    Includes $2,458 and $2,373 for the three months ended June 30, 2021 and 2020, respectively, and $4,587 and $4,258 for the six months ended June 30, 2021 and 2020, respectively, related to Insurance.

Other Expenses

The following table presents the components of other expenses as reported in the condensed consolidated statement of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Professional fees	$9,553	$4,663	$14,993	$11,872
General and administrative	10,060	5,515	18,063	10,853
Premium taxes	4,926	3,747	9,862	7,545
Mortgage origination expenses	4,260	3,562	8,455	7,138
Rent and related	4,250	3,316	8,386	6,797
Operating expenses from vessels	3,545	2,804	6,326	6,908
Loss on extinguishment of debt	—	—	—	353
Other	2,000	1,408	3,876	3,779
Total other expenses	$38,594	$25,015	$69,961	$55,245

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2021
(in thousands, except share data)

(17) Stockholders’ Equity

Stock Repurchases

The Board of Directors authorized the Company to make repurchases of up to $20,000 of shares of the Company’s outstanding common stock in the aggregate, at the discretion of the Company's Executive Committee. The following table presents the Company’s stock repurchase activity and remaining authorization.

	Six Months Ended June 30, 2021
	Number of shares purchased	Weighted average price per share
Share repurchase plan	528,662	$5.45

Remaining repurchase authorization		$13,669

Warrants

In April 2021, warrants were exercised for 207,445 shares of Tiptree common stock. As of June 30, 2021, there were warrants for 2,008,075 shares of Tiptree common stock outstanding at an exercise price of $7.02.

Dividends

The Company declared cash dividends per share for the following periods presented below:

	Dividends per share for the
	Six Months Ended June 30,
	2021	2020
First quarter	$0.04	$0.04
Second quarter (1)	0.04	0.04
Total cash dividends declared	$0.08	$0.08
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

Statutory Capital and Surplus

The Company’s insurance company subsidiaries must maintain minimum amounts of statutory capital and surplus as required by regulatory authorities, including the NAIC; their capital and surplus levels exceeded respective minimum requirements as of June 30, 2021 and December 31, 2020.

Statutory Dividends

The Company’s U.S. domiciled insurance company subsidiaries may pay dividends to the Company, subject to statutory restrictions. Payments in excess of statutory restrictions (extraordinary dividends) to the Company are permitted only with prior approval of the insurance department of the applicable state of domicile. The Company eliminates all dividends from its subsidiaries in the condensed consolidated financial statements. There were no dividends paid to the Company by its U.S. domiciled insurance company subsidiaries for the six months ended June 30, 2021 and 2020.

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2021
(in thousands, except share data)

The following table presents the combined amount available for ordinary dividends of the Company's U.S. domiciled insurance company subsidiaries for the following periods:

	As of
	June 30, 2021	December 31, 2020
Amount available for ordinary dividends of the Company's insurance company subsidiaries	$18,519	$13,418

At June 30, 2021, the maximum amount of dividends that our U.S. domiciled regulated insurance company subsidiaries could pay under applicable laws and regulations without regulatory approval was approximately $18,519. The Company may seek regulatory approval to pay dividends in excess of this permitted amount, but there can be no assurance that the Company would receive regulatory approval if sought.

(18) Accumulated Other Comprehensive Income (Loss)

The following table presents the activity of AFS securities in accumulated other comprehensive income (loss) (AOCI), net of tax, for the following periods:

	Total AOCI	Amount attributable to non-controlling interests	Total AOCI to Tiptree Inc.

Balance at December 31, 2019	$1,711	$(13)	$1,698
Other comprehensive income (losses) before reclassifications	4,178	(21)	4,157
Amounts reclassified from AOCI	(70)	—	(70)
OCI	4,108	(21)	4,087
Adoption of accounting standard (1)	42	—	42
Balance at June 30, 2020	$5,861	$(34)	$5,827

Balance at December 31, 2020	$5,702	$(28)	$5,674
Other comprehensive income (losses) before reclassifications	(2,750)	12	(2,738)
Amounts reclassified from AOCI	(247)	—	(247)
OCI	(2,997)	12	(2,985)
Balance at June 30, 2021	$2,705	$(16)	$2,689
(1)    Amounts reclassified to retained earnings due to adoption of ASU 2016-13. See Note (2) Summary of Significant Accounting Policies of the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

The following table presents the reclassification adjustments out of AOCI included in net income and the impacted line items on the condensed consolidated statement of operations for the following periods:

	Three Months Ended June 30,		Six Months Ended June 30,		Affected line item in condensed consolidated statements of operations
Components of AOCI	2021	2020	2021	2020
Unrealized gains (losses) on available for sale securities	$192	$87	$320	$91	Net realized and unrealized gains (losses)
Related tax (expense) benefit	(43)	(20)	(73)	(21)	Provision for income tax
Net of tax	$149	$67	$247	$70

(19) Stock Based Compensation

Equity Plans

2017 Omnibus Incentive Plan
The Company adopted the Tiptree 2017 Omnibus Incentive Plan (2017 Equity Plan) on June 6, 2017, which permits the grant of restricted stock units (RSUs), stock, and stock options up to a maximum of 6,100,000 shares of common stock. The

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2021
(in thousands, except share data)

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

2017 Equity Plan	Number of shares (1)
Available for issuance as of December 31, 2020	3,788,417
RSU, stock and option awards granted	(38,665)
Exchanged for vested subsidiary awards	(676,180)
Available for issuance as of June 30, 2021	3,073,572
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

The following table presents changes to the issuances of RSUs and stock awards under the 2017 Equity Plan for the periods indicated:

	Number of shares issuable	Weighted average grant date fair value
Unvested units as of December 31, 2020	953,145	$6.52
Granted	38,665	6.71
Vested	(392,798)	6.44
Unvested units as of June 30, 2021	599,012	$6.59

The following tables present the detail of the granted and vested RSUs and stock awards for the periods indicated:

	Six Months Ended June 30,			Six Months Ended June 30,
Granted	2021	2020	Vested	2021	2020
Directors	38,665	34,515	Directors	38,665	34,515
Employees (1)	—	469,257	Employees	354,133	474,721
Total Granted	38,665	503,772	Total Vested	392,798	509,236
			Taxes	(34,828)	(53,438)
			Net Vested	357,970	455,798
(1)    Includes 256,619 shares that vest ratably over three years and 212,638 shares that cliff vest in February 2023 for the six months ended June 30, 2020.

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

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2021
(in thousands, except share data)

certain grants has been achieved and those vested subsidiary awards are currently eligible for exchange. The Company has the option, but not the obligation to settle the exchange right in cash.
The following table presents changes to the issuances of subsidiary awards under the subsidiary incentive plans for the periods indicated:

Grant date fair value of equity shares issuable
Unvested balance as of December 31, 2020	$4,305
Granted	1,079
Vested	(1,363)
Unvested balance as of June 30, 2021	$4,021

During the six months ended June 30, 2021, vested subsidiary awards were exchanged for 676,180 shares of Tiptree common stock and $50 in cash, for a total exchange award value of $7,326. Additionally, vested subsidiary units were repurchased under the subsidiary purchase plan for cash of $1,056. During the six months ended June 30, 2020, vested subsidiary awards were exchanged for cash, for a total exchange award value of $1,807.

The net vested balance of subsidiary awards eligible for exchange as of June 30, 2021 translates to 1,805,072 shares of Tiptree common stock.

Stock Option Awards

Tiptree Corporate Incentive Plans

Option awards have been granted to the Executive Committee with an exercise price equal to the fair market value of our common stock on the date of grant. The option awards have a 10-year term and are subject to the recipient’s continuous service, a market requirement, and vest one third on each of the three, four, and five year anniversaries of the grant date. The market requirement is the Company's 20-day volume weighted average per share trading price plus actual cash dividends paid following issuance of the option that exceeds the book value on the option grant date. If the service condition is met, the full amount of the compensation expense will be recognized over the appropriate vesting period whether the market requirement is met or not. The options granted after 2017 include a retirement provision and are amortized over the lesser of the service condition or expected retirement date. There were no options granted during the six months ended June 30, 2021. Book value targets for grants in 2020, 2019, 2018, 2017 and 2016 are $11.52, $10.79, $9.97, $10.14 and $8.96, respectively.

During the six months ended June 30, 2021, book value targets for all outstanding options were achieved.

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

The following table presents the assumptions used to estimate the fair values of the stock options granted for the following periods:

Valuation Input (1)	Six Months Ended June 30, 2020
	Assumption	Average
Historical volatility	27.60%	N/A
Risk-free rate	1.51%	N/A
Dividend yield	2.20%	N/A
Expected term (years)		7.0
(1) Not applicable for the six months ended June 30, 2021 as there were no new grants during the period.

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2021
(in thousands, except share data)

The following table presents the Company's stock option activity for the current period:

	Options outstanding	Weighted average exercise price (in dollars per stock option)	Weighted average grant date value (in dollars per stock option)	Options exercisable
Balance, December 31, 2020	1,715,619	$6.49	$2.29	—

Balance, June 30, 2021	1,715,619	$6.49	$2.29	712,542

Weighted average remaining contractual term at June 30, 2021 (in years)	6.6

Stock Based Compensation Expense

The following table presents total stock based compensation expense and the related income tax benefit recognized on the condensed consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Employee compensation and benefits	$1,016	$1,920	$1,971	$3,463
Director compensation	132	133	242	206
Income tax benefit	(241)	(443)	(465)	(792)
Net stock based compensation expense	$907	$1,610	$1,748	$2,877

Additional information on total non-vested stock based compensation is as follows:

	As of
	June 30, 2021
	Stock options	Restricted stock awards and RSUs
Unrecognized compensation cost related to non-vested awards	$363	$3,776
Weighted - average recognition period (in years)	1.07	1.53

(20) Income Taxes

The following table presents the Company’s provision (benefit) for income taxes reflected as a component of income (loss):

	Three Months Ended June 30,				Six Months Ended June 30,
	2021		2020		2021		2020
Total income tax expense (benefit)	$2,427		$(5)		$11,179		$(21,186)

Effective tax rate (ETR)	21.2%	(1)	(0.1)%	(2)	22.0%	(3)	27.4%	(4)
(1)    Higher than the U.S. federal statutory income tax rate of 21% due to the effect of state taxes, offset by the effects of foreign operations and discrete items.
(2)    Lower than the U.S. federal statutory income tax rate of 21% due to the effect of discrete items, including expected refunds arising from the CARES Act.
(3)     Higher than the U.S. federal statutory income tax rate of 21% due to the effect of state taxes, offset by the effects of foreign operations and discrete items.
(3)    Higher than the U.S. federal statutory income tax rate of 21% due to the effect of state rates and other discrete items.

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2021
(in thousands, except share data)

(21) Commitments and Contingencies

Operating Leases

All leases are office space leases and are classified as operating leases that expire through 2031. Some of our office leases include the option to extend for up to 5 years or less at management’s discretion. Such extension options were not included in the measurement of the lease liability. Below is a summary of our right of use asset and lease liability as of June 30, 2021:

As of
June 30, 2021
Right of use asset - Operating leases	$25,905

Operating lease liability	$31,725

Weighted-average remaining lease term (years)	7.1

Weighted-average discount rate (1)	7.4%
(1)    Discount rate was determined by applying available market rates to lease obligations based upon their term.

As of June 30, 2021, the approximate aggregate minimum future lease payments required for our lease liability over the remaining lease periods are as follows:

June 30, 2021
Remainder of 2021	$4,499
2022	7,758
2023	6,971
2024	6,065
2025	5,450
2026 and thereafter	18,023
Total minimum payments	48,766
Less: liabilities held for sale	(650)
Less: present value adjustment	(16,391)
Total	$31,725

The following table presents rent expense for the Company’s office leases recorded on the condensed consolidated statements of operations for the following periods:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Rent expense for office leases (1)	$2,251	$2,104	$4,446	$4,237
(1)     Includes lease expense of $153 and $139 for the three months ended June 30, 2021 and 2020, respectively, and $306 and $240 for the six months ended June 30, 2021 and 2020, respectively, for assets held for sale.

Litigation
The Company is a defendant in Mullins v. Southern Financial Life Insurance Co., which was filed in February 2006, in the Pike County Circuit Court, in the Commonwealth of Kentucky. A class was certified in June 2010. At issue is the duration or term of coverage under certain disability and life credit insurance policies. The action alleges violations of the Consumer Protection Act and certain insurance statutes, as well as common law fraud and seeks compensatory and punitive damages, attorney fees and interest. To date, the court has not awarded sanctions in connection with Plaintiffs’ April 2012 Motion for Sanctions. In July 2021, the court entered an Order granting Plaintiffs’ Motion for Partial Summary Judgment as to certain disability policies, which the Company intends to challenge. No trial or additional hearings are currently scheduled.

The Company considers such litigation customary in the insurance industry. In management's opinion, based on information available at this time, the ultimate resolution of such litigation, which it is vigorously defending, should not be materially

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2021
(in thousands, except share data)

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

Diluted net income attributable to common stockholders includes the effect of unvested subsidiaries’ RSUs, when dilutive. The assumed exercise of all potentially dilutive instruments is included in the diluted net income per common share calculation, if dilutive.

The following table presents a reconciliation of basic and diluted net income per common share for the following periods:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net income (loss)	$9,048	$4,439	$39,688	$(56,131)
Less:
Net income (loss) attributable to non-controlling interests	1,079	623	3,138	60
Net income allocated to participating securities	142	104	711	—
Net income (loss) attributable to Tiptree Inc. common shares - basic	7,827	3,712	35,839	(56,191)

Effect of Dilutive Securities:
Securities of subsidiaries	(295)	(195)	(875)	—
Adjustments to income relating to exchangeable interests, net of tax	3	—	1,502	—
Net income (loss) attributable to Tiptree Inc. common shares - diluted	$7,535	$3,517	$36,466	$(56,191)

Weighted average number of shares of common stock outstanding - basic	32,898,769	33,984,195	32,661,195	34,269,096
Weighted average number of incremental shares of common stock issuable from exchangeable interests and contingent considerations	669,128	—	2,181,617	—
Weighted average number of shares of common stock outstanding - diluted	33,567,897	33,984,195	34,842,812	34,269,096

Basic net income (loss) attributable to common shares	$0.24	$0.11	$1.10	$(1.64)
Diluted net income (loss) attributable to common shares	$0.22	$0.10	$1.05	$(1.64)

(23) Related Party Transactions

Corvid Peak is a related party of the Company because Corvid Peak is deemed to be controlled by Michael Barnes, the Company’s Executive Chairman. Tiptree invested $75,000 to seed new investment funds to be managed by Corvid Peak, which was completely funded in the first quarter of 2020 (the “Corvid Peak Fund”). In addition, effective May 3, 2021 and July 1, 2021, Fortegra and certain of its subsidiaries, respectively, became party to an investment advisory agreement with Corvid Peak (the “IAA”). In connection with the Corvid Peak Fund, under the IAA Corvid Peak charges an annual management fee ranging from 0.20% to 1.25% of net asset value, depending on the asset class and the net asset value of certain asset classes, and an incentive fee equal to 20% of the net profits, subject to a conventional high water mark. The

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2021
(in thousands, except share data)

Company incurred $276 and $225, in the aggregate, of management and incentive fees to Corvid Peak for the three months ended June 30, 2021 and 2020, respectively. The Company incurred $584 and $437, in the aggregate, of management and incentive fees to Corvid Peak for the six months ended June 30, 2021 and 2020, respectively. Beginning January 1, 2021, Tiptree has been allocated 10.2% of certain profits interests earned by Corvid Peak with an additional 10.2% interest for each of the next consecutive four years, so that, as of January 1, 2025, Tiptree’s percentage interest will be 51%.

Pursuant to the Transition Services Agreement, Tiptree and Corvid Peak have mutually agreed to provide certain services to one another. Payments under the Transition Services Agreement in the six months ended June 30, 2021 and 2020 were not material.

Pursuant to the Emeritus Agreement, Tiptree agreed to provide Mr. Inayatullah, a greater than 5% stockholder of the Company, office space and support services, and reimburse Mr. Inayatullah for a portion of benefit expenses in exchange for advice and other consulting services as requested by the Company’s Executive Committee. Transactions related to the Emeritus Agreement in the six months ended June 30, 2021 and 2020 were not material.

(24) Subsequent Events

Effective July 1, 2021, certain of Fortegra’s subsidiaries that were not previously party to the IAA became parties to the IAA.

On August 3, 2021, the Company’s board of directors declared a quarterly cash dividend of $0.04 per share to holders of common stock with a record date of August 23, 2021, and a payment date of August 30, 2021.

On August 3, 2021, Tiptree granted 1,500,000 performance restricted stock units (“PRSUs”) to each of Michael Barnes, Executive Chairman and Jonathan Ilany, Chief Executive Officer and awarded 500,000 PRSUs to Randy Maultsby, President (together, the “Grantees”). A portion of the total number of PRSUs subject to the award will generally vest (subject to a catch-up vesting mechanism) upon achievement of each of five Tiptree share price target milestones ranging from $15 to $60 (adjusted for dividends paid) prior to the tenth anniversary of the date of grant, subject to the Grantee’s continued employment with Tiptree. The PRSUs are intended to cover three years of equity compensation to the Grantees and no new equity awards will be granted to the Grantees for three years. This special award reflects Tiptree’s desire for Messrs. Barnes, Ilany and Maultsby to continue to lead the company for a further significant number of years and to create significant shareholder value over time.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our Management’s Discussion and Analysis of Financial Conditions and Results of Operations is presented in this section as follows:

•Overview
•Results of Operations
•Non-GAAP Measures and Reconciliations
•Liquidity and Capital Resources
•Critical Accounting Policies and Estimates
•Off-Balance Sheet Arrangements

OVERVIEW

Tiptree is a holding company that allocates capital across a broad spectrum of businesses, assets and other investments. Our principal operating subsidiary and primary source of earnings, Fortegra, along with its subsidiaries, is a leading provider of specialty insurance underwriting, warranty and service contract products, and related service solutions. We also generate earnings from a diverse group of select investments that we refer to as Tiptree Capital, which includes our Mortgage segment and our other, non-insurance businesses and assets. We evaluate our performance primarily by the comparison of our shareholders’ long-term total return on capital, as measured by Adjusted Net Income, Adjusted EBITDA and growth in book value per share plus dividends.

Highlights for the first half 2021 include:

Overall:
•Net income of $36.6 million increased from a net loss of $56.2 million in 2020, which was driven by growth in insurance underwriting operations and improved volumes and margins in our mortgage business, in addition to realized and unrealized gains on investments as compared to losses in 2020.
•Adjusted net income increased 50.7% to $26.3 million, from $17.4 million in 2020, driven by improvement in insurance and mortgage operations. Adjusted return on average equity was 13.5%, as compared to 9.2% in 2020.
•Book value per share of $11.59 as of June 30, 2021, when combined with dividends paid, increased 17.9% from the prior year, and 7.1% from December 31, 2020.
•Cash and cash equivalents of $141.7 million as of June 30, 2021, of which $93.9 million resides outside our statutory insurance subsidiaries.

Insurance:
•Gross written premiums and premium equivalents were $1,076.5 million for the six months ended June 30, 2021, as compared to $711.4 million for the six months ended June 30, 2020, up 51.3% as a result of growth in admitted and surplus insurance lines as well as growth in fee-based warranty programs.
•Total revenues increased 54.0% to $474.8 million, from $308.3 million in 2020, driven by increases in earned premiums, net, service and administrative fees, and net realized and unrealized gains as compared to losses in the prior year period.
•The combined ratio improved to 91.8%, as compared to 92.9% in 2020, driven by the continued scalability of our technology and shared service platform, which improved the expense ratio, while the underwriting ratio remained stable.
•Income before taxes of $36.2 million increased by $49.3 million as compared to a loss before taxes of $13.0 million in 2020. Return on average equity was 19.4% in 2021 as compared to (5.9)% in 2020. The increase in both metrics was operationally driven by revenue growth and an improved combined ratio, in addition to net realized and unrealized gains on investments as compared to losses in the prior year.
•Adjusted net income increased 51.6% to $26.9 million, as compared to $17.7 million in 2020. Adjusted return on average equity was 18.3%, as compared to 12.8% in 2020. The increase in both metrics was driven by revenue growth and the improved combined ratio.
•As of June 30, 2021, total investments combined with cash and cash equivalents were $814.5 million, as compared to $597.9 million as of June 30, 2020. As of June 30, 2021, 77% of the portfolio was invested in high-credit quality fixed income securities with an average S&P rating of AA and a weighted average duration of 2.3 years.

Mortgage:
•Income before taxes of $18.9 million in 2021, as compared to $6.3 million in 2020, with the increase driven by growth in volumes and margins resulting from a lower interest rate environment and home price appreciation.

•Adjusted net income improved by $3.9 million in 2021, driven by the same factors that impacted net income.
•Return on average equity of 42.8% and adjusted return on average equity of 34.3% in 2021, as compared to 27.5% and 41.3%, respectively, in 2020.

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

Our insurance business generally focuses on products which have low severity but high frequency loss experiences and are short duration. As a result, the business has historically generated significant fee-based revenues. In general, the types of products we offer tend to have limited aggregation risk and, thus, limited exposure to catastrophic and residual risk. We mitigate our underwriting risk through a combination of reinsurance and retrospective commission structures with our agents, distribution partners and/or third-party reinsurers. To mitigate counterparty risk, we ensure our distribution partners’ captive reinsurance entities are over-collateralized with highly liquid investments, primarily cash and cash equivalents. Our insurance results primarily depend on our pricing, underwriting, risk retention and the accuracy of reserves, reinsurance arrangements, returns on invested assets, and policy and contract renewals and run-off. While our insurance operations have historically maintained a relatively stable combined ratio which support steady earnings, our initiatives to change our business mix along with economic factors could generate different results than we have historically experienced. We believe there will continue to be growth opportunities to expand our specialty insurance and warranty business model to other niche products and markets.

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

Our businesses can also be impacted in various ways by changes in interest rates, which can result in fluctuations in the fair value of our investments, revenues associated with floating rate investments, volume and revenues in our mortgage business and interest expense associated with floating rate debt used to fund many of our operations. Rising interest rates could impact the value of certain of our fixed income securities, with any unrealized losses recorded in equity, and if realized, could impact our results of operations. Offsetting the impact of a rising interest rate environment, new investments in fixed rate instruments from both maturities and portfolio growth can result in higher interest income on our investments over time. In declining interest rate environments, the opposite impacts could occur. In addition, certain of our investments are LIBOR based, which has resulted in lower investment income during the recent period of extended low rates. Rising interest rates can also impact our cost of LIBOR based debt obligations, while declining rates can decrease our cost of debt. Our secured revolving and term credit agreements, preferred trust securities and asset-based revolving financing are all floating rate obligations.

Low mortgage rates due to the Federal Reserve intervention in mortgage markets and rising home prices in certain markets, has resulted in a combination of higher mortgage volumes and margins beginning in the second quarter of 2020 and continuing into the first half of 2021, which has been a benefit to our mortgage operations. The recent low interest rate environment also benefits our interest cost on debt, although our corporate debt remains above current LIBOR rates. There can be no assurance that these positive trends will continue, the reversal of which could have a materially negative impact on our results of operations, and which may only be partially mitigated by the benefit to our LIBOR based investments.

Common shares of Invesque represent a significant asset on our condensed consolidated balance sheet, both as part of our insurance investments and separately in Tiptree Capital. Our investment in Invesque, which operates in the seniors housing, skilled nursing and medical office industries, is carried on our condensed consolidated balance sheet at fair value. In April

2020, in response to the uncertainty in the industry, Invesque suspended its dividend to conserve liquidity. In combination with the impact of the COVID-19 pandemic on occupancy rates, Invesque’s stock declined significantly, which had a material impact on the carrying value of our investment and results of operations. While their stock price and the value of our investment increased in the first six months of 2021, any additional declines in the fair value of Invesque’s common stock could have a significant impact on our results of operations and the value of our investment.

The maritime transportation industry is highly competitive and fragmented. Demand for shipping capacity is a function of global economic conditions and the related demand for commodities, production and consumption patterns, and is affected by events which interrupt production, trade routes, and consumption. The shipping industry is cyclical with high volatility in charter hire rates and profitability, which can change rapidly. General global economic conditions, along with company and industry specific factors, are expected to continue to impact the fair value of our vessels and associated operating results. While there is a current imbalance in supply and demand for shipping capacity, which has led to a cyclical high in dry-bulk charter rates in the second quarter of 2021, a change in those factors and/or changes in global economic conditions could result in substantially lower charter rates, which could negatively impact our results of operations and the carrying value of our vessels.

RESULTS OF OPERATIONS
The following is a summary of our condensed consolidated financial results for the three and six months ended June 30, 2021 and 2020. In addition to GAAP results, management uses the Non-GAAP measures Adjusted net income, Adjusted return on average equity, Adjusted EBITDA and book value per share as measurements of operating performance. Management believes these measures provide supplemental information useful to investors as they are frequently used by the financial community to analyze financial performance and comparison among companies. Management uses Adjusted net income and adjusted return on average equity as part of its capital allocation process and to assess comparative returns on invested capital. Adjusted EBITDA is also used in determining incentive compensation for the Company’s executive officers. Adjusted net income represents income before taxes, less provision (benefit) for income taxes, and excluding the after-tax impact of various expenses that we consider to be unique and non-recurring in nature, stock-based compensation, net realized and unrealized gains (losses), and intangibles amortization associated with purchase accounting. The Company defines Adjusted EBITDA as GAAP net income of the Company plus corporate interest expense, plus income taxes, plus depreciation and amortization expense, less the effects of purchase accounting, plus non-cash fair value adjustments, plus significant non-recurring expenses, and plus unrealized gains (losses) on available for sale securities that are reported in other comprehensive income. Adjusted net income, Adjusted return on average equity and Adjusted EBITDA are not measurements of financial performance or liquidity under GAAP and should not be considered as an alternative or substitute for GAAP net income. See “Non-GAAP Reconciliations” for a reconciliation of these measures to their GAAP equivalents.

Selected Key Metrics

($ in thousands, except per share information)	Three Months Ended June 30,		Six Months Ended June 30,
GAAP:	2021	2020	2021	2020
Total revenues	$299,687	$199,194	$594,375	$328,865
Net income (loss) attributable to common stockholders	$7,969	$3,816	$36,550	$(56,191)
Diluted earnings per share	$0.22	$0.10	$1.05	$(1.64)
Cash dividends paid per common share	$0.04	$0.04	$0.08	$0.08
Return on average equity	9.0%	5.1%	20.4%	(29.6)%

Non-GAAP: (1)
Adjusted net income	$13,125	$10,526	$26,280	$17,433
Adjusted return on average equity	13.1%	12.2%	13.5%	9.2%
Adjusted EBITDA	$26,555	$17,423	$72,238	$(53,106)
Book value per share	$11.59	$9.97	$11.59	$9.97
(1)    See “—Non-GAAP Reconciliations” for a discussion of non-GAAP financial measures.

Revenues

For the three months ended June 30, 2021, revenues were $299.7 million, which increased $100.5 million or 50.4% compared to the prior year period, primarily driven by growth in earned premiums, net, and service and administrative fees in our insurance business and net realized and unrealized gains in the 2021 period compared to losses in the 2020 period.

For the six months ended June 30, 2021, revenues were $594.4 million, which increased $265.5 million, or 80.7% compared to the prior year period. In addition to the factors impacting quarterly revenues, improvement in mortgage volumes and margins led to increased realized gain on sale of mortgage loans for the six month period.

The combination of unearned premiums and deferred revenues on the condensed consolidated balance sheet grew by $408.5 million, or 39.6%, from June 30, 2020 to June 30, 2021 as a result of Fortegra’s growth in gross written premiums and premium equivalents, primarily related to admitted and excess and surplus (E&S) insurance lines as well as warranty service contracts.

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

($ in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net realized and unrealized gains (losses)(1)	$3,397	$6,211	$13,612	$(18,580)
Net realized and unrealized gains (losses) - Invesque	$169	$(11,891)	$16,812	$(70,604)
(1)    Excludes Invesque and Mortgage realized and unrealized gains and losses.

Net Income (Loss) Attributable to common stockholders

For the three months ended June 30, 2021, net income attributable to common stockholders was $8.0 million, an increase of $4.2 million. For the six months ended June 30, 2021, net income attributable to common stockholders was $36.6 million, an increase of $92.7 million from a net loss of $56.2 million for the six months ended June 30, 2020, driven by the same factors which drove improvements in revenue, partially offset by higher policy and contract benefits, commission expense and premium taxes associated with higher insurance volumes, higher incentive compensation costs related to the improved performance and higher interest costs.

Adjusted net income & Adjusted return on average equity - Non-GAAP

Adjusted net income for the three months ended June 30, 2021 was $13.1 million, an increase of $2.6 million, or 24.7%, from the three months ended June 30, 2020. For the three months ended June 30, 2021, adjusted return on average equity was 13.1%, as compared to 12.2% at June 30, 2020, with the increase in both metrics driven by improved performance in our insurance and shipping operations.

Adjusted net income for the six months ended June 30, 2021 was $26.3 million, an increase of $8.8 million, or 50.7%, from the six months ended June 30, 2020. For the six months ended June 30, 2021, adjusted return on average equity was 13.5%, as compared to 9.2% at June 30, 2020, with the increase in both metrics driven by improved performance in our insurance and mortgage operations.

Adjusted EBITDA - Non-GAAP

Adjusted EBITDA for the three months ended June 30, 2021 was $26.6 million, an increase of $9.1 million from 2020. Adjusted EBITDA for the six months ended June 30, 2021 was $72.2 million, an increase of $125.3 million from 2020. The improvement in both periods was substantially driven by realized and unrealized gains in the 2021 periods compared to losses in the 2020 periods, in addition to the improved operating performance noted above.

Book Value per share - Non-GAAP

Total stockholders’ equity was $405.0 million as of June 30, 2021 compared to $373.5 million as of December 31, 2020. In the six months ended June 30, 2021, Tiptree returned $5.5 million to stockholders through share repurchases and dividends paid. Book value per share for the period ended June 30, 2021 was $11.59, an increase from book value per share of $9.97 as of June 30, 2020. The key drivers of the increase over the past four quarters were net income per share and the purchase of 1.6 million shares at a discount to book value partially offset by dividends paid of $0.16 per share, and issuance of shares related to warrants and vested subsidiary awards.

Results by Segment
We classify our business into two reportable segments, Insurance and Mortgage, with the remainder of our operations aggregated into Tiptree Capital - Other. Corporate activities include holding company interest expense, corporate employee compensation and benefits, and other expenses, including, but not limited to, public company expenses. For the three and six months ended June 30, 2021, Mortgage has been broken out of Tiptree Capital as a reportable segment because for the year ended December 31, 2020 it met the quantitative threshold for disclosure. Prior year segments have been conformed to the current year presentation.

The following tables present the components of Revenue, Income (loss) before taxes and Adjusted net income.

($ in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenues:
Insurance	$252,255	$164,954	$474,818	$308,294
Mortgage	25,272	28,812	59,766	45,032
Tiptree Capital - other	22,160	5,428	59,791	(24,461)
Corporate	—	—	—	—
Total revenues	$299,687	$199,194	$594,375	$328,865

Income (loss) before taxes:
Insurance	$14,704	$14,088	$36,232	$(13,029)
Mortgage	5,775	7,405	18,852	6,315
Tiptree Capital - other	2,620	(9,188)	17,614	(54,429)
Corporate	(11,624)	(7,871)	(21,831)	(16,174)
Total income (loss) before taxes	$11,475	$4,434	$50,867	$(77,317)

Non-GAAP - Adjusted net income:
Insurance	$14,091	$8,988	$26,867	$17,724
Mortgage	4,059	7,427	11,524	7,623
Tiptree Capital - other	2,064	(221)	2,631	3,070
Corporate	(7,089)	(5,668)	(14,742)	(10,984)
Total adjusted net income (1)	$13,125	$10,526	$26,280	$17,433
(1)    See “—Non-GAAP Reconciliations” for a discussion of non-GAAP financial measures.

Insurance

Our principal operating subsidiary, Fortegra, is a specialty insurance program underwriter and service provider, which focuses on niche programs and fee-oriented services. Our combination of specialty insurance underwriting, warranty and service contract products, and related service solutions delivered through a vertically integrated business model creates a blend of traditional underwriting revenues, investment income and unregulated fee revenues. We are an agent-driven business model, distributing our products through independent insurance agents, consumer finance companies, online retailers, auto dealers, and regional big box retailers to deliver products that complement the consumer transaction.

The following tables present the Insurance segment results for the three and six months ended June 30, 2021 and 2020.

Results of Operations - Three Months Ended June 30, 2021 compared to 2020

($ in thousands)	Three Months Ended June 30,
	2021	2020	Change	% Change
Revenues:
Earned premiums, net	$176,958	$107,255	$69,703	65.0%
Service and administrative fees	63,700	42,865	20,835	48.6%
Ceding commissions	3,080	4,535	(1,455)	(32.1)%
Net investment income	3,234	2,292	942	41.1%
Net realized and unrealized gains (losses)	2,824	5,635	(2,811)	(49.9)%
Other revenue	2,459	2,372	87	3.7%
Total revenues	$252,255	$164,954	$87,301	52.9%
Expenses:
Net losses and loss adjustment expenses	$69,741	$36,458	$33,283	91.3%
Member benefit claims	19,452	12,689	6,763	53.3%
Commission expense	99,543	67,903	31,640	46.6%
Employee compensation and benefits	18,392	14,916	3,476	23.3%
Interest expense	4,525	3,582	943	26.3%
Depreciation and amortization	4,407	2,630	1,777	67.6%
Other expenses	21,491	12,688	8,803	69.4%
Total expenses	$237,551	$150,866	$86,685	57.5%
Income (loss) before taxes (1)	$14,704	$14,088	$616	4.4%

Key Performance Metrics:
Gross written premiums and premium equivalents	$571,478	$318,942	$252,536	79.2%
Return on average equity	16.2%	16.2%
Underwriting ratio	76.7%	74.5%
Expense ratio	15.5%	17.6%
Combined ratio	92.1%	92.1%

Non-GAAP Financial Measures (2):
Adjusted net income	$14,091	$8,988	$5,103	56.8%
Adjusted return on average equity	20.1%	12.9%
(1)    Net income was $11,370 for the three months ended June 30, 2021 compared to a net income of $11,303 for the three months ended June 30, 2020.
(2)    See “—Non-GAAP Reconciliations” for a discussion of non-GAAP financial measures.

Revenues

Earned Premiums, net

Earned premiums, net represent the earned portion of our gross written and assumed premiums, less the earned portion that is ceded to third-party reinsurers under our reinsurance agreements. Our insurance policies generally have a term of six months to seven years depending on the underlying product and premiums are earned pro rata over the term of the policy. At the end of each reporting period, premiums written but not earned are classified as unearned premiums and are earned in subsequent periods over the remaining term of the policy.

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

Revenues - Three Months Ended June 30, 2021 compared to 2020

For the three months ended June 30, 2021, total revenues increased 52.9%, to $252.3 million, as compared to $165.0 million for the three months ended June 30, 2020. Earned premiums, net of $177.0 million increased $69.7 million, or 65.0%, driven by growth in commercial, credit and warranty insurance programs. Service and administrative fees of $63.7 million increased by 48.6% driven by growth in warranty and consumer goods service contract revenues. Ceding commissions of $3.1 million decreased by $1.5 million, or 32.1%, driven by lower fees associated with higher premium retention in certain credit insurance and collateral protection programs. Other revenues increased by $0.1 million, or 3.7%, driven by growth in our premium and warranty finance programs.

For the three months ended June 30, 2021, 27.4% of our revenues were derived from fees that were not solely dependent upon the underwriting performance of our insurance products, resulting in more diversified earnings. For the three months ended June 30, 2021, 80.9% of our fee-based revenues were generated in non-regulated service companies, with the remainder in our regulated insurance companies.

For the three months ended June 30, 2021, net investment income was $3.2 million as compared to $2.3 million in the prior year period, primarily driven by growth in investments. Net realized and unrealized gains were $2.8 million, a decrease of $2.8 million.

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

Expenses - Three Months Ended June 30, 2021 compared to 2020

For the three months ended June 30, 2021, net losses and loss adjustment expenses were $69.7 million, member benefit claims were $19.5 million and commission expense was $99.5 million, as compared to $36.5 million, $12.7 million and $67.9 million, respectively, for the three months ended June 30, 2020. The increases in net losses and loss adjustment expenses of $33.3 million, or 91.3%, and member benefit claims of $6.8 million, or 53.3%, were driven by growth in our U.S. Insurance and U.S. Warranty Solutions programs. Commission expense increased by $31.6 million, or 46.6%, driven by growth in revenues and an increase in retrospective commission payments, which were partially offset by lower proportional net losses and loss adjustment expenses.

For the three months ended June 30, 2021, employee compensation and benefits were $18.4 million and other expenses were $21.5 million, as compared to $14.9 million and $12.7 million, respectively, for the three months ended June 30, 2020. Employee compensation and benefits increased by $3.5 million, or 23.3%, driven by the acquisition of Sky Auto and investments in human capital associated with our growth objectives in admitted, E&S and warranty programs. Other expenses increased by $8.8 million, or 69.4%, driven primarily by increased marketing and advertising costs aligned with growth in revenues from Sky Auto, increases in premium taxes, which grew in line with written premiums, and $1.8 million of non-recurring professional and audit fees associated with preparation of the registration statement for the potential Fortegra initial public offering in 2021 (which registration statement has been withdrawn).

For the three months ended June 30, 2021, interest expense was $4.5 million as compared to $3.6 million for the three months ended June 30, 2020. The increase in interest expense of $0.9 million, or 26.3%, was primarily driven by higher outstanding revolving credit borrowings and increased asset-based debt for our premium and warranty finance programs.

For the three months ended June 30, 2021, depreciation and amortization expense was $4.4 million, including $3.8 million of intangible amortization related to purchase accounting associated with the acquisitions of Fortegra, Smart AutoCare and Sky Auto, as compared to $2.6 million, including $2.5 million of intangible amortization from purchase accounting related to Fortegra and Smart AutoCare for 2020.

Results of Operations - Six Months Ended June 30, 2021 compared to 2020

($ in thousands)	Six Months Ended June 30,
	2021	2020	Change	% Change
Revenues:
Earned premiums, net	$323,877	$228,576	$95,301	41.7%
Service and administrative fees	121,750	86,589	35,161	40.6%
Ceding commissions	6,105	11,060	(4,955)	(44.8)%
Net investment income	6,001	5,780	221	3.8%
Net realized and unrealized gains (losses)	12,496	(27,968)	40,464	NM%
Other revenue	4,589	4,257	332	7.8%
Total revenues	$474,818	$308,294	$166,524	54.0%
Expenses:
Net losses and loss adjustment expenses	$119,992	82,434	$37,558	45.6%
Member benefit claims	36,375	27,589	8,786	31.8%
Commission expense	188,188	138,304	49,884	36.1%
Employee compensation and benefits	37,481	31,958	5,523	17.3%
Interest expense	8,829	7,230	1,599	22.1%
Depreciation and amortization	8,598	4,900	3,698	75.5%
Other expenses	39,123	28,908	10,215	35.3%
Total expenses	$438,586	$321,323	$117,263	36.5%
Income (loss) before taxes (1)	$36,232	$(13,029)	$49,261	NM%

Key Performance Metrics:
Gross written premiums and premium equivalents	$1,076,479	$711,353	$365,126	51.3%
Return on average equity	19.4%	(5.9)%
Underwriting ratio	75.5%	75.1%
Expense ratio	16.3%	17.7%
Combined ratio	91.8%	92.9%

Non-GAAP Financial Measures (2):
Adjusted net income	$26,867	$17,724	$9,143	51.6%
Adjusted return on average equity	18.3%	12.8%
(1)    Net income was $28,469 for the six months ended June 30, 2021 compared to a net loss of $8,151 for the six months ended June 30, 2020.
(2)    See “—Non-GAAP Reconciliations” for a discussion of non-GAAP financial measures.

Revenues - Six Months Ended June 30, 2021 compared to 2020

For the six months ended June 30, 2021, total revenues increased 54.0%, to $474.8 million, as compared to $308.3 million for the six months ended June 30, 2020. Earned premiums, net of $323.9 million increased $95.3 million, or 41.7%, driven by growth in commercial, credit and warranty insurance programs. Service and administrative fees of $121.8 million increased by 40.6% driven by growth in warranty and consumer goods service contract revenues. Ceding commissions of $6.1 million decreased by $5.0 million, or 44.8%, driven by lower fees associated with increased premium retention in certain credit insurance and collateral protection programs. Other revenues increased by $0.3 million, or 7.8%, driven by growth in our premium and warranty finance programs.

For the six months ended June 30, 2021, 27.9% of our revenues were derived from fees that were not solely dependent upon the underwriting performance of our insurance products, resulting in more diversified earnings. For the six months ended June 30, 2021, 80.9% of our fee-based revenues were generated in non-regulated service companies, with the remainder in our regulated insurance companies.

For the six months ended June 30, 2021, net investment income was $6.0 million as compared to $5.8 million in the prior year period, driven by growth in investments, partially offset by lower interest rates. Net realized and unrealized gains were $12.5 million, an increase of $40.5 million, driven primarily by realized and unrealized gains on equity securities in the 2021 period, as compared to losses on equity securities and other investments in the 2020 period.

Expenses - Six Months Ended June 30, 2021 compared to 2020

For the six months ended June 30, 2021, net losses and loss adjustment expenses were $120.0 million, member benefit claims were $36.4 million and commission expense was $188.2 million, as compared to $82.4 million, $27.6 million and $138.3 million, respectively, for the six months ended June 30, 2020. The increases in net losses and loss adjustment expenses of $37.6 million, or 45.6%, and member benefit claims of $8.8 million, or 31.8%, were driven by growth in our U.S. Insurance, U.S. Warranty Solutions and Europe Warranty Solutions programs. Commission expense increased by $49.9 million, or 36.1%, driven by growth in revenues and an increase in retrospective commission payments, which were partially offset by lower proportional net losses and loss adjustment expenses.

For the six months ended June 30, 2021, employee compensation and benefits were $37.5 million and other expenses were $39.1 million, as compared to $32.0 million and $28.9 million, respectively, for the six months ended June 30, 2020. Employee compensation and benefits increased by $5.5 million, or 17.3%, driven by the acquisition of Sky Auto and investments in human capital associated with our growth objectives in admitted, E&S and warranty programs. Other expenses increased by $10.2 million, or 35.3%, driven primarily by increased marketing and advertising costs aligned with growth in revenues from Sky Auto, and increases in premium taxes, which grew in line with written premiums. Other expenses were elevated by $2.1 million and $2.2 million for the six months ended June 30, 2021 and 2020, respectively, related to non-recurring professional and audit fees associated with preparation of the registration statement for the potential Fortegra initial public offering in 2021 (which registration statement has been withdrawn), and investment banking and legal expenses for our acquisition of Smart AutoCare in 2020.

For the six months ended June 30, 2021, interest expense was $8.8 million as compared to $7.2 million for the six months ended June 30, 2020. The increase in interest expense of $1.6 million, or 22.1%, was primarily driven by higher outstanding revolving credit borrowings and increased asset-based debt for our premium and warranty finance programs.

For the six months ended June 30, 2021, depreciation and amortization expense was $8.6 million, including $7.7 million of intangible amortization related to purchase accounting associated with the acquisitions of Fortegra, Smart AutoCare and Sky Auto, as compared to $4.9 million, including $4.7 million of intangible amortization from purchase accounting related to Fortegra and Smart AutoCare for 2020.

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

The below table shows gross written premiums and premium equivalents by business mix for the three and six months ended June 30, 2021 and 2020.

($ in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
U.S. Insurance	$364,859	$193,705	$703,018	$439,674
U.S. Warranty Solutions	182,908	116,767	333,694	250,104
Europe Warranty Solutions	23,711	8,470	39,767	21,575
Total	$571,478	$318,942	$1,076,479	$711,353

Total gross written premiums and premium equivalents for the six months ended June 30, 2021 were $1,076.5 million as compared to $711.4 million in 2020. The growth of $365.1 million, or 51.3%, is driven by a combination of factors including growing our distribution partner network, expanding our admitted and E&S insurance lines, and increasing penetration through our recent warranty acquisitions of Smart AutoCare (January 2020) and Sky Auto (December 2020). Additionally, certain distribution partners were impacted by COVID-19 shutdowns in the second quarter 2020, providing for a more favorable period over period comparison.

For the six months ended June 30, 2021, U.S. Insurance increased by $263.3 million, or 59.9%, driven by growth in commercial, credit, collateral protection and warranty insurance lines. For the six months ended June 30, 2021, U.S. Warranty Solutions increased by $83.6 million, or 33.4%, driven by growth in auto and consumer goods service contracts, including the acquisition of Sky Auto. Europe Warranty Solutions increased by $18.2 million, or 84.3%, driven by growth in auto and consumer goods warranty programs.

The growth in gross written premiums and premium equivalents, combined with higher retention in select products for June 30, 2021, has resulted in an increase of $408.5 million, or 39.6%, in unearned premiums and deferred revenue on the condensed consolidated balance sheets as compared to June 30, 2020. As of June 30, 2021, unearned premiums and deferred revenues were $1,441.1 million, as compared to $1,032.6 million as of June 30, 2020.

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

The combined ratio was 91.8% for the six months ended June 30, 2021, which consisted of an underwriting ratio of 75.5% and an expense ratio of 16.3%, as compared to 92.9%, 75.1% and 17.7%, respectively, for the six months ended June 30, 2020. The improvement in the combined ratio year over year is primarily driven by the continued scalability of our technology and shared service platform, decreasing our expense ratio.

Return on Average Equity

Return on average equity is expressed as the ratio of net income to average stockholders’ equity during the period. Management uses this ratio as a measure of the on-going performance of the totality of the Company’s operations.

Return on average equity was 19.4% for the six months ended June 30, 2021, as compared to (5.9)% for the six months ended June 30, 2020, with the increase in net income and annualized return on average equity driven operationally by revenue growth and an improved combined ratio, in addition to net realized and unrealized gains in the 2021 period compared to net realized and unrealized losses in the 2020 period.

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

The below table shows underwriting and fee revenues and underwriting and fee margin by business mix for the three and six months ended June 30, 2021 and 2020.

	Three Months Ended June 30,
($ in thousands)	Underwriting and Fee Revenues (1)		Underwriting and Fee Margin (1)
	2021	2020	2021	2020
U.S. Insurance	$179,230	$115,460	$34,617	$23,694
U.S. Warranty Solutions	56,015	37,319	21,360	14,491
Europe Warranty Solutions	10,952	4,248	1,484	1,792
Total	$246,197	$157,027	$57,461	$39,977
(1)    See “—Non-GAAP Reconciliations” for a discussion of non-GAAP financial measures.

Underwriting and fee revenues were $246.2 million for the three months ended June 30, 2021 as compared to $157.0 million for the three months ended June 30, 2020. Total underwriting and fee revenues increased $89.2 million, or 56.8%, driven by growth in U.S. Insurance, U.S. Warranty Solutions and Europe Warranty Solutions. The increase in U.S. Insurance was $63.8 million, or 55.2%, driven by growth in commercial, credit and warranty insurance programs. The increase in U.S. Warranty Solutions was $18.7 million, or 50.1%, driven by growth in auto, consumer goods, and premium and warranty finance programs, including the acquisition of Sky Auto. Europe Warranty Solutions increased by $6.7 million, or 157.8%, driven by growth in auto and consumer goods warranty programs.

Underwriting and fee margin was $57.5 million for the three months ended June 30, 2021 as compared to $40.0 million for the three months ended June 30, 2020. Total underwriting and fee margin increased $17.5 million, or 43.7%, driven by growth across U.S. Insurance and U.S. Warranty Solutions. U.S. Insurance underwriting ratio of 80.7% increased by 1.2% driven by change in business mix. U.S. Warranty Solutions underwriting ratio of 61.9% remained stable period over period.

	Six Months Ended June 30,
($ in thousands)	Underwriting and Fee Revenues (1)		Underwriting and Fee Margin (1)
	2021	2020	2021	2020
U.S. Insurance	$329,043	$246,690	$64,807	$50,177
U.S. Warranty Solutions	107,134	74,980	41,998	28,224
Europe Warranty Solutions	20,144	8,812	4,961	3,754
Total	$456,321	$330,482	$111,766	$82,155
(1)    See “—Non-GAAP Reconciliations” for a discussion of non-GAAP financial measures.

Underwriting and fee revenues were $456.3 million for the six months ended June 30, 2021 as compared to $330.5 million for the six months ended June 30, 2020. Total underwriting and fee revenues increased $125.8 million, or 38.1%, driven by growth in U.S. Insurance, U.S. Warranty Solutions and Europe Warranty Solutions. The increase in U.S. Insurance was $82.4 million, or 33.4%, driven by growth in commercial, credit and warranty insurance programs. The increase in U.S. Warranty Solutions was $32.2 million, or 42.9%, driven by growth in auto, consumer goods, and premium and warranty finance programs, including the Sky Auto acquisition. Europe Warranty Solutions increased by $11.3 million, or 128.6%, driven by growth in auto and consumer goods warranty programs.

Underwriting and fee margin was $111.8 million for the six months ended June 30, 2021 as compared to $82.2 million for the six months ended June 30, 2020. Total underwriting and fee margin increased $29.6 million, or 36.0%, driven by growth across all business lines. U.S. Insurance underwriting ratio of 80.3% increased by 0.6% driven by change in mix of business. U.S. Warranty Solutions underwriting ratio of 60.8% decreased by 1.6% driven by the impact to margin from our acquisition of Sky Auto. Europe Warranty Solutions underwriting ratio of 75.4% increased by 18.0% as the growing book of business normalized.

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

For the three months ended June 30, 2021, adjusted net income and adjusted return on average equity were $14.1 million and 20.1%, respectively, as compared to $9.0 million and 12.9%, respectively, for the three months ended June 30, 2020. The improvement in both metrics was driven by the growth in underwriting and fee revenues.

For the six months ended June 30, 2021, adjusted net income and adjusted return on average equity were $26.9 million and 18.3%, respectively, as compared to $17.7 million and 12.8%, respectively, for the six months ended June 30, 2020. The improvement in both metrics was driven by the growth in underwriting and fee revenues in addition to a 1.1 percentage point improvement in the combined ratio.

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

For the three months ended June 30, 2021, net investment income was $3.2 million as compared to $2.3 million in the prior year period, driven by growth in investments. Net realized and unrealized gains were $2.8 million, a decrease of $2.8 million, driven by reduced realized and unrealized gains on equity securities in the 2021 period as compared to the 2020 period.

For the six months ended June 30, 2021, net investment income was $6.0 million as compared to $5.8 million in the prior year period, driven by growth in investments, partially offset by lower interest rates. Net realized and unrealized gains were $12.5 million, an increase of $40.5 million, driven by realized and unrealized gains on equity securities in the 2021 period, as compared to losses on equity securities and other investments in the 2020 period.

Tiptree Capital

Tiptree Capital consists of our Mortgage segment, which includes the operating results of Reliance, our mortgage business, and Tiptree Capital - Other, which consists of our other non-insurance operating businesses and investments. As of June 30, 2021, Tiptree Capital - Other includes our Invesque shares, maritime transportation operations, and the mortgage operations of Luxury, which is classified as held for sale on our balance sheet.

Mortgage

Through our Mortgage operating subsidiary, Reliance, we originate, sell, securitize and service one-to-four-family, residential mortgage loans, comprised of conforming mortgage loans, Federal Housing Administration (“FHA”), Veterans Administration (“VA”), United States Department of Agriculture (“USDA”), and to a lesser extent, non-agency jumbo prime.

We are an approved seller/servicer for Federal National Mortgage Association (“Fannie Mae”) and Federal Home Loan Mortgage Corporation (“Freddie Mac”). The Company is also an approved issuer and servicer for Government National Mortgage Association (“GNMA” or “Ginnie Mae”). The Company originates residential mortgage loans through its retail distribution channel (directly to consumers) in 37 states as of the year ended December 31, 2020.

The following tables present the Mortgage segment results for the three and six months ended June 30, 2021 and 2020.

Results of Operations

($ in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenues:
Net realized and unrealized gains (losses)	$20,726	$25,129	$50,803	$37,843
Other revenue	4,546	3,683	8,963	7,189
Total revenues	$25,272	$28,812	$59,766	$45,032
Expenses:
Employee compensation and benefits	$13,125	$15,847	$28,467	$27,347
Interest expense	263	217	561	640
Depreciation and amortization	227	241	452	476
Other expenses	5,882	5,102	11,434	10,254
Total expenses	$19,497	$21,407	$40,914	$38,717
Income (loss) before taxes	$5,775	$7,405	$18,852	$6,315

Key Performance Metrics:
Return on average equity	24.4%	61.8%	42.8%	27.5%

Non-GAAP Financial Measures (1):
Adjusted net income	$4,059	$7,427	$11,524	$7,623
Adjusted return on average equity	22.4%	81.1%	34.3%	41.3%
(1)    See “Non-GAAP Reconciliations” for a discussion of non-GAAP financial measures.

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

Revenues - Three and Six Months Ended June 30, 2021 compared to 2020

For the three months ended June 30, 2021, we funded $375.9 million of loans, compared to $433.5 million for 2020, a decrease of $57.5 million, or 13.3%. The decrease in origination volumes is primarily attributed to higher interest rates in the three months ended June 30, 2021 compared to 2020. Gain on sale margins decreased to 5.6% for the three months ended June 30, 2021, down approximately 130 basis points from 6.9% for the three months ended June 30, 2020. Net realized and unrealized gains (losses) for the three months ended June 30, 2021 were $20.7 million, compared to $25.1 million for 2020, a decrease of $4.4 million or 17.5%. The primary drivers of the decreased gains on sale revenues were decreases in origination volumes and gains on sale margins, relative to the second quarter of 2020, partially offset by positive fair value adjustments in our mortgage servicing rights of $0.6 million as interest rates increased in the second quarter 2021. Other revenue for the three months ended June 30, 2021 was $4.5 million, compared to $3.7 million for 2020, an increase of $0.9 million or 23.4% driven by increased servicing fees associated with increased loans serviced.

For the six months ended June 30, 2021, we funded $795.8 million of loans, compared to $746.2 million for 2020, an increase of $49.6 million, or 6.6%. The increase in origination volumes is primarily attributed to the lower interest rate environment and rising home prices in the six months ended June 30, 2021 compared to 2020. Gain on sale margins also increased to 5.8% for the six months ended June 30, 2021, up approximately 10 basis points from 5.7% for the six months ended June 30, 2020. Net realized and unrealized gains (losses) for the six months ended June 30, 2021 were $50.8 million, compared to $37.8 million for 2020, an increase of $13.0 million or 34.2%. The primary drivers of increased gain on sale revenues were increases in origination volumes and gains on sale margins versus the first half of 2020, in addition to positive fair value adjustments in our mortgage servicing rights of $4.0 million as interest rates increased from year-end 2020. Other revenue for the six months ended June 30, 2021 was $9.0 million, compared to $7.2 million for 2020, an increase of $1.8 million or 24.7% driven by increased loan origination volumes as compared to the first half of 2020 and higher servicing fees from an increase in loans serviced.

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

Expenses - Three and Six Months Ended June 30, 2021 compared to 2020

For the three months ended June 30, 2021, employee compensation and benefits was $13.1 million, compared to $15.8 million in 2020, a decrease of $2.7 million or 17.2%. This decrease was driven primarily by reduced commissions on lower origination volumes, in addition to decreased incentive compensation. For the three months ended June 30, 2021, interest expense was $0.3 million compared to $0.2 million in 2020. For the three months ended June 30, 2021 and 2020, depreciation and amortization expense was $0.2 million. For the three months ended June 30, 2021, other expenses were $5.9 million compared to $5.1 million in 2020, with the $0.8 million increase driven by increased loan origination expenses, including marketing costs.

For the six months ended June 30, 2021, employee compensation and benefits was $28.5 million, compared to $27.3 million in 2020, an increase of $1.1 million or 4.1%. This increase was driven primarily by increased commissions on higher origination volumes. For the six months ended June 30, 2021 and 2020, interest expense was $0.6 million. For the six months ended June 30, 2021 and 2020, depreciation and amortization expense was 0.5 million. For the six months ended June 30, 2021, other expenses were $11.4 million compared to $10.3 million in 2020 with the $1.1 million increase driven by increased loan origination expenses, including marketing costs.

Income (loss) before taxes

Income before taxes for the three months ended June 30, 2021 was $5.8 million, compared to income before taxes of $7.4 million in 2020. The primary driver of the decline was lower volume and gain on sale margins as compared to the 2020 period.

Income before taxes for the six months ended June 30, 2021 was $18.9 million, compared to income before taxes of $6.3 million in 2020. The primary driver of the increase was the higher volume and gain on sale margins, in addition to positive fair value adjustments on the mortgage servicing rights asset, as compared to the six month 2020 period.

Tiptree Capital - Other

The following tables present a summary of Tiptree Capital - Other results for the three and six months ended June 30, 2021 and 2020.

Results of Operations

	Three Months Ended June 30,
($ in thousands)	Total revenue		Income (loss) before taxes
	2021	2020	2021	2020
Senior living (Invesque)	$142	$(9,833)	$142	$(9,833)
Maritime transportation	7,918	4,455	1,994	(263)
Other (1)	14,100	10,806	484	908
Total	$22,160	$5,428	$2,620	$(9,188)

	Six Months Ended June 30,
($ in thousands)	Total revenue		Income (loss) before taxes
	2021	2020	2021	2020
Senior living (Invesque)	$13,908	$(55,851)	$13,908	$(55,851)
Maritime transportation	13,617	11,701	2,507	903
Other (1)	32,266	19,689	1,199	519
Total	$59,791	$(24,461)	$17,614	$(54,429)
(1)    Includes our held for sale mortgage originator (Luxury), asset management, and certain intercompany elimination transactions.

Revenues

Tiptree Capital - Other earns revenues from the following sources: net interest income; revenues on our held for sale mortgage originator; realized and unrealized gains and losses on the Company’s investment holdings (primarily Invesque); and charter revenue from vessels within our maritime transportation operations.

Revenues for the three months ended June 30, 2021 were $22.2 million compared to revenues of $5.4 million for 2020. The primary driver of the change in revenues was unrealized gains on Invesque in the 2021 period compared to unrealized losses in the 2020 period, increased dry-bulk charter rates earned by our maritime transportation business, and growth in mortgage gain on sale revenues in our held for sale mortgage originator.

Revenues for the six months ended June 30, 2021 were $59.8 million compared to negative revenues of $24.5 million for 2020. The primary driver of the change in revenues for the six months ended June 30, 2021 was unrealized gains on Invesque in the 2021 period compared to unrealized losses in the 2020 period, partially offset by the suspension of its monthly dividend payment in April 2020, increased dry-bulk charter rates earned by our maritime transportation business, and growth in mortgage gain on sale revenues in our held for sale mortgage originator.

Income (loss) before taxes

For the three months ended June 30, 2021, the income before taxes from Tiptree Capital - Other was $2.6 million, compared to a loss before taxes of $9.2 million in 2020. The primary driver of the increase was unrealized gains in the 2021 period compared to losses in the 2020 period on our investment in Invesque. Additionally, our maritime transportation business earned higher income before taxes in 2021 than in 2020 due primarily to increased revenues from higher dry-bulk charter rates.

The income before taxes from Tiptree Capital - Other for the six months ended June 30, 2021 was $17.6 million, compared to a loss before taxes of $54.4 million in 2020. The primary driver of the increase was unrealized gains in the 2021 period compared to losses in the 2020 period on our investment in Invesque, in addition to increased income before taxes in our maritime transportation business due to a rise in dry-bulk charter rates.

Adjusted net income - Non-GAAP(1)

($ in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Senior living (Invesque)	$—	$1	$—	$2,001
Maritime transportation	2,050	(256)	2,571	1,061
Other	14	34	60	8
Total	$2,064	$(221)	$2,631	$3,070
(1)    See “—Non-GAAP Reconciliations” for a discussion of non-GAAP financial measures.

Adjusted net income decreased to $2.6 million for the six months ended June 30, 2021 compared to $3.1 million in 2020. The key drivers of the decrease were the dividend income on our investment in Invesque which was discontinued in April 2020, partially offset by improvement in our maritime transportation business from higher dry-bulk charter rates.

Corporate
The following table presents a summary of corporate results for the three and six months ended June 30, 2021 and 2020.

Results of Operations

($ in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Employee compensation and benefits	$1,769	$1,711	$3,836	$3,857
Employee incentive compensation expense	2,372	1,004	5,925	2,371
Interest expense	2,558	2,688	5,122	4,681
Depreciation and amortization	201	200	399	400
Other expenses	4,724	2,269	6,549	4,865
Total expenses	$11,624	$7,872	$21,831	$16,174
Corporate expenses include expenses of the holding company for interest expense, employee compensation and benefits, and public company and other expenses. Corporate employee compensation and benefits includes the expense of management, legal and accounting staff. Other expenses primarily consisted of audit and professional fees, insurance, office rent and other related expenses.

Employee compensation and benefits, including incentive compensation expense, was $9.8 million for the six months ended June 30, 2021 compared to $6.2 million for 2020, driven by an increase in performance related employee incentive compensation. Interest expense for the six months ended June 30, 2021 was $5.1 million, up from $4.7 million in 2020, driven by a higher average outstanding balance during the 2021 periods associated with our increased borrowing in February 2020. As of June 30, 2021, the outstanding borrowing was $117.2 million compared to $120.3 million at December 31, 2020. Other expenses of $6.5 million increased by $1.7 million from the six months ended June 30, 2020 driven by $2.2 million of non-recurring professional and legal fees associated with preparation of the registration statement for the potential Fortegra initial public offering in 2021 (which registration statement has been withdrawn), compared to $0.4 million of non-recurring debt extinguishment fees associated with the refinancing of our corporate credit facility in the prior year.

Provision for Income Taxes

The total income tax expense of $2.4 million for the three months ended June 30, 2021, and the total income tax benefit of $0.01 million for the three months ended June 30, 2020 are reflected as components of net income (loss). For the three months ended June 30, 2021, the Company’s effective tax rate was equal to 21.2%. The effective rate for the three months ended June 30, 2021 was higher than the U.S. federal statutory income tax rate of 21.0%, primarily from the impact of state taxes, partially offset by the effect of foreign operations and discrete items. For the three months ended June 30, 2020, the Company’s effective tax rate was equal to (0.1)%. The effective rate for the three months ended June 30, 2020 was lower than the U.S. federal statutory income tax rate of 21.0% due to the effect of discrete items, including expected refunds arising from the CARES Act.

The total income tax expense of $11.2 million for the six months ended June 30, 2021, and the total income tax benefit of $21.2 million for the six months ended June 30, 2020 are reflected as components of net income (loss). For the six months ended June 30, 2021, the Company’s effective tax rate was equal to 22.0%. The effective rate for the six months ended June 30, 2021 was higher than the U.S. federal statutory income tax rate of 21.0%, primarily from the impact of state taxes, partially offset by the effect of foreign operations and discrete items. For the six months ended June 30, 2020, the Company’s effective tax rate was equal to 27.4%. The effective rate for the six months ended June 30, 2020 was higher than the U.S. federal statutory income tax rate of 21.0%, primarily from the impact of state taxes and other discrete items.

Balance Sheet Information

Tiptree’s total assets were $3,211.6 million as of June 30, 2021, compared to $2,995.8 million as of December 31, 2020. The $215.8 million increase in assets is primarily attributable to the growth in our Insurance segment.

Total stockholders’ equity was $405.0 million as of June 30, 2021, compared to $373.5 million as of December 31, 2020, primarily driven by net income for six months ended June 30, 2021, partially offset by stock repurchases and dividends. As of June 30, 2021, there were 33,395,395 shares of common stock outstanding as compared to 32,682,462 as of December 31, 2020.

The following table is a summary of certain balance sheet information:

	As of June 30, 2021
		Tiptree Capital
($ in thousands)	Insurance	Mortgage	Other	Corporate	Total
Total assets	$2,670,102	$239,972	$275,304	$26,179	$3,211,557

Corporate debt	$160,000	$—	$—	$117,188	$277,188
Asset based debt	27,870	74,479	14,700	—	117,049

Tiptree Inc. stockholders’ equity	$277,891	$70,411	$119,102	$(80,386)	$387,018
Non-controlling interests - Other	10,130	3,715	2,239	1,947	18,031
Total stockholders’ equity	$288,021	$74,126	$121,341	$(78,439)	$405,049

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

($ in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Total revenues	$252,255	$164,954	$474,818	$308,294
Less: Net investment income	(3,234)	(2,292)	(6,001)	(5,780)
Less: Net realized and unrealized gains (losses)	(2,824)	(5,635)	(12,496)	27,968
Underwriting and fee revenues	$246,197	$157,027	$456,321	$330,482

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

($ in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Income (loss) before income taxes	$14,704	$14,088	$36,232	$(13,029)
Less: Net investment income	(3,234)	(2,292)	(6,001)	(5,780)
Less: Net realized and unrealized gains (losses)	(2,824)	(5,635)	(12,496)	27,968
Plus: Depreciation and amortization	4,407	2,630	8,598	4,900
Plus: Interest expense	4,525	3,582	8,829	7,230
Plus: Employee compensation and benefits	18,392	14,916	37,481	31,958
Plus: Other expenses	21,491	12,688	39,123	28,908
Underwriting and fee margin	$57,461	$39,977	$111,766	$82,155

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

	Three Months Ended June 30, 2021
		Tiptree Capital
($ in thousands)	Insurance	Mortgage	Other	Corporate	Total
Income (loss) before taxes	$14,704	$5,775	$2,620	$(11,624)	$11,475
Less: Income tax (benefit) expense	(3,334)	(1,366)	(34)	2,307	(2,427)
Less: Net realized and unrealized gains (losses)(1)	(2,808)	(600)	(142)	—	(3,550)
Plus: Intangibles amortization (2)	3,835	—	—	—	3,835
Plus: Stock-based compensation expense	500	166	4	479	1,149
Plus: Non-recurring expenses	1,834	—	281	2,171	4,286
Plus: Non-cash fair value adjustments	—	—	(695)	—	(695)
Less: Tax on adjustments	(640)	84	30	(422)	(948)
Adjusted net income	$14,091	$4,059	$2,064	$(7,089)	$13,125

Adjusted net income	$14,091	$4,059	$2,064	$(7,089)	$13,125
Average stockholders’ equity	$281,041	$72,364	$121,129	$(73,310)	$401,223
Adjusted return on average equity	20.1%	22.4%	6.8%	NM%	13.1%

	Three Months Ended June 30, 2020
		Tiptree Capital
($ in thousands)	Insurance	Mortgage	Other	Corporate	Total
Income (loss) before taxes	$14,088	$7,405	$(9,188)	$(7,871)	$4,434
Less: Income tax (benefit) expense	(2,785)	(1,746)	2,059	2,477	5
Less: Net realized and unrealized gains (losses)(1)	(5,635)	1,471	9,841	—	5,677
Plus: Intangibles amortization (2)	2,534	—	—	—	2,534
Plus: Stock-based compensation expense	492	896	7	657	2,052
Plus: Non-recurring expenses	44	—	—	41	85
Plus: Non-cash fair value adjustments	—	—	(871)	—	(871)
Less: Tax on adjustments	250	(599)	(2,069)	(972)	(3,390)
Adjusted net income	$8,988	$7,427	$(221)	$(5,668)	$10,526

Adjusted net income	$8,988	$7,427	$(221)	$(5,668)	$10,526
Average stockholders’ equity	$279,013	$36,646	$119,506	$(89,402)	$345,763
Adjusted return on average equity	12.9%	81.1%	(0.7)%	NM%	12.2%

Notes
(1)	Results for the three months ended June 30, 2021 included $16 of incentive fees paid with respect to specific unrealized and realized gains that are added-back to Adjusted net income.
(2)	Specifically associated with acquisition purchase accounting. See Note (3) Acquisitions.

	Six Months Ended June 30, 2021
		Tiptree Capital
($ in thousands)	Insurance	Mortgage	Other	Corporate	Total
Income (loss) before taxes	$36,232	$18,852	$17,614	$(21,831)	$50,867
Less: Income tax (benefit) expense	(7,763)	(4,462)	(2,941)	3,987	(11,179)
Less: Net realized and unrealized gains (losses)(1)	(12,432)	(4,020)	(13,908)	—	(30,360)
Plus: Intangibles amortization (2)	7,669	—	—	—	7,669
Plus: Stock-based compensation expense	872	331	12	999	2,214
Plus: Non-recurring expenses	2,104	—	281	2,171	4,556
Plus: Non-cash fair value adjustments	—	—	(1,352)	—	(1,352)
Less: Tax on adjustments	185	823	2,925	(68)	3,865
Adjusted net income	$26,867	$11,524	$2,631	$(14,742)	$26,280

Adjusted net income	$26,867	$11,524	$2,631	$(14,742)	$26,280
Average stockholders’ equity	$292,865	$67,292	$113,430	$(84,295)	$389,292
Adjusted return on average equity	18.3%	34.3%	4.6%	NM%	13.5%

	Six Months Ended June 30, 2020
		Tiptree Capital
($ in thousands)	Insurance	Mortgage	Other	Corporate	Total
Income (loss) before taxes	$(13,029)	$6,315	$(54,429)	$(16,174)	$(77,317)
Less: Income tax (benefit) expense	4,878	(1,231)	11,731	5,808	21,186
Less: Net realized and unrealized gains (losses)	27,968	2,819	58,396	—	89,183
Plus: Intangibles amortization (2)	4,702	—	—	—	4,702
Plus: Stock-based compensation expense	843	896	158	1,826	3,723
Plus: Non-recurring expenses	2,239	—	—	446	2,685
Plus: Non-cash fair value adjustments	—	—	(520)	—	(520)
Less: Tax on adjustments	(9,877)	(1,176)	(12,266)	(2,890)	(26,209)
Adjusted net income	$17,724	$7,623	$3,070	$(10,984)	$17,433

Adjusted net income	$17,724	$7,623	$3,070	$(10,984)	$17,433
Average stockholders’ equity	277,900	36,934	143,720	(79,252)	379,302
Adjusted return on average equity	12.8%	41.3%	4.3%	NM%	9.2%
___________________________
The footnotes below correspond to the tables above, under “—Adjusted Net Income - Non-GAAP and “—Adjusted Return on Average Equity - Non-GAAP”.

Notes
(1)	Results for the six months ended June 30, 2021 included $64 of incentive fees paid with respect to specific unrealized and realized gains that are added-back to Adjusted net income.
(2)	Specifically associated with acquisition purchase accounting. See Note (3) Acquisitions.

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

($ in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net income (loss) attributable to common stockholders	$7,969	$3,816	$36,550	$(56,191)
Add: net (loss) income attributable to non-controlling interests	1,079	623	3,138	60
Income (loss) from continuing operations	$9,048	$4,439	$39,688	$(56,131)
Corporate debt related interest expense(1)	6,300	5,903	12,364	11,168
Consolidated provision (benefit) for income taxes	2,427	(5)	11,179	(21,186)
Depreciation and amortization	6,208	4,371	12,142	8,234

($ in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Non-cash fair value adjustments(2)	(1,836)	(2,191)	(3,816)	(2,971)
Non-recurring expenses(3)	4,286	(5)	4,556	2,514
Unrealized gains (losses) on AFS securities	122	4,911	(3,875)	5,266
Adjusted EBITDA	$26,555	$17,423	$72,238	$(53,106)
_______________________________

Notes
(1)
Corporate debt interest expense includes interest expense from secured corporate credit agreements, junior subordinated notes and preferred trust securities. Interest expense associated with asset-specific debt is not added-back for Adjusted EBITDA.

(2)	For our maritime transportation operations, depreciation and amortization is deducted as a reduction in the value of the vessel.
(3)	Acquisition, start-up and disposition costs, including debt extinguishment, legal, taxes, banker fees and other costs.

Book Value per share - Non-GAAP

Management believes the use of this financial measure provides supplemental information useful to investors as book value is frequently used by the financial community to analyze company growth on a relative per share basis. The following table provides a reconciliation between total stockholders’ equity and total shares outstanding, net of treasury shares.

($ in thousands, except per share information)	As of June 30,
	2021	2020
Total stockholders’ equity	$405,049	$347,189
Less: Non-controlling interests	18,031	11,368
Total stockholders’ equity, net of non-controlling interests	$387,018	$335,821

Total common shares outstanding	33,395	33,676

Book value per share	$11.59	$9.97

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

As of June 30, 2021, cash and cash equivalents, excluding restricted cash, were $141.7 million, compared to $136.9 million at December 31, 2020, a decrease of $4.7 million primarily as a result of additional invested assets at Fortegra.

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

Corporate Debt

($ in thousands)	Corporate Debt Outstanding as of June 30,		Interest Expense for the three months ended June 30,		Interest Expense for the six months ended June 30,
	2021	2020	2021	2020	2021	2020
Insurance	$160,000	$177,635	$3,742	$3,215	$7,242	$6,487
Corporate	117,188	121,108	2,559	2,687	5,122	4,681
Total	$277,188	$298,743	$6,301	$5,902	$12,364	$11,168

As of June 30, 2021, our $117.2 million credit facility with Fortress carries a rate of LIBOR (with a minimum LIBOR rate of 1.0%), plus a margin of 6.75% per annum. We are required to make quarterly principal payments of approximately $1.56 million. See Note (11) Debt, net in the notes to condensed consolidated financial statements for details.

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

Consolidated Comparison of Cash Flows

($ in thousands)	Six Months Ended June 30,
Total cash provided by (used in):	2021	2020
Net cash (used in) provided by:
Operating activities	$145,603	$60,315
Investing activities	(125,874)	(36,069)
Financing activities	(35,032)	(13,759)
Net increase (decrease) in cash, cash equivalents and restricted cash	$(15,303)	$10,487
Operating Activities

Cash provided by operating activities was $145.6 million for the six months ended June 30, 2021. In 2021, the primary sources of cash from operating activities included consolidated net income (excluding unrealized gains and losses), proceeds from mortgage loans outpacing originations and growth in unearned premiums and net deferred revenues, partially offset by increases in deferred acquisition costs and other assets in addition to decreases in other liabilities and accrued expenses.

Cash provided by operating activities was $60.3 million for the six months ended June 30, 2020. In 2020, the primary sources of cash from operating activities included proceeds from mortgage loans outpacing originations, offset by increases in notes and accounts receivable and decreases in unearned premiums from our insurance operations.

Investing Activities

Cash used in investing activities was $125.9 million for the six months ended June 30, 2021. In 2021, the primary use of cash from investing activities was the purchase of investments outpacing proceeds from the sales of investments in our insurance investment portfolio, and the issuance of notes receivable outpacing proceeds.

Cash used in investing activities was $36.1 million for the year ended six months ended June 30, 2020. In 2020, the primary use of cash from investing activities was the purchase of investments outpacing proceeds from the sales of investments in our insurance investment portfolio and the issuance of notes receivables outpacing proceeds. This was partially offset by proceeds received in connection with the acquisition of Smart AutoCare.

Financing Activities

Cash used in financing activities was $35.0 million for the six months ended June 30, 2021. In 2021, the primary use of cash from financing activities was the repurchase of $2.9 million of the Company’s common stock, repurchase of $1.1 million of vested subsidiary awards, the payment of $2.7 million in dividends and principal repayments in excess of proceeds from borrowings in our mortgage operations.

Cash provided by financing activities was $13.8 million for the six months ended June 30, 2020. In 2020, our new borrowings from various debt arrangements exceeded our principal paydowns, primarily due to increased borrowings on our secured term credit agreement and our secured corporate revolving credit agreement in our insurance operations, offset by decreased borrowings on our mortgage warehouse facilities. Net cash provided by increased borrowings under our debt facilities was offset by the repurchase of $8.5 million of the Company’s common stock and the payment of $2.8 million in dividends.

Contractual Obligations

The table below summarizes consolidated contractual obligations by period for payments that are due as of June 30, 2021:

($ in thousands)	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
Corporate debt, including interest (1)	$28,027	$54,602	$33,098	$200,615	$316,342
Asset based debt	42,783	66,964	8,299	—	118,046
Total debt (2)	$70,810	$121,566	$41,397	$200,615	$434,388
Operating lease obligations (3)	8,736	13,684	11,052	15,294	48,766
Total	$79,546	$135,250	$52,449	$215,909	$483,154
(1)    Estimated interest obligation calculated for corporate debt as the outstanding borrowing balance is fixed. The Company has an option to redeem junior subordinated notes 10 years from the issue date.
(2)    See Note (11) Debt, net, in the accompanying condensed consolidated financial statements for additional information.
(3)    Minimum rental obligation for office leases. The total rent expense for the six months ended June 30, 2021 and 2020 was $4.4 million and $4.2 million, respectively.

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

Further disclosure on our off-balance sheet arrangements as of June 30, 2021 is presented in the “Notes to Condensed Consolidated Financial Statements” in “Part I. Item 1. Notes to Condensed Consolidated Financial Statements” of this filing as follows:

•Note (10) Derivative Financial Instruments and Hedging
•Note (21) Commitments and Contingencies

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 described our Quantitative and Qualitative Disclosures About Market Risk. There were no material changes to the assumptions or risks during the six months ended June 30, 2021.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Share repurchase activity for the three months ended June 30, 2021 was as follows:

Period	Purchaser	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs(1)
April 1, 2021 to April 30, 2021	Tiptree Inc.	—	$—	—
May 1, 2021 to May 31, 2021	Tiptree Inc.	—	$—	—
June 1, 2021 to June 30, 2021: Open Market Purchases	Tiptree Inc.	40,000	$10.76	40,000
	Total	40,000	$10.76	40,000	$13,669

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

Tiptree Inc.

Date:	August 4, 2021	By:/s/ Michael Barnes
Michael Barnes
Executive Chairman

Date:	August 4, 2021	By:/s/ Jonathan Ilany
Jonathan Ilany
Chief Executive Officer

Date:	August 4, 2021	By:/s/ Sandra Bell
Sandra Bell
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
10.1	Investment Advisory Agreement by and among Tiptree Inc., The Fortegra Group, LLC and subsidiaries and Corvid Peak Capital Management, LLC effective as of May 3, 2021 and July 1, 2021.
31.1	Certification of Executive Chairman pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.3	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification of Executive Chairman pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
32.2	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
32.3	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
104	Cover page from Tiptree’s Form 10-Q for the quarter ended June 30, 2021 formatted in iXBRL (included in Exhibit 101).

*     Attached as Exhibit 101 to this Quarterly Report on Form 10-Q are the following materials, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets as of June 30, 2021 and December 31, 2020, (ii) the Condensed Consolidated Statements of Operations for the six months ended June 30, 2021 and 2020, (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss) for the six months ended June 30, 2021 and 2020, (iv) the Condensed Consolidated Statements of Changes in Stockholders’ Equity for the six months ended June 30, 2021 and 2020, (v) the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2021 and 2020 and (vi) the Notes to the Condensed Consolidated Financial Statements.