Form 10-Q
period 2021-09-30
TIPTREE INC.
filed 2021-11-03
CIK 1393726

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly period ended September 30, 2021
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

As of November 1, 2021, there were 33,900,272 shares, par value $0.001, of the registrant’s common stock outstanding.

Tiptree Inc.
Quarterly Report on Form 10-Q
September 30, 2021

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
“Corvid Peak” means collectively: Corvid Peak Holdings, L.P., Corvid Peak Capital Management, LLC, Corvid Peak GP Holdings, LLC and Corvid Peak Holdings GP, LLC
“EBITDA” means earnings before interest, taxes, depreciation and amortization.
“Exchange Act” means the Securities Exchange Act of 1934, as amended.
“Fortress” means Fortress Credit Corp., as administrative agent, collateral agent and lead arranger, and affiliates of Fortress that are lenders under the Credit Agreement among the Company, Fortress and the lenders party thereto.
“Fortegra” or “The Fortegra Group” means The Fortegra Group, LLC.
“Fortegra Warranty” means Fortegra Warranty Holdings, LLC.
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
“Tiptree Holdings” means Tiptree Holdings LLC.
“Transition Services Agreement” means the Amended and Restated Transition Services Agreement between Corvid Peak and Tiptree Inc., effective as of January 1, 2019.

TIPTREE INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (Unaudited)
(in thousands, except share data)

	As of
	September 30, 2021	December 31, 2020
Assets:
Investments:
Available for sale securities, at fair value, net of allowance for credit losses	$541,121	$377,133
Loans, at fair value	89,326	90,732
Equity securities	139,418	123,838
Other investments	168,829	219,701
Total investments	938,694	811,404
Cash and cash equivalents	150,496	136,920
Restricted cash	21,588	58,355
Notes and accounts receivable, net	443,150	370,452
Reinsurance receivables	827,199	728,009
Deferred acquisition costs	352,940	229,430
Goodwill	179,103	179,236
Intangible assets, net	126,649	138,215
Other assets	152,938	162,034
Assets held for sale	185,595	181,705
Total assets	$3,378,352	$2,995,760

Liabilities and Stockholders’ Equity
Liabilities:
Debt, net	$374,842	$366,246
Unearned premiums	1,053,120	860,690
Policy liabilities and unpaid claims	313,614	233,438
Deferred revenue	511,273	399,211
Reinsurance payable	239,499	224,660
Other liabilities and accrued expenses	305,519	362,865
Liabilities held for sale	178,343	175,112
Total liabilities	$2,976,210	$2,622,222

Stockholders’ Equity:
Preferred stock: $0.001 par value, 100,000,000 shares authorized, none issued or outstanding	$—	$—
Common stock: $0.001 par value, 200,000,000 shares authorized, 33,888,810 and 32,682,462 shares issued and outstanding, respectively	34	33
Additional paid-in capital	314,060	315,014
Accumulated other comprehensive income (loss), net of tax	1,157	5,674
Retained earnings	69,961	35,423
Total Tiptree Inc. stockholders’ equity	385,212	356,144
Non-controlling interests	16,930	17,394
Total stockholders’ equity	402,142	373,538
Total liabilities and stockholders’ equity	$3,378,352	$2,995,760

See accompanying notes to condensed consolidated financial statements.

TIPTREE INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations (Unaudited)
(in thousands, except share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenues:
Earned premiums, net	$175,026	$116,418	$498,903	$344,994
Service and administrative fees	69,664	47,701	191,414	134,290
Ceding commissions	2,722	5,157	8,827	16,217
Net investment income	3,330	3,023	9,331	8,803
Net realized and unrealized gains (losses)	14,805	38,959	120,268	6,628
Other revenue	21,058	12,783	52,237	41,974
Total revenues	286,605	224,041	880,980	552,906
Expenses:
Policy and contract benefits	80,831	57,738	237,198	167,761
Commission expense	104,392	68,868	292,580	207,172
Employee compensation and benefits	48,643	45,715	147,260	124,894
Interest expense	8,657	8,321	26,890	23,518
Depreciation and amortization	6,119	4,010	18,261	12,244
Other expenses	34,379	25,492	104,340	80,737
Total expenses	283,021	210,144	826,529	616,326
Income (loss) before taxes	3,584	13,897	54,451	(63,420)
Less: provision (benefit) for income taxes	237	(844)	11,416	(22,030)
Net income (loss)	3,347	14,741	43,035	(41,390)
Less: net income (loss) attributable to non-controlling interests	1,339	1,978	4,477	2,038
Net income (loss) attributable to common stockholders	$2,008	$12,763	$38,558	$(43,428)

Net income (loss) per common share:
Basic earnings per share	$0.06	$0.37	$1.15	$(1.27)
Diluted earnings per share	$0.06	$0.35	$1.11	$(1.27)

Weighted average number of common shares:
Basic	33,558,106	33,684,301	32,963,451	34,076,837
Diluted	34,132,182	33,684,301	35,025,211	34,076,837

Dividends declared per common share	$0.04	$0.04	$0.12	$0.12

See accompanying notes to condensed consolidated financial statements.

TIPTREE INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net income (loss)	$3,347	$14,741	43,035	(41,390)

Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on available for sale securities:
Unrealized holding gains (losses) arising during the period	(1,674)	(95)	(5,229)	5,262
Related (provision) benefit for income taxes	370	25	1,175	(1,154)
Reclassification of (gains) losses included in net income (loss)	(296)	(115)	(616)	(211)
Related (provision) benefit for income taxes	62	20	135	46
Unrealized gains (losses) on available for sale securities, net of tax	(1,538)	(165)	(4,535)	3,943

Other comprehensive income (loss), net of tax	(1,538)	(165)	(4,535)	3,943
Comprehensive income (loss)	1,809	14,576	38,500	(37,447)
Less: comprehensive income (loss) attributable to non-controlling interests	1,333	1,978	4,459	2,059
Comprehensive income (loss) attributable to common stockholders	$476	$12,598	$34,041	$(39,506)

See accompanying notes to condensed consolidated financial statements.

TIPTREE INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)
(in thousands, except shares)

	Common stock
	Number of shares	Par value	Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings	Total Tiptree Inc. stockholders’ equity	Non-controlling interests	Total stockholders' equity
Balance at December 31, 2020	32,682,462	$33	$315,014	$5,674	$35,423	$356,144	$17,394	$373,538
Amortization of share-based incentive compensation	—	—	1,759	—	—	1,759	1,263	3,022
Vesting of share-based incentive compensation	369,556	—	184	—	—	184	(4,816)	(4,632)
Shares issued in exchange for vested subsidiary awards (1)	1,158,009	2	657	—	—	659	(709)	(50)
Shares purchased under stock purchase plan	(528,662)	(1)	(2,881)	—	—	(2,882)	—	(2,882)
Shares issued upon exercise of warrants	207,445	—	—	—	—	—	—	—
Repurchase of vested subsidiary awards	—	—	(770)	—	—	(770)	(309)	(1,079)
Non-controlling interest contributions	—	—	—	—	—	—	100	100
Non-controlling interest distributions	—	—	—	—	—	—	(355)	(355)
Net change in non-controlling interest	—	—	97	—	—	97	(97)	—
Dividends declared	—	—	—	—	(4,020)	(4,020)	—	(4,020)
Other comprehensive income (loss), net of tax	—	—	—	(4,517)	—	(4,517)	(18)	(4,535)
Net income (loss)	—	—	—	—	38,558	38,558	4,477	43,035
Balance at September 30, 2021	33,888,810	$34	$314,060	$1,157	$69,961	$385,212	$16,930	$402,142

Balance at June 30, 2021	33,395,395	$33	$314,983	$2,689	$69,313	$387,018	$18,031	$405,049
Amortization of share-based incentive compensation	—	—	570	—	—	570	481	1,051
Vesting of share-based incentive compensation	11,586	—	103	—	—	103	(4,132)	(4,029)
Shares issued in exchange for vested subsidiary awards	481,829	1	(1,634)	—	—	(1,633)	1,633	—
Repurchase of vested subsidiary awards	—	—	10	—	—	10	(33)	(23)
Non-controlling interest distributions	—	—	—	—	—	—	(355)	(355)
Net change in non-controlling interests	—	—	28	—	—	28	(28)	—
Dividends declared	—	—	—	—	(1,360)	(1,360)	—	(1,360)
Other comprehensive income (loss), net of tax	—	—	—	(1,532)	—	(1,532)	(6)	(1,538)
Net income (loss)	—	—	—	—	2,008	2,008	1,339	3,347
Balance at September 30, 2021	33,888,810	$34	$314,060	$1,157	$69,961	$385,212	$16,930	$402,142

(1)    Exchange included $50 in cash.

TIPTREE INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)
(in thousands, except shares)

	Common stock
	Number of shares	Par value	Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings	Total Tiptree Inc. stockholders’ equity	Non-controlling interests	Total stockholders' equity
Balance at December 31, 2019	34,562,553	$35	$326,140	$1,698	$70,189	$398,062	$13,353	$411,415
Adoption of accounting standard (1)	—	—	—	42	(42)	—	—	—
Amortization of share-based incentive compensation	—	—	2,691	—	—	2,691	3,059	5,750
Vesting of share-based incentive compensation	477,768	—	(33)	—	—	(33)	(2,223)	(2,256)
Shares purchased under stock purchase plan	(1,477,302)	(1)	(9,164)	—	—	(9,165)	—	(9,165)
Cash settlement for the exchange of vested subsidiary awards	—	—	(587)	—	—	(587)	(1,220)	(1,807)
Net change in non-controlling interest	—	—	475	—	—	475	(1,075)	(600)
Dividends declared	—	—	—	—	(4,199)	(4,199)	—	(4,199)
Other comprehensive income (loss), net of tax	—	—	—	3,922	—	3,922	21	3,943
Net income (loss)	—	—	—	—	(43,428)	(43,428)	2,038	(41,390)
Balance at September 30, 2020	33,563,019	$34	$319,522	$5,662	$22,520	$347,738	$13,953	$361,691

Balance at June 30, 2020	33,676,183	$34	$318,817	$5,827	$11,143	$335,821	$11,368	$347,189
Amortization of share-based incentive compensation	—	—	750	—	—	750	1,537	2,287
Vesting of share-based incentive compensation	21,970	—	145	—	—	145	(355)	(210)
Shares purchased under stock purchase plan	(135,134)	—	(665)	—	—	(665)	—	(665)
Non-controlling interest contributions	—	—	—	—	—	—	—	—
Net change in non-controlling interest	—	—	475	—	—	475	(575)	(100)
Dividends declared	—	—	—	—	(1,386)	(1,386)	—	(1,386)
Other comprehensive income (loss), net of tax	—	—	—	(165)	—	(165)	—	(165)
Net income (loss)	—	—	—	—	12,763	12,763	1,978	14,741
Balance at September 30, 2020	33,563,019	$34	$319,522	$5,662	$22,520	$347,738	$13,953	$361,691
(1)    Amounts reclassified due to adoption of ASU 2016-13. See Note (2) Summary of Significant Accounting Policies of the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

See accompanying notes to condensed consolidated financial statements.

TIPTREE INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2021	2020
Operating Activities:
Net income (loss) attributable to common stockholders	$38,558	$(43,428)
Net income (loss) attributable to non-controlling interests	4,477	2,038
Net income (loss)	43,035	(41,390)
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Net realized and unrealized (gains) losses	(120,268)	(6,628)
Net (gain) loss on sale of businesses	1,175	—
Non-cash compensation expense	3,717	6,158
Amortization/accretion of premiums and discounts	2,134	1,614
Depreciation and amortization expense	18,261	12,244
Non-cash lease expense	6,520	5,196
Dividend reinvestment plan income	—	(953)
Amortization of deferred financing costs	1,176	608
Loss on extinguishment of debt	—	353
Deferred provision (benefit) for income taxes	10,777	(2,841)
Other	133	192
Changes in operating assets and liabilities:
Mortgage loans originated for sale	(2,100,276)	(2,104,377)
Proceeds from the sale of mortgage loans originated for sale	2,184,852	2,164,731
(Increase) decrease in notes and accounts receivable	(57,859)	(50,399)
(Increase) decrease in reinsurance receivables	(99,190)	(35,401)
(Increase) decrease in deferred acquisition costs	(123,510)	(37,903)
(Increase) decrease in other assets	337	(17,773)
Increase (decrease) in unearned premiums	192,430	37,540
Increase (decrease) in policy liabilities and unpaid claims	80,176	15,528
Increase (decrease) in deferred revenue	112,062	81,565
Increase (decrease) in reinsurance payable	14,839	18,556
Increase (decrease) in other liabilities and accrued expenses	15,518	21,595
Net cash provided by (used in) operating activities	186,039	68,215
Investing Activities:
Purchases of investments	(1,251,741)	(1,053,359)
Proceeds from sales and maturities of investments	1,064,915	988,594
Proceeds from the sale of real estate	—	1,266
Purchases of property, plant and equipment	(2,103)	(4,709)
Proceeds from the sale of businesses	125	375
Proceeds from notes receivable	40,337	30,290
Issuance of notes receivable	(52,957)	(48,787)
Business and asset acquisitions, net of cash, restricted cash and deposits (1)	133	20,900
Net cash provided by (used in) investing activities	(201,291)	(65,430)
Financing Activities:
Dividends paid	(4,020)	(4,199)
Non-controlling interest contributions	100	—
Non-controlling interest redemptions	(1,484)	(1,907)
Payment of debt issuance costs	(62)	(3,640)
Proceeds from borrowings and mortgage notes payable	2,265,796	2,382,569
Principal paydowns of borrowings and mortgage notes payable	(2,257,947)	(2,330,395)
Repurchases of common stock	(2,882)	(9,165)
Net cash provided by (used in) financing activities	(499)	33,263
Net increase (decrease) in cash, cash equivalents and restricted cash	(15,751)	36,048
Cash, cash equivalents and restricted cash – beginning of period	195,275	144,590
Cash, cash equivalents and restricted cash – beginning of period - held for sale	4,879	7,137
Cash, cash equivalents and restricted cash – end of period	184,403	187,775
Less: Reclassification of cash to assets held for sale	12,319	6,178
Cash, cash equivalents and restricted cash – end of period	$172,084	$181,597

Supplemental Schedule of Non-Cash Investing and Financing Activities:
Right of use asset obtained in exchange for lease liability	$3,046	$1,109
Equity securities acquired as part of a dividend reinvestment plan	$—	$953
Shares issued in exchange for vested subsidiary awards	$659	$—
	As of
Reconciliation of cash, cash equivalents and restricted cash	September 30, 2021	December 31, 2020
Cash and cash equivalents	$150,496	$136,920
Restricted cash	21,588	58,355
Total cash, cash equivalents and restricted cash shown in the statements of cash flows	$172,084	$195,275
(1)    Changes in balance sheet balances due to acquisitions have been netted down in the respective line items. See Note (3) Acquisitions for additional information.

See accompanying notes to condensed consolidated financial statements.

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2021
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

(2) Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements of Tiptree have been prepared in accordance with generally accepted accounting principles in the United States of America (GAAP) and include the accounts of the Company and its subsidiaries. The condensed consolidated financial statements are presented in U.S. dollars, the main operating currency of the Company. The unaudited condensed consolidated financial statements presented herein should be read in conjunction with the annual audited financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020. In the opinion of management, the accompanying unaudited interim financial information reflects all adjustments, including normal recurring adjustments necessary to present fairly the Company’s financial position, results of operations, comprehensive income and cash flows for each of the interim periods presented. The results of operations for the three and nine months ended September 30, 2021 are not necessarily indicative of the results that may be expected for the full year ending on December 31, 2021.

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

Recently Issued Accounting Pronouncements, Not Yet Adopted

During the nine months ended September 30, 2021, there were no accounting standards issued applicable to the Company.

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2021
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

Tiptree paid Seller $111,804, net of working capital true-ups, in cash at closing, $8,250 of which was held in an escrow account to satisfy indemnity claims and was released on August 3, 2021. Simultaneously, pursuant to the Commutation Transaction, affiliates of Seller paid Freedom $102,000 in cash. Smart AutoCare’s results are included in the Company’s Insurance segment for the three and nine months ended September 30, 2021 and 2020.

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

The following table summarizes the final determination of the fair value amounts for the identifiable assets acquired, liabilities assumed, and goodwill, as described above, for the transactions completed during the nine months ended September 30, 2020:

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
September 30, 2021
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

Identifiable assets acquired were primarily made up of goodwill and intangible assets. Management’s allocation of the purchase price to the net assets acquired resulted in the recording of goodwill and intangible assets of $19,867 and $5,340, respectively.

(4) Assets and Liabilities Held for Sale

Assets and Liabilities Held for Sale

The Company has entered into a definitive agreement to sell Luxury, and it is classified as held for sale at September 30, 2021 and December 31, 2020. The agreement did not meet the requirements to be classified as a discontinued operation. The following table presents detail of Luxury’s assets and liabilities held for sale in the condensed consolidated balance sheets for the following periods:

	As of
	September 30, 2021	December 31, 2020
Assets:
Investments:
Loans, at fair value	$168,307	$164,802
Other investments	2,410	4,345
Total investments	170,717	169,147
Cash, cash equivalents and restricted cash	12,319	4,879
Notes and accounts receivable, net	136	1,760
Other assets	2,423	5,919
Assets held for sale	$185,595	$181,705

Liabilities:
Debt, net	$163,701	$162,072
Other liabilities and accrued expenses (1)	14,642	13,040
Liabilities held for sale	$178,343	$175,112
(1)    Includes deferred tax liabilities of $1,796 and $939 as of September 30, 2021 and December 31, 2020, respectively.

For the three and nine months ended September 30, 2021, the Company recorded an impairment of $386 and $1,175, respectively, related to assets and liabilities held for sale. For the three and nine months ended September 30, 2020, the Company did not record an impairment related to assets and liabilities held for sale. As of September 30, 2021 and December 31, 2020, accumulated impairment related to assets and liabilities held for sale was $5,603 and $4,428, respectively.

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2021
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

Our reportable segments’ income or loss is reported before income taxes and non-controlling interests. Segment results incorporate the revenues and expenses of these subsidiaries since they commenced operations or were acquired. For the three and nine months ended September 30, 2021, Mortgage has been broken out of Tiptree Capital as a reportable segment since it meets the quantitative threshold for disclosure. Prior year segments have been conformed to the current year presentation. Intercompany transactions are eliminated.

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

The tables below present the components of revenue, expense, income (loss) before taxes, and assets for our reportable segments as well as Tiptree Capital - Other for the following periods:

	Three Months Ended September 30, 2021
		Tiptree Capital
	Insurance	Mortgage	Other	Total
Total revenues	$246,706	$27,425	$12,474	$286,605
Total expenses	(233,369)	(21,158)	(17,174)	(271,701)
Corporate expenses	—	—	—	(11,320)
Income (loss) before taxes	$13,337	$6,267	$(4,700)	$3,584
Less: provision (benefit) for income taxes				237
Net income (loss)				$3,347
Less: net income (loss) attributable to non-controlling interests				1,339
Net income (loss) attributable to common stockholders				$2,008

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2021
(in thousands, except share data)

	Three Months Ended September 30, 2020
		Tiptree Capital
	Insurance	Mortgage	Other	Total
Total revenues	$174,005	$35,879	$14,157	$224,041
Total expenses	(160,558)	(21,426)	(19,135)	(201,119)
Corporate expenses	—	—	—	(9,025)
Income (loss) before taxes	$13,447	$14,453	$(4,978)	$13,897
Less: provision (benefit) for income taxes				(844)
Net income (loss)				$14,741
Less: net income (loss) attributable to non-controlling interests				1,978
Net income (loss) attributable to common stockholders				$12,763

	Nine Months Ended September 30, 2021
		Tiptree Capital
	Insurance	Mortgage	Other	Total
Total revenues	$721,524	$87,191	$72,265	$880,980
Total expenses	(671,955)	(62,072)	(59,351)	(793,378)
Corporate expenses	—	—	—	(33,151)
Income (loss) before taxes	$49,569	$25,119	$12,914	$54,451
Less: provision (benefit) for income taxes				11,416
Net income (loss)				$43,035
Less: net income (loss) attributable to non-controlling interests				4,477
Net income (loss) attributable to common stockholders				$38,558

	Nine Months Ended September 30, 2020
		Tiptree Capital
	Insurance	Mortgage	Other	Total
Total revenues	$482,299	$80,911	$(10,304)	$552,906
Total expenses	(481,881)	(60,143)	(49,103)	(591,127)
Corporate expenses	—	—	—	(25,199)
Income (loss) before taxes	$418	$20,768	$(59,407)	$(63,420)
Less: provision (benefit) for income taxes				(22,030)
Net income (loss)				$(41,390)
Less: net income (loss) attributable to non-controlling interests				2,038
Net income (loss) attributable to common stockholders				$(43,428)

The Company conducts its operations primarily in the U.S. with 9.0% and 6.3% of total revenues generated overseas for the three months ended September 30, 2021 and 2020, respectively, and 7.1% and 6.5% for the nine months ended September 30, 2021 and 2020, respectively.

The following table presents the reportable segments and Tiptree Capital - Other assets for the following periods:

	As of September 30, 2021					As of December 31, 2020
		Tiptree Capital					Tiptree Capital
	Insurance	Mortgage	Other	Corporate	Total	Insurance	Mortgage	Other	Corporate	Total
Total assets	$2,832,179	$205,878	$314,191	$26,104	$3,378,352	$2,452,798	$217,138	$302,068	$23,756	$2,995,760

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2021
(in thousands, except share data)

(6) Investments

The following table presents the Company's investments related to insurance operations and other Tiptree investing activities, measured at fair value as of the following periods:

	As of September 30, 2021
		Tiptree Capital
	Insurance	Mortgage	Other	Total
Available for sale securities, at fair value, net of allowance for credit losses	$541,121	$—	$—	$541,121
Loans, at fair value	2,099	87,227	—	89,326
Equity securities	110,198	—	29,220	139,418
Other investments	76,166	10,645	82,018	168,829
Total investments	$729,584	$97,872	$111,238	$938,694

	As of December 31, 2020
		Tiptree Capital
	Insurance	Mortgage	Other	Total
Available for sale securities, at fair value, net of allowance for credit losses	$377,133	$—	$—	$377,133
Loans, at fair value	7,795	82,937	—	90,732
Equity securities	98,130	—	25,708	123,838
Other investments	125,833	9,439	84,429	219,701
Total investments	$608,891	$92,376	$110,137	$811,404

Available for Sale Securities, at fair value, net of allowance for credit losses

All of the Company’s investments in Available for Sale Securities, at fair value, net of allowance for credit losses (AFS securities) as of September 30, 2021 and December 31, 2020 are held by subsidiaries in the insurance segment. The following tables present the Company's investments in AFS securities:

	As of September 30, 2021
	Amortized cost	Allowance for Credit Losses(1)	Gross unrealized gains	Gross unrealized losses	Fair value
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$303,340	$—	$3,128	$(1,221)	$305,247
Obligations of state and political subdivisions	54,524	—	1,308	(214)	55,618
Corporate securities	142,153	(80)	946	(483)	142,536
Asset backed securities	36,151	—	138	(2,047)	34,242
Certificates of deposit	856	—	—	—	856
Obligations of foreign governments	2,654	(4)	6	(34)	2,622
Total	$539,678	$(84)	$5,526	$(3,999)	$541,121

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2021
(in thousands, except share data)

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

(1) Represents the amount of impairment that has resulted from credit-related factors, and therefore was recognized in net realized and unrealized gains (losses) as a credit loss on AFS securities. Amount excludes unrealized losses relating to non-credit factors.

The amortized cost and fair values of AFS securities, by contractual maturity date, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	As of
	September 30, 2021		December 31, 2020
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$23,768	$23,984	$30,306	$30,602
Due after one year through five years	227,073	228,476	149,378	153,406
Due after five years through ten years	55,470	55,445	26,621	27,479
Due after ten years	197,216	198,974	125,471	129,454
Asset backed securities	36,151	34,242	37,975	36,192
Total	$539,678	$541,121	$369,751	$377,133

The following tables present the gross unrealized losses on AFS securities by length of time that individual AFS securities have been in a continuous unrealized loss position for less than twelve months, and twelve months or greater and do not have an allowance for credit losses:

	As of September 30, 2021
	Less Than or Equal to One Year			More Than One Year
	Fair value	Gross unrealized losses	# of Securities	Fair value	Gross unrealized losses	# of Securities
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$188,046	$(1,059)	267	$6,094	$(162)	20
Obligations of state and political subdivisions	12,303	(203)	41	279	(11)	3
Corporate securities	76,400	(483)	240	—	—	—
Asset backed securities	4,195	(11)	23	3,391	(2,036)	5
Obligations of foreign governments	1,884	(34)	6	—	—	—
Total	$282,828	$(1,790)	577	$9,764	$(2,209)	28

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2021
(in thousands, except share data)

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

Management believes that it is more likely than not that the Company will be able to hold the fixed maturity AFS securities that were in an unrealized loss position as of September 30, 2021 until full recovery of their amortized cost basis.

The table below presents a roll-forward of the activity in the allowance for credit losses on AFS securities by type as of September 30, 2021:

	Obligations of state and political subdivisions	Corporate securities	Asset backed securities	Obligations of foreign governments	Total
Balance at December 31, 2020	$—	$—	$—	$—	$—
(Increase) in allowance for credit losses	—	(129)	—	(6)	(135)
Reduction in credit losses due to AFS securities sold during the year	—	3	—	1	4
Gains from recoveries of amounts previously written off	—	46	—	1	47
Balance at September 30, 2021	$—	$(80)	$—	$(4)	$(84)

Balance at December 31, 2019	$—	$—	$—	$—	$—
Increase in the allowance for the initial adoption of ASU 2016-13	(1)	(50)	(2)	—	(53)
Reduction in credit losses due to AFS securities sold during the year	—	3	—	—	3
Gains from recoveries of amounts previously written off	1	37	2	—	40
Balance at September 30, 2020	$—	$(10)	$—	$—	$(10)

The Company applies a discounted cash flow model, based on assumptions and model outputs provided by an investment management company, in determining its lifetime expected credit losses on AFS securities. This includes determining the present value of expected future cash flows discounted at the book yield of the security.

The table below presents the amount of credit losses (gains from recoveries) on AFS securities recorded by the Company for the following period:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net gains from recoveries (credit losses) on AFS securities	(1)	(8)	(84)	43

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2021
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

	As of
	September 30, 2021	December 31, 2020
Fair value of restricted investments in trust pursuant to reinsurance agreements	$44,082	$44,349
Fair value of restricted investments for special deposits required by state insurance departments	9,143	9,447
Total fair value of restricted investments	$53,225	$53,796

The following table presents additional information on the Company’s AFS securities:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Purchases of AFS securities	$142,420	$49,285	$285,151	$111,280

Proceeds from maturities, calls and prepayments of AFS securities	$16,616	$21,643	$51,245	$65,492

Gross proceeds from sales of AFS securities	$29,713	$2,873	$62,902	$15,249

The following table presents the gross realized gains and gross realized losses from sales and redemptions of AFS securities:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Gross realized gains	$303	$115	$625	$274
Gross realized (losses)	(7)	—	(9)	(63)
Total net realized gains (losses) from investment sales and redemptions	$296	$115	$616	$211

Loans, at fair value

The following table presents the Company’s investments in loans measured at fair value and the Company’s investments in loans measured at fair value pledged as collateral:

	As of September 30, 2021				As of December 31, 2020
	Fair value	Unpaid principal balance (UPB)	Fair value exceeds / (below) UPB	Pledged as Collateral	Fair value	Unpaid principal balance (UPB)	Fair value exceeds / (below) UPB	Pledged as Collateral
Insurance:
Corporate loans (1)	$2,099	$5,197	$(3,098)	$—	$7,795	$12,281	$(4,486)	$—
Mortgage:
Mortgage loans held for sale (2)	87,227	83,960	3,267	84,823	82,937	78,590	4,347	81,630
Total loans, at fair value	$89,326	$89,157	$169	$84,823	$90,732	$90,871	$(139)	$81,630
(1)    The cost basis of Corporate loans was approximately $4,108 and $11,282 at September 30, 2021 and December 31, 2020, respectively.
(2)    As of September 30, 2021 and December 31, 2020, there were two mortgage loans held for sale that were 90 days or more past due, respectively, with a fair value of $332 and $534, respectively.

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2021
(in thousands, except share data)

Equity Securities

Equity securities consist mainly of publicly traded common and preferred stocks and fixed income exchange traded funds. Included within the equity securities balance are 17.0 million shares of Invesque as of September 30, 2021 and December 31, 2020, for which the Company has elected to apply the fair value option. The following table presents information on the cost and fair value of the Company’s equity securities related to insurance operations and other Tiptree investing activity as of the following periods:

	As of September 30, 2021
	Insurance		Tiptree Capital - Other		Total
	Cost	Fair Value	Cost	Fair Value	Cost	Fair Value
Invesque	$23,339	$6,103	$111,491	$29,220	$134,830	$35,323
Fixed income exchange traded fund	38,682	39,694	—	—	38,682	39,694
Other equity securities	62,194	64,401	—	—	62,194	64,401
Total equity securities	$124,215	$110,198	$111,491	$29,220	$235,706	$139,418

	As of December 31, 2020
	Insurance		Tiptree Capital - Other		Total
	Cost	Fair Value	Cost	Fair Value	Cost	Fair Value
Invesque	$23,339	$5,370	$111,491	$25,708	$134,830	$31,078
Fixed income exchange traded fund	62,438	63,875	—	—	62,438	63,875
Other equity securities	38,069	28,885	—	—	38,069	28,885
Total equity securities	$123,846	$98,130	$111,491	$25,708	$235,337	$123,838

Other Investments

The following table contains information regarding the Company’s other investments as of the following periods:

	As of September 30, 2021
		Tiptree Capital
	Insurance	Mortgage	Other	Total
Corporate bonds, at fair value (1)	$44,217	$—	$—	$44,217
Vessels, net (2)	—	—	80,558	80,558
Debentures	20,753	—	—	20,753
Other	11,196	10,645	1,460	23,301
Total other investments	$76,166	$10,645	$82,018	$168,829

	As of December 31, 2020
		Tiptree Capital
	Insurance	Mortgage	Other	Total
Corporate bonds, at fair value (1)	$105,777	$—	$—	$105,777
Vessels, net (2)	—	—	83,028	83,028
Debentures	17,703	—	—	17,703
Other	2,353	9,439	1,401	13,193
Total other investments	$125,833	$9,439	$84,429	$219,701

(1)    The cost basis of corporate bonds was $42,272 and $97,284 as of September 30, 2021 and December 31, 2020, respectively.
(2)     Net of accumulated depreciation of $11,873 and $8,372 as of September 30, 2021 and December 31, 2020, respectively.

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2021
(in thousands, except share data)

Net Investment Income - Insurance

Net investment income represents investment income and expense from investments related to insurance operations as disclosed within net investment income on the condensed consolidated statements of operations. The following table presents the components of net investment income by source of income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Interest:
AFS securities	$1,840	$1,748	$5,246	$6,003
Loans, at fair value	181	113	680	509
Other investments	1,597	1,718	4,593	2,868
Dividends from equity securities	276	74	480	1,142
Subtotal	3,894	3,653	10,999	10,522
Less: investment expenses	564	630	1,668	1,719
Net investment income	$3,330	$3,023	$9,331	$8,803

Other Investment Income - Tiptree Capital

Other investment income represents other revenue from other Tiptree non-insurance activities as disclosed within other revenue on the condensed consolidated statements of operations, see Note (16) Other Revenue and Other Expenses. The following tables present the components of other investment income by type:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Interest:
Loans, at fair value (1)	$1,450	$1,333	$4,506	$4,020
Dividends from equity securities	—	—	—	2,533
Loan fee income	5,014	4,817	15,511	12,643
Vessel related revenue	11,426	5,517	25,043	17,218
Other investment income	$17,890	$11,667	$45,060	$36,414
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net realized gains (losses)
Insurance:
Reclass of unrealized gains (losses) on AFS securities from OCI	$296	$115	$616	$211
Net gains from recoveries (credit losses) on AFS securities	(1)	(8)	(84)	43
Net realized gains (losses) on loans	90	202	(389)	(1,305)
Net realized gains (losses) on equity securities	(310)	(1,540)	(4,874)	(22,429)
Net realized gains (losses) on corporate bonds	1,676	2,443	3,174	4,073
Other	(509)	(673)	1,401	1,004
Tiptree Capital
Mortgage:
Net realized gains (losses) on loans	23,992	31,463	70,306	77,478
Other	(1,652)	(1,766)	596	(9,196)

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2021
(in thousands, except share data)

Other:
Net realized gains (losses) on loans (1)	16,644	11,883	42,232	26,466
Other	(231)	(1,351)	1,523	(3,510)
Total net realized gains (losses)	39,995	40,768	114,501	72,835

Net unrealized gains (losses)
Insurance:
Net change in unrealized gains (losses) on loans	(174)	157	1,313	(2,063)
Net unrealized gains (losses) on equity securities held at period end	(779)	(2,135)	14,511	(26,875)
Reclass of unrealized (gains) losses from prior periods for equity securities sold	(1,766)	281	(1,362)	17,290
Other	(6,015)	1,817	(9,302)	2,741
Tiptree Capital
Mortgage:
Net change in unrealized gains (losses) on loans	(255)	1,238	(1,080)	2,359
Other	566	957	3,632	(908)
Other:
Net change in unrealized gains (losses) on loans (1)	1,801	1,364	(314)	1,218
Net unrealized gains (losses) on equity securities held at period end	(10,396)	(7,586)	3,512	(65,970)
Other	(8,172)	2,098	(5,143)	6,001
Total net unrealized gains (losses)	(25,190)	(1,809)	5,767	(66,207)
Total net realized and unrealized gains (losses)	$14,805	$38,959	$120,268	$6,628
(1)    Relates to Loans, at fair value classified as Held for Sale. See Note (4) Assets and Liabilities Held for Sale.

(7) Notes and Accounts Receivable, net

The following table presents the total notes and accounts receivable, net:

	As of
	September 30, 2021	December 31, 2020
Accounts and premiums receivable, net	$150,412	$95,269
Retrospective commissions receivable	145,904	131,760
Notes receivable, net - premium financing program	75,448	62,075
Trust receivables	47,682	54,393
Other receivables	23,704	26,955
Total notes and accounts receivable, net	$443,150	$370,452

The following table presents the total valuation allowance and bad debt expense for the following periods:

	Valuation allowance		Bad Debt Expense
	As of		Three Months Ended September 30,		Nine Months Ended September 30,
	September 30, 2021	December 31, 2020
			2021	2020	2021	2020
Notes receivable, net - premium financing program (1)	$129	$101	$68	$54	$210	$165

Accounts and premiums receivable, net	$164	$169	$10	$6	$20	$19
(1)    As of September 30, 2021 and December 31, 2020, there were $1,311 and $215 in balances classified as 90 days plus past due, respectively.

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2021
(in thousands, except share data)

(8) Reinsurance Receivables

The following table presents the effect of reinsurance on premiums written and earned by our insurance business for the following periods:

	Direct amount	Ceded to other companies	Assumed from other companies	Net amount	Percentage of amount - assumed to net
For the Three Months Ended September 30, 2021
Premiums written:
Life insurance	$26,805	$12,640	$70	$14,235	0.5%
Accident and health insurance	41,735	28,701	81	13,115	0.6%
Property and liability insurance	312,988	150,761	35,774	198,001	18.1%
Total premiums written	381,528	192,102	35,925	225,351	15.9%

Premiums earned:
Life insurance	19,268	9,994	295	9,569	3.1%
Accident and health insurance	32,292	21,655	1,329	11,966	11.1%
Property and liability insurance	226,446	121,349	48,394	153,491	31.5%
Total premiums earned	$278,006	$152,998	$50,018	$175,026	28.6%

For the Three Months Ended September 30, 2020
Premiums written:
Life insurance	$19,268	$11,551	$414	$8,131	5.1%
Accident and health insurance	32,308	21,749	748	11,307	6.6%
Property and liability insurance	229,518	154,201	51,721	127,038	40.7%
Total premiums written	281,094	187,501	52,883	146,476	36.1%

Premiums earned:
Life insurance	16,725	9,073	348	8,000	4.4%
Accident and health insurance	28,134	18,502	2,413	12,045	20.0%
Property and liability insurance	170,806	103,482	29,049	96,373	30.1%
Total premiums earned	$215,665	$131,057	$31,810	$116,418	27.3%

For the Nine Months Ended September 30, 2021
Premiums written:
Life insurance	$66,109	$34,218	$757	$32,648	2.3%
Accident and health insurance	103,321	71,384	5,509	37,446	14.7%
Property and liability insurance	839,271	416,048	167,726	590,949	28.4%
Total premiums written	$1,008,701	$521,650	$173,992	$661,043	26.3%

Premiums earned:
Life insurance	$54,242	$29,405	$970	$25,807	3.8%
Accident and health insurance	91,793	61,755	6,803	36,841	18.5%
Property and liability insurance	670,077	387,047	153,225	436,255	35.1%
Total premiums earned	$816,112	$478,207	$160,998	$498,903	32.3%

For the Nine Months Ended September 30, 2020
Premiums written:
Life insurance	$46,695	$25,905	$1,104	$21,894	5.0%
Accident and health insurance	80,466	52,449	8,989	37,006	24.3%
Property and liability insurance	584,983	361,095	96,683	320,571	30.2%
Total premiums written	$712,144	$439,449	$106,776	$379,471	28.1%

Premiums earned:
Life insurance	$51,015	$27,369	$1,087	$24,733	4.4%
Accident and health insurance	88,640	58,599	9,008	39,049	23.1%
Property and liability insurance	500,465	288,863	69,610	281,212	24.8%
Total premiums earned	$640,120	$374,831	$79,705	$344,994	23.1%

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2021
(in thousands, except share data)

The following table presents the components of policy and contract benefits, including the effect of reinsurance on losses and loss adjustment expenses (LAE) incurred:

	Direct amount	Ceded to other companies	Assumed from other companies	Net amount	Percentage of amount - assumed to net
For the Three Months Ended September 30, 2021
Losses and LAE Incurred
Life insurance	$13,398	$7,610	$116	$5,904	2.0%
Accident and health insurance	6,689	5,691	913	1,911	47.8%
Property and liability insurance	90,094	57,568	20,911	53,437	39.1%
Total losses and LAE incurred	110,181	70,869	21,940	61,252	35.8%

	Member benefit claims (1)			19,579
	Total policy and contract benefits			$80,831

For the Three Months Ended September 30, 2020
Losses and LAE Incurred
Life insurance	$12,945	$7,505	$135	$5,575	2.4%
Accident and health insurance	5,854	4,922	1,436	2,368	60.6%
Property and liability insurance	78,206	56,500	13,271	34,977	37.9%
Total losses and LAE incurred	97,005	68,927	14,842	42,920	34.6%

	Member benefit claims (1)			14,818
	Total policy and contract benefits			$57,738

For the Nine Months Ended September 30, 2021
Losses and LAE Incurred
Life insurance	$40,940	$23,987	$481	$17,434	2.8%
Accident and health insurance	16,608	13,607	2,232	5,233	42.7%
Property and liability insurance	262,447	180,991	77,121	158,577	48.6%
Total losses and LAE incurred	319,995	218,585	79,834	181,244	44.0%

	Member benefit claims (1)			55,954
	Total policy and contract benefits			$237,198

For the Nine Months Ended September 30, 2020
Losses and LAE Incurred
Life insurance	$33,600	$19,493	$416	$14,523	2.9%
Accident and health insurance	13,471	11,225	5,458	7,704	70.8%
Property and liability insurance	204,917	133,798	32,008	103,127	31.0%
Total losses and LAE incurred	251,988	164,516	37,882	125,354	30.2%

	Member benefit claims (1)			42,407
	Total policy and contract benefits			$167,761
(1)    Member benefit claims are not covered by reinsurance.

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2021
(in thousands, except share data)

The following table presents the components of the reinsurance receivables:

	As of
	September 30, 2021	December 31, 2020
Prepaid reinsurance premiums:
Life insurance (1)	$72,056	$70,066
Accident and health insurance (1)	75,890	66,261
Property and liability insurance	455,495	423,868
Total	603,441	560,195

Ceded claim reserves:
Life insurance	4,215	4,133
Accident and health insurance	12,596	11,118
Property and liability insurance	138,289	98,092
Total ceded claim reserves recoverable	155,100	113,343
Other reinsurance settlements recoverable	68,658	54,471
Reinsurance receivables	$827,199	$728,009
(1)    Including policyholder account balances ceded.
The following table presents the aggregate amount included in reinsurance receivables that is comprised of the three largest receivable balances from non-affiliated reinsurers:

As of
September 30, 2021
Total of the three largest receivable balances from non-affiliated reinsurers	$110,756

As of September 30, 2021, the non-affiliated reinsurers from whom our insurance business has the largest receivable balances were: MFI Insurance Company, LTD (A. M. Best Rating: Not rated), Allianz Global (A. M. Best Rating: Not rated) and Canada Life International Reinsurance (Barbados) Corporation (A. M. Best Rating: Not rated). The related receivables of these reinsurers are collateralized by assets on hand, assets held in trust accounts and letters of credit. As of September 30, 2021, the Company does not believe there is a risk of loss due to the concentration of credit risk in the reinsurance program given the collateralization.

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2021
(in thousands, except share data)

(9) Goodwill and Intangible Assets, net

The following table presents identifiable finite and indefinite-lived intangible assets, accumulated amortization, and goodwill by operating segment and/or reporting unit, as appropriate:

	As of September 30, 2021			As of December 31, 2020
Finite-Lived Intangible Assets:	Insurance	Other	Total	Insurance	Other	Total

Customer relationships	$143,300	$—	$143,300	$143,300	$—	$143,300
Accumulated amortization	(42,566)	—	(42,566)	(32,263)	—	(32,263)
Trade names	14,750	800	15,550	14,750	800	15,550
Accumulated amortization	(5,326)	(500)	(5,826)	(4,382)	(440)	(4,822)
Software licensing	9,300	640	9,940	9,300	640	9,940
Accumulated amortization	(8,757)	(569)	(9,326)	(8,650)	(503)	(9,153)
Insurance policies and contracts acquired	36,500	—	36,500	36,500	—	36,500
Accumulated amortization	(36,302)	—	(36,302)	(36,238)	—	(36,238)
Other	640	—	640	640	—	640
Accumulated amortization	(146)	—	(146)	—	—	—
Total finite-lived intangible assets	111,393	371	111,764	122,957	497	123,454
Indefinite-Lived Intangible Assets: (1)
Insurance licensing agreements	13,761	—	13,761	13,761	—	13,761
Other	—	1,124	1,124	—	1,000	1,000
Total indefinite-lived intangible assets	13,761	1,124	14,885	13,761	1,000	14,761

Total intangible assets, net	$125,154	$1,495	$126,649	$136,718	$1,497	$138,215

Goodwill	177,395	1,708	179,103	177,528	1,708	179,236
Total goodwill and intangible assets, net	$302,549	$3,203	$305,752	$314,246	$3,205	$317,451
(1)    Impairment tests are performed at least annually on indefinite-lived intangible assets.

Goodwill

The following table presents the activity in goodwill, by operating segment and/or reporting unit, as appropriate, and includes the adjustments made to the balance of goodwill to reflect the effect of the final valuation adjustments made for acquisitions, as well as the reduction to any goodwill attributable to impairment related charges:

	Insurance	Other	Total
Balance at December 31, 2020	$177,528	$1,708	$179,236
Purchase accounting adjustment (1)	(133)	—	(133)
Balance at September 30, 2021	$177,395	$1,708	$179,103

Accumulated impairments	$—	$699	$699
(1) Relates to adjustments during the measurement period as permitted under ASC 805 for the final valuation of acquisition in our insurance business as of December 31, 2020.

The Company conducts annual impairment tests of its goodwill as of October 1. For the three and nine months ended September 30, 2021 and 2020, no impairments were recorded on the Company’s goodwill.

Intangible Assets, net

The following table presents the activity, by operating segment and/or reporting unit, as appropriate, in finite and indefinite-lived other intangible assets and includes the adjustments made to the balance to reflect the effect of any final valuation adjustments made for acquisitions, as well as any reduction attributable to impairment-related charges:

	Insurance	Other	Total
Balance at December 31, 2020	$136,718	$1,497	$138,215
Intangibles acquired	—	124	124
Less: amortization expense	(11,564)	(126)	(11,690)
Balance at September 30, 2021	$125,154	$1,495	$126,649

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2021
(in thousands, except share data)

The following table presents the amortization expense on finite-lived intangible assets for the following periods:

	Three Months Ended September 30, 2020		Nine Months Ended September 30,
	2021	2020	2021	2020
Amortization expense on intangible assets	$3,892	$2,326	$11,690	$7,175

For the three and nine months ended September 30, 2021 and 2020, no impairments were recorded on the Company’s intangible assets.

The following table presents the amortization expense on finite-lived intangible assets for the next five years and thereafter by operating segment and/or reporting unit, as appropriate:

	As of September 30, 2021
	Insurance	Other	Total
Remainder of 2021	$3,842	$44	$3,886
2022	15,852	127	15,979
2023	15,031	80	15,111
2024	13,344	80	13,424
2025	11,229	40	11,269
2026 and thereafter	52,095	—	52,095
Total	$111,393	$371	$111,764

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

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2021
(in thousands, except share data)

The following table presents the gross notional and fair value amounts of derivatives (on a gross basis) categorized by underlying risk:

	As of September 30, 2021			As of December 31, 2020
	Notional values	Asset derivatives	Liability derivatives	Notional values	Asset derivatives	Liability derivatives
Interest rate lock commitments	$329,115	$9,265	$—	$219,929	$9,207	$—
Forward delivery contracts	61,782	112	19	35,979	—	22
TBA mortgage backed securities	331,000	1,267	321	291,000	232	1,508
Other	7,603	222	2,567	3,058	2,090	560
Total	$729,500	$10,866	$2,907	$549,966	$11,529	$2,090

(11) Debt, net

The following table presents the balance of the Company’s debt obligations, net of discounts and deferred financing costs.

	Stated maturity date	Stated interest rate or range of rates		Maximum borrowing capacity as of	As of
Debt Type				September 30, 2021	September 30, 2021	December 31, 2020
Corporate debt
Secured revolving credit agreements (1)	August 2023	Base/Swing:		$200,000	$1,740	$—
		Prime +	1.25%
		LIBOR:
		LIBOR +	2.25%
Secured term credit agreements	February 2025	LIBOR (1.00% Floor) +	6.75%	115,625	115,625	120,313
Preferred trust securities	June 2037	LIBOR +	4.10%	35,000	35,000	35,000
Junior subordinated notes	October 2057	8.50%		125,000	125,000	125,000
Total corporate debt					277,365	280,313
Asset based debt (2)
Asset based revolving financing	October 2023	LIBOR +	2.75%	75,000	33,350	27,510
Residential mortgage warehouse borrowings (3)	April 2022 -	LIBOR (0.5% Floor) +	1.88%	110,000	61,798	55,994
	August 2022	to LIBOR (1.00% Floor) +	3.00%
Vessel backed term loan	November 2024	LIBOR +	4.75%	14,150	14,150	15,800
Total asset based debt					109,298	99,304
Total debt, face value					386,663	379,617
Unamortized discount, net					(1,599)	(2,035)
Unamortized deferred financing costs					(10,222)	(11,336)
Total debt, net					$374,842	$366,246
(1)    The secured revolving credit agreements provide a two rate structure at the Company’s discretion.
(2)    Asset based debt is generally recourse only to specific assets and related cash flows.
(3)    The weighted average coupon rate for residential mortgage warehouse borrowings was 2.25% and 2.75% at September 30, 2021 and December 31, 2020, respectively.

The following table presents the amount of interest expense the Company incurred on its debt for the following periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Interest expense - corporate debt	$6,038	$6,110	$18,402	$17,278
Interest expense - asset based debt	2,573	2,211	8,262	6,240
Interest expense on debt	$8,611	$8,321	$26,664	$23,518

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2021
(in thousands, except share data)

The following table presents the contractual principal payments and future maturities of the unpaid principal balance on the Company’s debt for the following periods:

As of
September 30, 2021
Remainder of 2021	$2,112
2022	70,248
2023	43,540
2024	15,450
2025	95,313
2026 and thereafter	160,000
Total	$386,663

Asset Based Debt
Residential Mortgage Warehouse Borrowings

In March 2021, a $60,000 warehouse line of credit was renewed and the maturity date was extended from April 2021 to April 2022. In July 2021, a $50,000 warehouse line of credit was renewed and the maturity date was extended from August 2021 to August 2022.

As of September 30, 2021, the Company is in compliance with the representations and covenants for its outstanding debt or has obtained waivers for any events of non-compliance.

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
September 30, 2021
(in thousands, except share data)

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

Corporate Bonds

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2021
(in thousands, except share data)

Corporate bonds are generally classified under Level 2 in the fair value hierarchy and fair value is provided by a third-party investment manager, based on quoted market prices. We perform internal price verification procedures monthly to ensure that the prices provided are reasonable.

Trade Claims

Trade claims represent unsecured claims of bankrupt companies and are generally classified under Level 3 in the fair value hierarchy. The fair value is determined using valuation methodologies that consider a range of factors, including but not limited to the price at which the investment was acquired, the nature of the investment, local market conditions, current and projected operating performance, and financing transactions subsequent to the acquisition of the investment. The inputs are intended to reflect the assumptions a market participant would use in pricing the asset or liability.

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

The following tables present the Company’s fair value hierarchies for financial assets and liabilities, measured on a recurring basis:

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2021
(in thousands, except share data)

	As of September 30, 2021
	Quoted prices in active markets Level 1	Other significant observable inputs Level 2	Significant unobservable inputs Level 3	Fair value
Assets:
Available for sale securities, at fair value:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$—	$305,247	$—	$305,247
Obligations of state and political subdivisions	—	55,618	—	55,618
Obligations of foreign governments	—	2,622	—	2,622
Certificates of deposit	856	—	—	856
Asset backed securities	—	33,562	680	34,242
Corporate securities	—	142,536	—	142,536
Total available for sale securities, at fair value	856	539,585	680	541,121

Loans, at fair value:
Corporate loans	—	—	2,099	2,099
Mortgage loans held for sale	—	87,227	—	87,227
Total loans, at fair value	—	87,227	2,099	89,326

Equity securities:
Invesque	35,323	—	—	35,323
Fixed income ETFs	39,694	—	—	39,694
Other equity securities	64,366	—	35	64,401
Total equity securities	139,383	—	35	139,418

Other investments, at fair value:
Corporate bonds	—	44,217	—	44,217
Derivative assets	222	1,379	9,265	10,866
Trade claims	—	—	10,974	10,974
CLOs	—	—	539	539
Total other investments, at fair value	222	45,596	20,778	66,596

Mortgage servicing rights (1)	—	—	26,361	26,361

Total	$140,461	$672,408	$49,953	$862,822

Liabilities: (2)
Securities sold, not yet purchased	$6,266	$—	$—	$6,266
Derivative liabilities		2,907	—	2,907
Contingent consideration payable	—	—	200	200
Total	$6,266	$2,907	$200	$9,373
(1)    Included in other assets.
(2)    Included in other liabilities and accrued expenses.

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2021
(in thousands, except share data)

	As of December 31, 2020
	Quoted prices in active markets Level 1	Other significant observable inputs Level 2	Significant unobservable inputs Level 3	Fair value
Assets:
Available for sale securities, at fair value:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$—	$196,303	$—	$196,303
Obligations of state and political subdivisions	—	44,350	—	44,350
Obligations of foreign governments	—	3,992	—	3,992
Certificates of deposit	1,355	—	—	1,355
Asset backed securities	—	35,334	858	36,192
Corporate securities	—	94,941	—	94,941
Total available for sale securities, at fair value	1,355	374,920	858	377,133

Loans, at fair value:
Corporate loans	—	—	7,795	7,795
Mortgage loans held for sale	—	82,937	—	82,937
Total loans, at fair value	—	82,937	7,795	90,732

Equity securities:
Invesque	31,078	—	—	31,078
Fixed income ETFs	63,875	—	—	63,875
Other equity securities	28,850	—	35	28,885
Total equity securities	123,803	—	35	123,838

Other investments, at fair value:
Corporate bonds	—	105,777	—	105,777
Derivative assets	2,090	232	9,207	11,529
CLOs	—	—	802	802
Total other investments, at fair value	2,090	106,009	10,009	118,108

Mortgage servicing rights (1)	—	—	14,758	14,758

Total	$127,248	$563,866	$33,455	$724,569

Liabilities: (2)
Securities sold, not yet purchased	$16,479	$30,158	$—	$46,637
Derivative liabilities	—	2,090	—	2,090
Contingent consideration payable	—	—	200	200
Total	$16,479	$32,248	$200	$48,927
(1) Included in other assets. (2) Included in other liabilities and accrued expenses.

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2021
(in thousands, except share data)

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

The following table presents additional information about assets that are measured at fair value on a recurring basis for which the Company has utilized Level 3 inputs to determine fair value for the following periods:

	For the Nine Months Ended September 30,
	2021	2020
Balance at January 1,	$33,455	$32,470
Net realized and unrealized gains or losses included in:
Earnings	12,664	(500)
OCI	(178)	(683)
Origination of IRLCs	84,034	90,474
Purchases	15,336	684
Sales	(11,382)	(4,960)
Conversions to mortgage loans held for sale	(83,976)	(86,325)
Balance at September 30,	$49,953	$31,160

Changes in unrealized gains (losses) included in earnings related to assets still held at period end	$2,298	$(7,056)
Changes in unrealized gains (losses) included in OCI related to assets still held at period end	$(178)	$(683)

The following table presents the range and weighted average (WA) used to develop significant unobservable inputs for the fair value measurements of Level 3 assets and liabilities.

	As of				As of
	September 30, 2021	December 31, 2020			September 30, 2021				December 31, 2020
			Valuation technique	Unobservable input(s) (1)
Assets	Fair Value				Range			WA	Range			WA
IRLCs	$9,265	$9,207	Internal model	Pull through rate	55%	to	95%	67%	50%	to	95%	68%
Mortgage servicing rights	26,361	14,758	External model	Discount rate	10%	to	13%	10%	10%	to	13%	11%
				Cost to service	$75	to	$90	$81	$75	to	$90	$82
				Prepayment speed	4%	to	69%	15%	8%	to	60%	22%
Total	$35,626	$23,965

Liabilities
Contingent consideration payable - Smart AutoCare	$200	$200	Cash Flow Model	Forecast Cash EBITDA	$20,000	to	$30,000	N/A	$20,000	to	$30,000	N/A
			Actuarial Analysis	Assumed Claim Liabilities	$55,000				$55,000
Total	$200	$200
(1)    Unobservable inputs were weighted by the relative fair value of the instruments.

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2021
(in thousands, except share data)

The following table presents the carrying amounts and estimated fair values of financial assets and liabilities that are not recorded at fair value and their respective levels within the fair value hierarchy:

	As of September 30, 2021			As of December 31, 2020
	Level within fair value hierarchy	Fair value	Carrying value	Level within fair value hierarchy	Fair value	Carrying value
Assets:
Debentures (1)	2	$20,753	$20,753	2	$17,703	$17,703
Notes receivable, net	2	75,448	75,448	2	62,075	62,075
Total assets		$96,201	$96,201		$79,778	$79,778

Liabilities:
Debt, net	3	$404,564	$385,064	3	$392,951	$377,582
Total liabilities		$404,564	$385,064		$392,951	$377,582
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
September 30, 2021
(in thousands, except share data)

(13) Liability for Unpaid Claims and Claim Adjustment Expenses

Roll forward of Claim Liability

The following table presents the activity in the net liability for unpaid losses and allocated loss adjustment expenses of short duration contracts for the following periods:

	For the Nine Months Ended September 30,
	2021	2020
Policy liabilities and unpaid claims balance as of January 1,	$233,438	$144,384
Less: liabilities of policy-holder account balances, gross	(5,419)	(11,589)
Less: non-insurance warranty benefit claim liabilities	(30,664)	(85)
Gross liabilities for unpaid losses and loss adjustment expenses	197,355	132,710
Less: reinsurance recoverable on unpaid losses - short duration	(113,163)	(88,599)
Less: other lines, gross	(247)	(230)
Net balance as of January 1, short duration	83,945	43,881

Incurred (short duration) related to:
Current year	176,644	111,979
Prior years	3,866	12,924
Total incurred	180,510	124,903

Paid (short duration) related to:
Current year	116,175	92,541
Prior years	6,379	8,206
Total paid	122,554	100,747

Net balance as of September 30, short duration	141,901	68,037
Plus: reinsurance recoverable on unpaid losses - short duration	154,513	103,372
Plus: other lines, gross	397	581
Gross liabilities for unpaid losses and loss adjustment expenses	296,811	171,990
Plus: liabilities of policy-holder account balances, gross	1,690	6,806
Plus: non-insurance warranty benefit claim liabilities	15,113	32,402
Policy liabilities and unpaid claims balance as of September 30,	$313,614	$211,198

The following schedule reconciles the total short duration contracts per the table above to the amount of total losses incurred as presented in the condensed consolidated statements of operations, excluding the amount for member benefit claims:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Short duration incurred	$61,061	$42,559	$180,510	$124,903
Other lines incurred	10	1	55	1
Unallocated loss adjustment expenses	181	360	679	450
Total losses incurred	$61,252	$42,920	$181,244	$125,354
During the nine months ended September 30, 2021, the Company experienced an increase in prior year development of $3,866, primarily as a result of higher-than-expected claim severity from business written by a small group of producers of our personal and commercial lines of business.

During the nine months ended September 30, 2020, the Company experienced an increase in prior year development of $12,924, primarily from its non-standard auto, light commercial and collateral protection lines of business.

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
September 30, 2021
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

The following table presents the disaggregated amounts of revenue from contracts with customers by product type for the following periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Service and Administrative Fees:
Warranty coverage revenue	$43,094	$25,888	$111,970	$68,318
Motor club revenue	11,038	8,566	29,694	27,329
Vessel related revenue	11,426	5,517	25,043	17,218
Other	3,256	1,495	15,589	4,586
Revenue from contracts with customers	$68,814	$41,466	$182,296	$117,451

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

We do not disclose information about remaining performance obligations pertaining to contracts that have an original expected duration of one year or less. The transaction price allocated to remaining unsatisfied or partially unsatisfied performance obligations with an original expected duration exceeding one year was not material at September 30, 2021.

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
September 30, 2021
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

The following table presents the activity in the significant deferred assets and liabilities related to revenue from contracts with customers for the following period:

	January 1, 2021			September 30, 2021
	Beginning balance	Additions	Amortization	Ending balance
Deferred acquisition costs
Service and Administrative Fees:
Warranty coverage revenue	$48,734	$68,905	$21,060	$96,579
Motor club revenue	13,081	27,051	23,026	17,106
Total	$61,815	$95,956	$44,086	$113,685

Deferred revenue
Service and Administrative Fees:
Warranty coverage revenue	$348,391	$213,795	$111,970	$450,216
Motor club revenue	16,969	34,474	29,694	21,749
Total	$365,360	$248,269	$141,664	$471,965

For the periods presented, no write-offs for unrecoverable deferred acquisition costs and deferred revenue were recognized.

(15) Other Assets and Other Liabilities and Accrued Expenses

Other Assets

The following table presents the components of other assets as reported in the condensed consolidated balance sheets:

	As of
	September 30, 2021	December 31, 2020
Loans eligible for repurchase	$48,452	$70,593
Mortgage servicing rights	26,361	14,758
Right of use asset - Operating leases (1)	24,838	27,291
Income tax receivable	21,048	19,513
Furniture, fixtures and equipment, net	15,213	15,798
Prepaid expenses	9,184	8,159
Other	7,842	5,922
Total other assets	$152,938	$162,034
(1)    See Note (21) Commitments and Contingencies for additional information.

The following table presents the depreciation expense related to furniture, fixtures and equipment for the following periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Depreciation expense related to furniture, fixtures and equipment	$893	$743	$2,666	$2,254

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2021
(in thousands, except share data)

Other Liabilities and Accrued Expenses

The following table presents the components of other liabilities and accrued expenses as reported in the condensed consolidated balance sheets:

	As of
	September 30, 2021	December 31, 2020
Accounts payable and accrued expenses	$130,273	$106,142
Loans eligible for repurchase liability	48,452	70,593
Deferred tax liabilities, net	32,801	24,183
Operating lease liability (1)	30,407	32,914
Due to brokers	18,819	45,047
Commissions payable	15,640	18,678
Securities sold, not yet purchased	6,266	46,637
Other	22,861	18,671
Total other liabilities and accrued expenses	$305,519	$362,865
(1)    See Note (21) Commitments and Contingencies for additional information.
(16) Other Revenue and Other Expenses

Other Revenue

The following table presents the components of other revenue as reported in the condensed consolidated statement of operations. Other revenue is primarily generated by Tiptree Capital’s non-insurance activities except as noted in the footnote to the table.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Other investment income (1)	$17,890	$11,667	$45,060	$36,414
Gain (loss) on sale of businesses (2)	(386)	—	(1,175)	—
Other (3)	3,554	1,116	8,352	5,560
Total other revenue	$21,058	$12,783	$52,237	$41,974
(1)    See Note (6) Investments for the components of Other investment income.
(2)    Relates to the impairment of Luxury. See Note (4) Assets and Liabilities Held for Sale.
(3)    Includes $3,458 and $1,047 for the three months ended September 30, 2021 and 2020, respectively, and $8,045 and $5,305 for the nine months ended September 30, 2021 and 2020, respectively, related to Insurance.

Other Expenses

The following table presents the components of other expenses as reported in the condensed consolidated statement of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
General and administrative	$9,334	$5,523	$27,397	$16,376
Professional fees	5,656	3,837	20,649	15,709
Premium taxes	4,892	4,201	14,754	11,746
Mortgage origination expenses	4,366	3,673	12,821	10,811
Rent and related	4,170	3,529	12,556	10,326
Operating expenses from vessels	3,444	3,318	9,770	10,226
Loss on extinguishment of debt	—	—	—	353
Other	2,517	1,411	6,393	5,190
Total other expenses	$34,379	$25,492	$104,340	$80,737

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2021
(in thousands, except share data)

(17) Stockholders’ Equity

Stock Repurchases

The Board of Directors authorized the Company to make repurchases of up to $20,000 of shares of the Company’s outstanding common stock in the aggregate, at the discretion of the Company's Executive Committee. The following table presents the Company’s stock repurchase activity and remaining authorization.

	Nine Months Ended September 30, 2021
	Number of shares purchased	Weighted average price per share
Share repurchase plan	528,662	$5.45

Remaining repurchase authorization		$13,669

Warrants

In April 2021, warrants were exercised for 207,445 shares of Tiptree common stock. As of September 30, 2021, there were warrants for 2,016,044 shares of Tiptree common stock outstanding at an exercise price of $6.99.

Dividends

The Company declared cash dividends per share for the following periods presented below:

	Dividends per share for the
	Nine Months Ended September 30,
	2021	2020
First quarter	$0.04	$0.04
Second quarter	0.04	0.04
Third quarter (1)	0.04	0.04
Total cash dividends declared	$0.12	$0.12
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

Statutory Capital and Surplus

The Company’s insurance company subsidiaries must maintain minimum amounts of statutory capital and surplus as required by regulatory authorities, including the NAIC; their capital and surplus levels exceeded respective minimum requirements as of September 30, 2021 and December 31, 2020.

Statutory Dividends

The Company’s U.S. domiciled insurance company subsidiaries may pay dividends to the Company, subject to statutory restrictions. Payments in excess of statutory restrictions (extraordinary dividends) to the Company are permitted only with prior approval of the insurance department of the applicable state of domicile. The Company eliminates all dividends from its subsidiaries in the condensed consolidated financial statements. There were no dividends paid to the Company by its U.S. domiciled insurance company subsidiaries for the nine months ended September 30, 2021 and 2020.

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2021
(in thousands, except share data)

The following table presents the combined amount available for ordinary dividends of the Company's U.S. domiciled insurance company subsidiaries for the following periods:

	As of
	September 30, 2021	December 31, 2020
Amount available for ordinary dividends of the Company's insurance company subsidiaries	$18,519	$13,418

At September 30, 2021, the maximum amount of dividends that our U.S. domiciled regulated insurance company subsidiaries could pay under applicable laws and regulations without regulatory approval was approximately $18,519. The Company may seek regulatory approval to pay dividends in excess of this permitted amount, but there can be no assurance that the Company would receive regulatory approval if sought.

(18) Accumulated Other Comprehensive Income (Loss)

The following table presents the activity of AFS securities in accumulated other comprehensive income (loss) (AOCI), net of tax, for the following periods:

	Total AOCI	Amount attributable to non-controlling interests	Total AOCI to Tiptree Inc.

Balance at December 31, 2019	$1,711	$(13)	$1,698
Other comprehensive income (losses) before reclassifications	4,108	(21)	4,087
Amounts reclassified from AOCI	(165)	—	(165)
OCI	3,943	(21)	3,922
Adoption of accounting standard (1)	42	—	42
Balance at September 30, 2020	$5,696	$(34)	$5,662

Balance at December 31, 2020	$5,702	$(28)	$5,674
Other comprehensive income (losses) before reclassifications	(4,054)	18	(4,036)
Amounts reclassified from AOCI	(481)	—	(481)
OCI	(4,535)	18	(4,517)
Balance at September 30, 2021	$1,167	$(10)	$1,157
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

The following table presents the reclassification adjustments out of AOCI included in net income and the impacted line items on the condensed consolidated statement of operations for the following periods:

	Three Months Ended September 30,		Nine Months Ended September 30,		Affected line item in condensed consolidated statements of operations
Components of AOCI	2021	2020	2021	2020
Unrealized gains (losses) on available for sale securities	$296	$115	$616	$211	Net realized and unrealized gains (losses)
Related tax (expense) benefit	(62)	(20)	(135)	(46)	Provision for income tax
Net of tax	$234	$95	$481	$165

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2021
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

2017 Equity Plan	Number of shares (1)
Available for issuance as of December 31, 2020	3,788,417
RSU, stock and option awards granted	(50,251)
Exchanged for vested subsidiary awards	(1,158,009)
Available for issuance as of September 30, 2021	2,580,157
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

The following table presents changes to the issuances of RSUs and stock awards under the 2017 Equity Plan for the periods indicated:

	Number of shares issuable	Weighted average grant date fair value
Unvested units as of December 31, 2020	953,145	$6.52
Granted	50,251	7.21
Vested	(404,384)	6.51
Unvested units as of September 30, 2021	599,012	$6.59

The following tables present the detail of the granted and vested RSUs and stock awards for the periods indicated:

	Nine Months Ended September 30,			Nine Months Ended September 30,
Granted	2021	2020	Vested	2021	2020
Directors	50,251	56,485	Directors	50,251	56,485
Employees (1)	—	469,257	Employees	354,133	474,721
Total Granted	50,251	525,742	Total Vested	404,384	531,206
			Taxes	(34,828)	(53,438)
			Net Vested	369,556	477,768
(1)    Includes 256,619 shares that vest ratably over three years and 212,638 shares that cliff vest in February 2023 for the nine months ended September 30, 2020.

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2021
(in thousands, except share data)

Tiptree Senior Management Incentive Plan

On August 4, 2021, a total of 3,500,000 Performance Restricted Stock Units (PRSUs) were awarded to members of the Company’s senior management. The PRSUs have a 10-year term and are subject to the recipient’s continuous service and a market requirement. A portion of the PRSUs will generally vest upon the achievement of each of five Tiptree share price target milestones ranging from $15 to $60, adjusted for dividends paid, within five pre-established determination periods (subject to a catch-up vesting mechanism) occurring on the second, fourth, sixth, eighth and tenth anniversaries of the grant date.

Upon vesting, the Company will issue shares or if shares are not available under the 2017 Equity Plan, then the Company may in its sole discretion instead deliver cash equal to the fair market value of the underlying shares. As of September 30, 2021, the Company does not have sufficient shares available in the 2017 Equity Plan to settle the PRSUs awarded; as such, the PRSUs are classified as liability awards and will be remeasured at each reporting date until the date of settlement, and expensed using the straight-line method over the requisite service period.

The fair value of the PRSUs are estimated on the date of grant and at each subsequent reporting date using a Black-Scholes-Merton option pricing formula embedded within a Monte Carlo model used to simulate the future stock prices of the Company, which assumes that the market requirement is achieved. The historical volatility is computed based on historical daily returns of the Company’s stock price simulated over the performance period using a lookback period of 10 years. The valuation is done under a risk-neutral framework using the 10-year zero-coupon risk-free interest rate derived from the Treasury Constant Maturities yield curve on the reporting date. The current quarterly dividend rates in effect as of the reporting date are used to calculate a spot dividend yield for use in the model.

The following table presents the assumptions used to remeasure the fair value of the PRSUs as of September 30, 2021, which were granted in 2021 and classified as liability awards.

Valuation Input	Nine Months Ended September 30, 2021
	Assumption	Average
Historical volatility	34.29%	34.43%
Risk-free rate	1.55%	1.38%
Dividend yield	1.59%	1.40%
Cost of Equity	9.84%	9.88%
Expected term (years)	10	10

As of September 30, 2021, all PRSUs are unvested.

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

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2021
(in thousands, except share data)

The following table presents changes to the issuances of subsidiary awards under the subsidiary incentive plans for the periods indicated:

Grant date fair value of equity shares issuable
Unvested balance as of December 31, 2020	$4,305
Granted	1,278
Vested	(3,466)
Unvested balance as of September 30, 2021	$2,117

During the nine months ended September 30, 2021, vested subsidiary awards were exchanged for 1,158,009 shares of Tiptree common stock and $50 in cash, for a total exchange award value of $12,168. Additionally, vested subsidiary units were repurchased under the subsidiary purchase plan for cash of $1,079. During the nine months ended September 30, 2020, vested subsidiary awards were exchanged for cash, for a total exchange award value of $1,807.

The net vested balance of subsidiary awards eligible for exchange as of September 30, 2021 translates to 1,875,284 shares of Tiptree common stock.

Stock Option Awards

Tiptree Corporate Incentive Plans

Option awards have been granted to the Executive Committee with an exercise price equal to the fair market value of our common stock on the date of grant. The option awards have a 10-year term and are subject to the recipient’s continuous service, a market requirement, and vest one third on each of the three, four, and five year anniversaries of the grant date. The market requirement is the Company's 20-day volume weighted average per share trading price plus actual cash dividends paid following issuance of the option that exceeds the book value on the option grant date. If the service condition is met, the full amount of the compensation expense will be recognized over the appropriate vesting period whether the market requirement is met or not. The options granted after 2017 include a retirement provision and are amortized over the lesser of the service condition or expected retirement date. There were no options granted during the nine months ended September 30, 2021. Book value targets for grants in 2020, 2019, 2018, 2017 and 2016 are $11.52, $10.79, $9.97, $10.14 and $8.96, respectively.

During the nine months ended September 30, 2021, book value targets for all outstanding options were achieved.

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

There were no stock option awards granted in 2021. The following table presents the assumptions used to estimate the fair values of the stock options granted in 2020.

Valuation Input (1)	Nine Months Ended September 30, 2020
	Assumption	Average
Historical volatility	27.60%	N/A
Risk-free rate	1.51%	N/A
Dividend yield	2.20%	N/A
Expected term (years)		7.0
(1) Not applicable for the nine months ended September 30, 2021 as there were no new grants during the period.

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2021
(in thousands, except share data)

The following table presents the Company's stock option activity for the current period:

	Options outstanding	Weighted average exercise price (in dollars per stock option)	Weighted average grant date value (in dollars per stock option)	Options exercisable
Balance, December 31, 2020	1,715,619	$6.49	$2.29	—

Balance, September 30, 2021	1,715,619	$6.49	$2.29	712,542

Weighted average remaining contractual term at September 30, 2021 (in years)	6.4

Stock Based Compensation Expense

The following table presents total stock based compensation expense and the related income tax benefit recognized on the condensed consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Employee compensation and benefits (1)	$1,401	$2,287	$3,372	$5,750
Director compensation	103	202	345	408
Income tax benefit	(316)	(538)	(781)	(1,330)
Net stock based compensation expense	$1,188	$1,951	$2,936	$4,828
(1) Includes $350 related to liability awards recorded in other liabilities as of September 30, 2021.

Additional information on total non-vested stock based compensation is as follows:

	As of September 30, 2021
	Stock options	Restricted stock awards and RSUs	Performance Restricted Stock Units
Unrecognized compensation cost related to non-vested awards	$297	$2,988	$10,191
Weighted - average recognition period (in years)	1.02	0.68	3.23

(20) Income Taxes

The following table presents the Company’s provision (benefit) for income taxes reflected as a component of income (loss):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2021		2020		2021		2020
Total income tax expense (benefit)	$237		$(844)		$11,416		$(22,030)

Effective tax rate (ETR)	6.6%	(1)	(6.1)%	(2)	21.0%	(3)	34.7%	(4)
(1)    Lower than the U.S. federal statutory income tax rate of 21% primarily from the impact of the effect of foreign operations and discrete items, partially offset by state taxes.
(2)    Lower than the U.S. federal statutory income tax rate of 21% due to the effect of discrete items, including expected refunds arising from the CARES Act.
(3)     Equal to the U.S. federal statutory income tax rate of 21% due to the impact of state taxes offset by other discrete items.
(3)    Higher than the U.S. federal statutory income tax rate of 21% due to the effect of state rates and other discrete items.

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2021
(in thousands, except share data)

(21) Commitments and Contingencies

Operating Leases

All leases are office space leases and are classified as operating leases that expire through 2031. Some of our office leases include the option to extend for up to 5 years or less at management’s discretion. Such extension options were not included in the measurement of the lease liability. Below is a summary of our right of use asset and lease liability as of September 30, 2021:

As of
September 30, 2021
Right of use asset - Operating leases	$24,838

Operating lease liability	$30,407

Weighted-average remaining lease term (years)	7.0

Weighted-average discount rate (1)	7.5%
(1)    Discount rate was determined by applying available market rates to lease obligations based upon their term.

As of September 30, 2021, the approximate aggregate minimum future lease payments required for our lease liability over the remaining lease periods are as follows:

September 30, 2021
Remainder of 2021	$2,195
2022	7,855
2023	7,074
2024	6,170
2025	5,557
2026 and thereafter	18,645
Total minimum payments	47,496
Less: liabilities held for sale	(650)
Less: present value adjustment	(16,439)
Total	$30,407

The following table presents rent expense for the Company’s office leases recorded on the condensed consolidated statements of operations for the following periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Rent expense for office leases (1)	$2,074	$959	$6,520	$5,196
(1)     Includes lease expense of $134 for the three months ended September 30, 2020, and $306 and $374 for the nine months ended September 30, 2021 and 2020, respectively, for assets held for sale.

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
September 30, 2021
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

The following table presents a reconciliation of basic and diluted net income per common share for the following periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net income (loss)	$3,347	$14,741	$43,035	$(41,390)
Less:
Net income (loss) attributable to non-controlling interests	1,339	1,978	4,477	2,038
Net income allocated to participating securities	35	351	725	—
Net income (loss) attributable to Tiptree Inc. common shares - basic	1,973	12,412	37,833	(43,428)

Effect of Dilutive Securities:
Securities of subsidiaries	(73)	(461)	(905)	—
Adjustments to income relating to exchangeable interests, net of tax	1	—	1,820	—
Net income (loss) attributable to Tiptree Inc. common shares - diluted	$1,901	$11,951	$38,748	$(43,428)

Weighted average number of shares of common stock outstanding - basic	33,558,106	33,684,301	32,963,451	34,076,837
Weighted average number of incremental shares of common stock issuable from exchangeable interests and contingent considerations	574,076	—	2,061,760	—
Weighted average number of shares of common stock outstanding - diluted	34,132,182	33,684,301	35,025,211	34,076,837

Basic net income (loss) attributable to common shares	$0.06	$0.37	$1.15	$(1.27)
Diluted net income (loss) attributable to common shares	$0.06	$0.35	$1.11	$(1.27)

(23) Related Party Transactions

Corvid Peak is a related party of the Company because Corvid Peak is deemed to be controlled by Michael Barnes, the Company’s Executive Chairman. The Company is invested in a fund managed by Corvid Peak (the “Corvid Peak Fund”) and Corvid Peak manages investment portfolio accounts of Fortegra and certain of its subsidiaries under an investment advisory agreement (the “IAA”). With respect to the Corvid Peak Fund, the Company incurred $185 and $230 of management and incentive fees for the three months ended September 30, 2021 and 2020, respectively and $769 and $667 of management and incentive fees for the nine months ended September 30, 2021 and 2020, respectively. Beginning January 1, 2021, Tiptree has

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2021
(in thousands, except share data)

been allocated 10.2% of certain profits interests earned by Corvid Peak with an additional 10.2% interest for each of the next consecutive four years, so that, as of January 1, 2025, Tiptree’s percentage interest will be 51%.

Pursuant to the Transition Services Agreement, Tiptree and Corvid Peak have mutually agreed to provide certain services to one another. Payments under the Transition Services Agreement in the nine months ended September 30, 2021 and 2020 were not material.

Pursuant to the Emeritus Agreement, Tiptree agreed to provide Mr. Inayatullah, a greater than 5% stockholder of the Company, office space and support services, and reimburse Mr. Inayatullah for a portion of benefit expenses in exchange for advice and other consulting services as requested by the Company’s Executive Committee. Transactions related to the Emeritus Agreement in the nine months ended September 30, 2021 and 2020 were not material.

(24) Subsequent Events

On October 11, 2021, the Company and Fortegra entered into a Securities Purchase Agreement (the “Purchase Agreement”) with WP Falcon Aggregator, L.P., (“Purchaser”), a Delaware limited partnership affiliated with funds advised or managed by Warburg Pincus LLC, pursuant to which, Fortegra has committed to convert to a Delaware corporation and issue and sell, and the Purchaser agreed to purchase, a combination of (i) shares of common stock, par value $0.01 (“Common Stock”) of Fortegra, (ii) warrants to purchase shares of Common Stock, (iii) shares of Series A Preferred Stock of Fortegra and (iv) additional warrants to acquire Common Stock, for an aggregate purchase price of $200 million, in one or more fundings. Proceeds from the transactions are expected to be used to repay certain indebtedness, and to further capitalize Fortegra. The consummation of the transactions contemplated by the Purchase Agreement is subject to the satisfaction of customary closing conditions, including filings with, and approvals from, insurance and other relevant regulatory agencies.

On November 2, 2021, the Company’s board of directors declared a quarterly cash dividend of $0.04 per share to holders of common stock with a record date of November 22, 2021, and a payment date of November 29, 2021.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations is presented in this section as follows:

•Overview
•Results of Operations
•Non-GAAP Measures and Reconciliations
•Liquidity and Capital Resources
•Critical Accounting Policies and Estimates
•Off-Balance Sheet Arrangements

OVERVIEW

Tiptree is a holding company that allocates capital across a broad spectrum of businesses, assets and other investments. Our largest operating subsidiary, Fortegra, along with its subsidiaries, is a leading provider of specialty insurance underwriting, warranty and service contract products, and related service solutions. We also generate earnings from a diverse group of select investments that we refer to as Tiptree Capital, which includes our Mortgage segment and other, non-insurance businesses and assets. We evaluate performance primarily by the comparison of shareholders’ long-term total return on capital, as measured by growth in stock price plus dividends paid, in addition to Adjusted Net Income and Adjusted EBITDA.

Highlights for the first nine months of 2021 include:

Overall:
•Net income of $38.6 million increased from a net loss of $43.4 million in 2020, which was driven by growth in insurance, mortgage and shipping operations, in addition to realized and unrealized gains on investments as compared to losses in 2020.
•Adjusted net income increased 33.4% to $47.0 million, from $35.2 million in 2020, driven by improvement in insurance, mortgage and shipping operations. Adjusted return on average equity was 16.2%, as compared to 12.2% in 2020.
•On October 12, 2021, Tiptree announced a $200 million strategic investment in its insurance subsidiary, Fortegra, by Warburg Pincus, a leading global growth investor. The investment will give Warburg Pincus an approximate 24% ownership in Fortegra on an as converted basis and is expected to close in the first quarter 2022, subject to regulatory approvals.

Insurance:
•Gross written premiums and premium equivalents were $1,689.6 million for the nine months ended September 30, 2021, as compared to $1,176.0 million for the nine months ended September 30, 2020, up 43.7% as a result of growth in admitted and surplus insurance lines as well as growth in fee-based warranty programs.
•Total revenues increased 49.6% to $721.5 million, from $482.3 million in 2020, driven by increases in earned premiums, net, service and administrative fees, and net realized and unrealized gains as compared to losses in the prior year period.
•The combined ratio improved to 91.0%, as compared to 92.1% in 2020, driven by the continued scalability of Fortegra’s technology and shared service platform, which improved the expense ratio, while the underwriting ratio remained stable.
•Income before taxes of $49.6 million increased by $49.2 million as compared to $0.4 million in 2020. Return on average equity was 17.3% in 2021 as compared to 1.5% in 2020. The increase in both metrics was driven by revenue growth and an improved combined ratio, in addition to net realized and unrealized gains on investments as compared to losses in the prior year.
•Adjusted net income increased 55.5% to $46.4 million, as compared to $29.8 million in 2020. Adjusted return on average equity was 20.9%, as compared to 14.2% in 2020. The increase in both metrics was driven by revenue growth and the improved combined ratio.
•As of September 30, 2021, total investments combined with cash and cash equivalents were $832.1 million, as compared to $651.2 million as of September 30, 2020. As of September 30, 2021, 82% of the portfolio was invested in high-credit quality fixed income securities with an average S&P rating of AA and a weighted average duration of 2.8 years.

Tiptree Capital:
•Mortgage income before taxes was $25.1 million in 2021, as compared to $20.8 million in 2020, with the increase driven by higher servicing fees and positive fair value adjustments on the mortgage servicing portfolio. Return on average equity was 44.4% in the 2021 period.
•Maritime transportation income before taxes was $7.7 million in 2021, as compared to $1.0 million in 2020, with the increase driven by a rise in dry-bulk charter rates.

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

Fortegra generally offers products which have low severity but high frequency loss experiences and are short duration. As a result, the business has historically generated significant fee-based revenues. In general, the types of products Fortegra offers tend to have limited aggregation risk and, thus, limited exposure to catastrophic and residual risk. Underwriting risk is mitigated through a combination of reinsurance and retrospective commission structures with agents, distribution partners and/or third-party reinsurers. To mitigate counterparty risk, Fortegra ensures its distribution partners’ captive reinsurance entities are over-collateralized with highly liquid investments, primarily cash and cash equivalents. Insurance results primarily depend on pricing, underwriting, risk retention and the accuracy of reserves, reinsurance arrangements, returns on invested assets, and policy and contract renewals and run-off. While Fortegra’s insurance operations have historically maintained a relatively stable combined ratio which support steady earnings, initiatives to change the business mix along with economic factors could generate different results than the business has historically experienced. We believe there will continue to be growth opportunities to expand Fortegra’s specialty insurance and warranty business model to other niche products and markets.

Fortegra’s investment portfolio primarily serves as a source to pay claims and secondarily as a source of income for operations. Investments include fixed maturity securities, loans, credit investment funds, and equity securities. Many investments are held at fair value. Changes in fair value for loans, credit investment funds, and equity securities are reported quarterly as unrealized gains or losses in revenues and can be impacted by changes in interest rates, credit risk, or market risk, including specific company or industry factors. Our equity holdings are relatively concentrated. General equity market trends, along with company and industry specific factors, can impact the fair value which can result in unrealized gains and losses affecting our results.

Our businesses can also be impacted in various ways by changes in interest rates, which can result in fluctuations in the fair value of investments, revenues associated with floating rate investments, volume and revenues in mortgage operations and interest expense associated with floating rate debt used to fund operations. Rising interest rates could impact the value of certain fixed income securities, with any unrealized losses recorded in equity, and if realized, could impact our results of operations. Offsetting the impact of a rising interest rate environment, new investments in fixed rate instruments from both maturities and portfolio growth can result in higher interest income on investments over time. In declining interest rate environments, the opposite impacts could occur. In addition, certain investments are LIBOR based, which has resulted in lower investment income during the recent period of extended low rates. Rising interest rates can also impact the cost of LIBOR based debt obligations, while declining rates can decrease the cost of debt. Our secured revolving and term credit agreements, preferred trust securities and asset-based revolving financing are all floating rate obligations.

Authorities that regulate LIBOR have announced plans to phase out LIBOR by the end of 2021, such that LIBOR may cease to exist as a benchmark for floating interest rates. The Federal Reserve Board and the Federal Reserve Bank of New York organized the Alternative Reference Rates Committee, which identified the Secured Overnight Financing Rate (SOFR) as its preferred alternative rate for USD-LIBOR. We are not able to predict when LIBOR will cease to be available or when there will be sufficient liquidity in the SOFR markets as a replacement reference rate. Such uncertainty may result in a sudden or prolonged increase or decrease in reported LIBOR and/or its replacement rate. To address the phase out of LIBOR, the agreements for substantially all of our debt facilities include a mechanism to replace LIBOR with an alternative reference rate under specified circumstances, whether that replacement is SOFR or another benchmark. If future rates based upon the successor reference rate are higher than LIBOR rates as currently determined due to illiquidity or other factors, our interest expense could increase.

Low mortgage rates due to the Federal Reserve intervention in mortgage markets and rising home prices in certain markets, has resulted in a combination of higher mortgage volumes and margins beginning in the second quarter of 2020 and continuing into the first nine months of 2021, which has been a benefit to mortgage operations. The recent low interest rate environment also benefits interest cost on debt, although corporate debt remains above current LIBOR rates. There can be no assurance that these positive trends will continue, the reversal of which could have a materially negative impact on our results of operations, and which may only be partially mitigated by the benefit to LIBOR based investments.

Common shares of Invesque represent a significant asset on our condensed consolidated balance sheet, both as part of insurance investments and separately in Tiptree Capital. Our investment in Invesque, which operates in the seniors housing, skilled nursing and medical office industries, is carried on our condensed consolidated balance sheet at fair value. In April 2020, in response to the uncertainty in the industry, Invesque suspended its dividend to conserve liquidity. In combination with the impact of the COVID-19 pandemic on occupancy rates, Invesque’s stock declined significantly, which had a material impact on the carrying value of the investment and results of operations. While their stock price and the value of the investment increased in the first nine months of 2021, any additional declines in the fair value of Invesque’s common stock could have a significant impact on our results of operations and the value of the investment.

The maritime transportation industry is highly competitive and fragmented. Demand for shipping capacity is a function of global economic conditions and the related demand for commodities, production and consumption patterns, and is affected by events which interrupt production, trade routes, and consumption. The shipping industry is cyclical with high volatility in charter hire rates and profitability, which can change rapidly. General global economic conditions, along with company and industry specific factors, are expected to continue to impact the fair value of our vessels and associated operating results. While there is a current imbalance in supply and demand for shipping capacity, which has led to a cyclical high in dry-bulk charter rates, a change in those factors and/or changes in global economic conditions could result in substantially lower charter rates, which could negatively impact our results of operations and the carrying value of our vessels.

RESULTS OF OPERATIONS
The following is a summary of our condensed consolidated financial results for the three and nine months ended September 30, 2021 and 2020. In addition to GAAP results, management uses the Non-GAAP measures Adjusted net income, Adjusted return on average equity, Adjusted EBITDA and book value per share as measurements of operating performance. Management believes these measures provide supplemental information useful to investors as they are frequently used by the financial community to analyze financial performance and comparison among companies. Management uses Adjusted net income and adjusted return on average equity as part of its capital allocation process and to assess comparative returns on invested capital. Adjusted EBITDA is also used in determining incentive compensation for the Company’s executive officers. Adjusted net income represents income before taxes, less provision (benefit) for income taxes, and excluding the after-tax impact of various expenses that we consider to be unique and non-recurring in nature, stock-based compensation, net realized and unrealized gains (losses), and intangibles amortization associated with purchase accounting. The Company defines Adjusted EBITDA as GAAP net income of the Company plus corporate interest expense, plus income taxes, plus depreciation and amortization expense, less the effects of purchase accounting, plus non-cash fair value adjustments, plus significant non-recurring expenses, and plus unrealized gains (losses) on available for sale securities that are reported in other comprehensive income. Adjusted net income, Adjusted return on average equity and Adjusted EBITDA are not measurements of financial performance or liquidity under GAAP and should not be considered as an alternative or substitute for GAAP net income. See “Non-GAAP Reconciliations” for a reconciliation of these measures to their GAAP equivalents.

Selected Key Metrics

($ in thousands, except per share information)	Three Months Ended September 30,		Nine Months Ended September 30,
GAAP:	2021	2020	2021	2020
Total revenues	$286,605	$224,041	$880,980	$552,906
Net income (loss) attributable to common stockholders	$2,008	$12,763	$38,558	$(43,428)
Diluted earnings per share	$0.06	$0.35	$1.11	$(1.27)
Cash dividends paid per common share	$0.04	$0.04	$0.12	$0.12
Return on average equity	3.3%	16.6%	14.8%	(14.3)%

($ in thousands, except per share information)	Three Months Ended September 30,		Nine Months Ended September 30,
GAAP:	2021	2020	2021	2020
Non-GAAP: (1)
Adjusted net income	$20,730	$17,807	$47,010	$35,240
Adjusted return on average equity	20.5%	20.1%	16.2%	12.2%
Adjusted EBITDA	$12,356	$20,317	$84,594	$(32,789)
Book value per share	$11.37	$10.36	$11.37	$10.36
(1)    See “—Non-GAAP Reconciliations” for a discussion of non-GAAP financial measures.

Revenues

For the three months ended September 30, 2021, revenues were $286.6 million, which increased $62.6 million or 27.9% compared to the prior year period, primarily driven by growth in earned premiums, net, and service and administrative fees in the insurance business, partially offset by increased net realized and unrealized losses on Invesque and other investments in the 2021 period compared to the 2020 period.

For the nine months ended September 30, 2021, revenues were $881.0 million, which increased $328.1 million, or 59.3% compared to the prior year period, primarily driven by growth in earned premiums, net, and service and administrative fees in the insurance business, increased revenues from our mortgage servicing portfolio, and net realized and unrealized gains on Invesque and other investments in the 2021 period compared to losses in the 2020 period.

The combination of unearned premiums and deferred revenues on the condensed consolidated balance sheet grew to $1,564.4 million, representing an increase of $413.1 million, or 35.9%, from September 30, 2020 to September 30, 2021 as a result of Fortegra’s growth in gross written premiums and premium equivalents, primarily related to admitted and excess and surplus (E&S) insurance lines as well as warranty service contracts.

The table below provides a break down between net realized and unrealized gains and losses from Invesque and other securities which impacted our consolidated results on a pre-tax basis. Many investments are carried at fair value and marked to market through unrealized gains and losses. As a result, we expect earnings relating to these investments to be relatively volatile between periods. Fixed income securities are primarily marked to market through AOCI in stockholders’ equity and do not impact net realized and unrealized gains and losses until they are sold.

($ in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net realized and unrealized gains (losses)(1)	$(4,267)	$2,310	$9,345	$(16,270)
Net realized and unrealized gains (losses) - Invesque	$(12,566)	$(9,170)	$4,246	$(79,774)
(1)    Excludes Invesque and Mortgage realized and unrealized gains and losses.

Net Income (Loss) Attributable to common stockholders

For the three months ended September 30, 2021, net income attributable to common stockholders was $2.0 million, a decrease of $10.8 million, driven by increased net realized and unrealized losses in the current period, partially offset by improvement in insurance and shipping revenues. For the nine months ended September 30, 2021, net income attributable to common stockholders was $38.6 million, an increase of $82.0 million from a net loss of $43.4 million for the nine months ended September 30, 2020, primarily driven by net realized and unrealized gains on Invesque and other investments in the 2021 period compared to losses in the 2020 period, in addition to growth in Fortegra’s underwriting and fee operations, increased revenues from our mortgage servicing portfolio and improvement in dry-bulk shipping rates.

Adjusted net income & Adjusted return on average equity - Non-GAAP

Adjusted net income for the three months ended September 30, 2021 was $20.7 million, an increase of $2.9 million, or 16.4%, from the three months ended September 30, 2020. For the three months ended September 30, 2021, adjusted return on average equity was 20.5%, as compared to 20.1% at September 30, 2020, with the increase in both metrics driven by improved performance in our insurance and shipping operations.

Adjusted net income for the nine months ended September 30, 2021 was $47.0 million, an increase of $11.8 million, or 33.4%, from the nine months ended September 30, 2020. For the nine months ended September 30, 2021, adjusted return on average equity was 16.2%, as compared to 12.2% at September 30, 2020, with the increase in both metrics driven by improved performance in our insurance, mortgage and shipping operations.

Adjusted EBITDA - Non-GAAP

Adjusted EBITDA for the three months ended September 30, 2021 was $12.4 million, a decrease of $8.0 million from 2020, driven by net realized and unrealized losses on Invesque and other investments. Adjusted EBITDA for the nine months ended September 30, 2021 was $84.6 million, an increase of $117.4 million from 2020, driven by realized and unrealized gains in the 2021 period compared to losses in the 2020 period, in addition to the improved operating performance noted above.

Book Value per share - Non-GAAP

Total stockholders’ equity was $402.1 million as of September 30, 2021 compared to $373.5 million as of December 31, 2020. In the nine months ended September 30, 2021, Tiptree returned $6.8 million to stockholders through share repurchases and dividends paid. Book value per share for the period ended September 30, 2021 was $11.37, an increase from book value per share of $10.36 as of September 30, 2020. The key drivers of the increase over the past four quarters were net income per share and the purchase of 1.4 million shares at a discount to book value partially offset by dividends paid of $0.16 per share, and issuance of shares related to warrants and vested subsidiary awards.

Results by Segment
We classify our business into two reportable segments, Insurance and Mortgage, with the remainder of our operations aggregated into Tiptree Capital - Other. Corporate activities include holding company interest expense, corporate employee compensation and benefits, and other expenses, including, but not limited to, public company expenses. For the three and nine months ended September 30, 2021, Mortgage has been broken out of Tiptree Capital as a reportable segment because for the year ended December 31, 2020 it met the quantitative threshold for disclosure. Prior year segments have been conformed to the current year presentation.

The following tables present the components of Revenue, Income (loss) before taxes and Adjusted net income.

($ in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenues:
Insurance	$246,706	$174,005	$721,524	$482,299
Mortgage	27,425	35,879	87,191	80,911
Tiptree Capital - other	12,474	14,157	72,265	(10,304)
Corporate	—	—	—	—
Total revenues	$286,605	$224,041	$880,980	$552,906

Income (loss) before taxes:
Insurance	$13,337	$13,447	$49,569	$418
Mortgage	6,267	14,453	25,119	20,768
Tiptree Capital - other	(4,700)	(4,978)	12,914	(59,407)
Corporate	(11,320)	(9,025)	(33,151)	(25,199)
Total income (loss) before taxes	$3,584	$13,897	$54,451	$(63,420)

Non-GAAP - Adjusted net income:
Insurance	$19,533	$12,111	$46,400	$29,835
Mortgage	3,961	11,865	15,485	19,488
Tiptree Capital - other	5,522	495	8,153	3,565
Corporate	(8,286)	(6,664)	(23,028)	(17,648)
Total adjusted net income (1)	$20,730	$17,807	$47,010	$35,240
(1)    See “—Non-GAAP Reconciliations” for a discussion of non-GAAP financial measures.

Insurance

Fortegra is a specialty insurance underwriter and service provider, which focuses on niche programs and fee-oriented services. The combination of specialty insurance underwriting, warranty and service contract products, and related service solutions delivered through a vertically integrated business model creates a blend of traditional underwriting revenues, investment income and unregulated fee revenues. The business is an agent-driven model, distributing products through independent insurance agents, consumer finance companies, online retailers, auto dealers, and regional big box retailers to deliver products that complement the consumer transaction.

The following tables present the Insurance segment results for the three and nine months ended September 30, 2021 and 2020.

Results of Operations - Three Months Ended September 30, 2021 compared to 2020

($ in thousands)	Three Months Ended September 30,
	2021	2020	Change	% Change
Revenues:
Earned premiums, net	$175,026	$116,418	$58,608	50.3%
Service and administrative fees	69,664	47,701	21,963	46.0%
Ceding commissions	2,722	5,157	(2,435)	(47.2)%
Net investment income	3,330	3,023	307	10.2%
Net realized and unrealized gains (losses)	(7,492)	659	(8,151)	NM%
Other revenue	3,456	1,047	2,409	230.1%
Total revenues	$246,706	$174,005	$72,701	41.8%
Expenses:
Net losses and loss adjustment expenses	$61,252	$42,920	$18,332	42.7%
Member benefit claims	19,579	14,818	4,761	32.1%
Commission expense	104,392	68,868	35,524	51.6%
Employee compensation and benefits	19,526	15,969	3,557	22.3%
Interest expense	4,268	3,988	280	7.0%
Depreciation and amortization	4,307	2,329	1,978	84.9%
Other expenses	20,045	11,666	8,379	71.8%
Total expenses	$233,369	$160,558	$72,811	45.3%
Income (loss) before taxes (1)	$13,337	$13,447	$(110)	(0.8)%

Key Performance Metrics:
Gross written premiums and premium equivalents	$613,113	$464,669	$148,444	31.9%
Return on average equity	13.7%	15.9%
Underwriting ratio	73.8%	74.3%
Expense ratio	15.8%	16.3%
Combined ratio	89.6%	90.6%

Non-GAAP Financial Measures (2):
Adjusted net income	$19,533	$12,111	$7,422	61.3%
Adjusted return on average equity	26.8%	17.1%
(1)    Net income was $9,943 for the three months ended September 30, 2021 compared to $11,280 for the three months ended September 30, 2020.
(2)    See “—Non-GAAP Reconciliations” for a discussion of non-GAAP financial measures.

Revenues

Earned Premiums, net

Earned premiums, net represent the earned portion of gross written and assumed premiums, less the earned portion that is ceded to third-party reinsurers under reinsurance agreements. Fortegra’s insurance policies generally have a term of six months to seven years depending on the underlying product and premiums are earned pro rata over the term of the policy. At the end of each reporting period, premiums written but not earned are classified as unearned premiums and are earned in subsequent periods over the remaining term of the policy.

Service and Administrative Fees

Service and administrative fees represent the earned portion of gross written premiums and premium equivalents, which is generated from non-insurance programs including warranty service contracts, motor club programs and other services offered as part of Fortegra’s vertically integrated product offerings. Such fees are typically positively correlated with transaction volume and are recognized as revenue when realized and earned. At the end of each reporting period, gross written premiums and premium equivalents written for service contracts not earned are classified as deferred revenue, which are earned in subsequent periods over the remaining term of the policy.

Ceding Commissions and Other Revenue

Ceding commissions and other revenue consists of commissions earned on policies written on behalf of third-party insurance companies with no exposure to the insured risk and certain fees earned in conjunction with underwriting policies. Other revenue also includes the interest income earned on the premium finance product offering.

Net Investment Income

We earn investment income on the portfolio of invested assets. Invested assets are primarily comprised of fixed maturity securities, and may also include cash and cash equivalents and equity securities. The principal factors that influence net investment income are the size of the investment portfolio, the yield on that portfolio and expenses due to external investment managers.

Net Realized and Unrealized Gains (Losses)

Net realized and unrealized gains (losses) on investments are a function of the difference between the amount received by us on the sale of a security and the security’s cost-basis, as well as any “other-than-temporary” impairments and allowances for credit losses which are recognized in earnings. In addition, equity securities are carried at fair value with unrealized gains and losses included in this line.

Revenues - Three Months Ended September 30, 2021 compared to 2020

For the three months ended September 30, 2021, total revenues increased 41.8%, to $246.7 million, as compared to $174.0 million for the three months ended September 30, 2020. Earned premiums, net of $175.0 million increased $58.6 million, or 50.3%, driven by growth in commercial, credit and warranty insurance programs. Service and administrative fees of $69.7 million increased by 46.0% driven by growth in warranty and consumer goods service contract revenues. Ceding commissions of $2.7 million decreased by $2.4 million, or 47.2%, driven by lower ceding fees as less business was ceded in certain credit insurance and collateral protection programs. Other revenues increased by $2.4 million, or 230.1%, driven by growth in premium and warranty finance product offerings.

For the three months ended September 30, 2021, 30.7% of revenues were derived from fees that were not solely dependent upon the underwriting performance of Fortegra’s insurance products, resulting in more diversified earnings. For the three months ended September 30, 2021, 80.9% of fee-based revenues were generated in non-regulated service companies, with the remainder in regulated insurance companies.

For the three months ended September 30, 2021, net investment income was $3.3 million as compared to $3.0 million in the prior year period, primarily driven by growth in investments. Net realized and unrealized losses were $7.5 million, a decrease of $8.2 million, as compared to net realized and unrealized gains of $0.7 million in the prior year period.

Expenses

Underwriting and fee expenses under insurance and warranty service contracts include losses and loss adjustment expenses, member benefit claims and commissions expense.

Net Losses and Loss Adjustment Expenses

Net losses and loss adjustment expenses represent actual insurance claims paid, changes in unpaid claim reserves, net of amounts ceded and the costs of administering claims for insurance lines. Incurred claims are impacted by loss frequency, which is a measure of the number of claims per unit of insured exposure, and loss severity, which is based on the average size of claims. Loss occurrences in insurance products are characterized by low severity and high frequency. Factors affecting loss frequency and loss severity include the volume of underwritten contracts, changes in claims reporting patterns, claims settlement patterns, judicial decisions, economic conditions, morbidity patterns and the attitudes of claimants towards settlements, and original pricing of the product for purposes of the loss ratio in relation to loss emergence over time. Losses and loss adjustment expenses are based on an actuarial analysis of the estimated losses, including losses incurred during the period and changes in estimates from prior periods.

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

Commission Expense

Commission expenses reflect commissions paid to retail agents, program administrators and managing general underwriters, net of ceding commissions received on business ceded under certain reinsurance contracts. Commission expenses are deferred and amortized to expense in proportion to the premium earned over the policy life. Commission expense is incurred on most product lines. The majority of commissions are retrospective commissions paid to agents, distributors and retailers selling the Company’s products, including credit insurance policies, warranty service contracts and motor club memberships. When claims increase, in most cases distribution partners bear the risk through a reduction in their retrospective commissions. Commission rates are, in many cases, set by state regulators, such as in credit and collateral protection programs and are also impacted by market conditions and the retention levels of distribution partners.

Operating and Other Expenses

Operating and other expenses represent the general and administrative expenses of insurance operations including employee compensation and benefits and other expenses, including, technology costs, office rent, and professional services fees, such as legal, accounting and actuarial services.

Interest Expense

Interest expense consists primarily of interest expense on corporate revolving debt, notes, preferred trust securities due June 15, 2037 (Preferred Trust Securities) and asset-based debt for premium finance and warranty service contract financing, which is non-recourse to Fortegra.

Depreciation and Amortization

Depreciation expense is primarily associated with furniture, fixtures and equipment. Amortization expense is primarily associated with purchase accounting amortization including values associated with acquired customer relationships, trade names and internally developed software and technology.

Expenses - Three Months Ended September 30, 2021 compared to 2020

For the three months ended September 30, 2021, net losses and loss adjustment expenses were $61.3 million, member benefit claims were $19.6 million and commission expense was $104.4 million, as compared to $42.9 million, $14.8 million and $68.9 million, respectively, for the three months ended September 30, 2020. The increases in net losses and loss adjustment expenses of $18.3 million, or 42.7%, and member benefit claims of $4.8 million, or 32.1%, were driven by growth in U.S. Insurance and U.S. Warranty Solutions programs. Commission expense increased by $35.5 million, or 51.6%, driven by growth in revenues and an increase in retrospective commission payments, which were partially offset by lower proportional increases in net losses and loss adjustment expenses.

For the three months ended September 30, 2021, employee compensation and benefits were $19.5 million and other expenses were $20.0 million, as compared to $16.0 million and $11.7 million, respectively, for the three months ended September 30,

2020. Employee compensation and benefits increased by $3.6 million, or 22.3%, driven by the acquisition of Sky Auto in December 2020 and investments in human capital associated with growth in admitted, E&S and warranty programs. Other expenses increased by $8.4 million, or 71.8%, driven primarily by increased marketing and advertising costs aligned with growth in revenues from Sky Auto, and increases in premium taxes, which grew in line with earned premiums.

For the three months ended September 30, 2021, interest expense was $4.3 million as compared to $4.0 million for the three months ended September 30, 2020. The increase in interest expense of $0.3 million, or 7.0%, was primarily driven by increased asset-based debt for premium and warranty finance programs.

For the three months ended September 30, 2021, depreciation and amortization expense was $4.3 million, including $3.8 million of intangible amortization related to purchase accounting associated with the acquisitions of Fortegra, Smart AutoCare and Sky Auto, as compared to $2.3 million, including $2.3 million of intangible amortization from purchase accounting related to Fortegra and Smart AutoCare for 2020.

Results of Operations - Nine Months Ended September 30, 2021 compared to 2020

($ in thousands)	Nine Months Ended September 30,
	2021	2020	Change	% Change
Revenues:
Earned premiums, net	$498,903	$344,994	$153,909	44.6%
Service and administrative fees	191,414	134,290	57,124	42.5%
Ceding commissions	8,827	16,217	(7,390)	(45.6)%
Net investment income	9,331	8,803	528	6.0%
Net realized and unrealized gains (losses)	5,004	(27,310)	32,314	NM%
Other revenue	8,045	5,305	2,740	51.6%
Total revenues	$721,524	$482,299	$239,225	49.6%
Expenses:
Net losses and loss adjustment expenses	$181,244	$125,354	$55,890	44.6%
Member benefit claims	55,954	42,407	13,547	31.9%
Commission expense	292,580	207,172	85,408	41.2%
Employee compensation and benefits	57,007	47,927	9,080	18.9%
Interest expense	13,097	11,218	1,879	16.7%
Depreciation and amortization	12,905	7,229	5,676	78.5%
Other expenses	59,168	40,574	18,594	45.8%
Total expenses	$671,955	$481,881	$190,074	39.4%
Income (loss) before taxes (1)	$49,569	$418	$49,151	NM%

Key Performance Metrics:
Gross written premiums and premium equivalents	$1,689,592	$1,176,022	$513,570	43.7%
Return on average equity	17.3%	1.5%
Underwriting ratio	74.9%	74.9%
Expense ratio	16.1%	17.2%
Combined ratio	91.0%	92.1%

Non-GAAP Financial Measures (2):
Adjusted net income	$46,400	$29,835	$16,565	55.5%
Adjusted return on average equity	20.9%	14.2%
(1)    Net income was $38,412 for the nine months ended September 30, 2021 compared to a net loss of $3,129 for the nine months ended September 30, 2020.
(2)    See “—Non-GAAP Reconciliations” for a discussion of non-GAAP financial measures.

Revenues - Nine Months Ended September 30, 2021 compared to 2020

For the nine months ended September 30, 2021, total revenues increased 49.6%, to $721.5 million, as compared to $482.3 million for the nine months ended September 30, 2020. Earned premiums, net of $498.9 million increased $153.9 million, or 44.6%, driven by growth in commercial, credit and warranty insurance programs. Service and administrative fees of $191.4 million increased by 42.5% driven by growth in warranty and consumer goods service contract revenues. Ceding commissions of $8.8 million decreased by $7.4 million, or 45.6%, driven by lower ceding fees as less business was ceded in certain credit insurance and collateral protection programs. Other revenues increased by $2.7 million, or 51.6%, driven by growth in premium and warranty finance product offerings.

For the nine months ended September 30, 2021, 28.9% of revenues were derived from fees that were not solely dependent upon the underwriting performance of Fortegra’s insurance products, resulting in more diversified earnings. For the nine months ended September 30, 2021, 80.9% of fee-based revenues were generated in non-regulated service companies, with the remainder in regulated insurance companies.

For the nine months ended September 30, 2021, net investment income was $9.3 million as compared to $8.8 million in the prior year period, driven by growth in investments, partially offset by lower interest rates. Net realized and unrealized gains were $5.0 million, an increase of $32.3 million, driven primarily by realized and unrealized gains on equity securities in the 2021 period, as compared to losses on equity securities and other investments in the 2020 period.

Expenses - Nine Months Ended September 30, 2021 compared to 2020

For the nine months ended September 30, 2021, net losses and loss adjustment expenses were $181.2 million, member benefit claims were $56.0 million and commission expense was $292.6 million, as compared to $125.4 million, $42.4 million and $207.2 million, respectively, for the nine months ended September 30, 2020. The increases in net losses and loss adjustment expenses of $55.9 million, or 44.6%, and member benefit claims of $13.5 million, or 31.9%, were driven by growth in U.S. Insurance, U.S. Warranty Solutions and Europe Warranty Solutions programs. Commission expense increased by $85.4 million, or 41.2%, in line with the growth in earned premiums, net and service and administrative fees.

For the nine months ended September 30, 2021, employee compensation and benefits were $57.0 million and other expenses were $59.2 million, as compared to $47.9 million and $40.6 million, respectively, for the nine months ended September 30, 2020. Employee compensation and benefits increased by $9.1 million, or 18.9%, driven by the acquisition of Sky Auto and investments in human capital associated with growth objectives in admitted, E&S and warranty programs. Other expenses increased by $18.6 million, or 45.8%, driven primarily by increased marketing and advertising costs aligned with growth in revenues from Sky Auto, and increases in premium taxes, which grew in line with earned premiums. Other expenses were elevated by $2.1 million and $2.2 million for the nine months ended September 30, 2021 and 2020, respectively, related to non-recurring professional and audit fees associated with preparation of the registration statement for the potential Fortegra initial public offering which was withdrawn in April 2021, and investment banking and legal expenses associated with the acquisition of Smart AutoCare in January 2020.

For the nine months ended September 30, 2021, interest expense was $13.1 million as compared to $11.2 million for the nine months ended September 30, 2020. The increase in interest expense of $1.9 million, or 16.7%, was primarily driven by higher average outstanding revolving credit borrowings and increased asset-based debt for premium and warranty finance programs.

For the nine months ended September 30, 2021, depreciation and amortization expense was $12.9 million, including $11.5 million of intangible amortization related to purchase accounting associated with the acquisitions of Fortegra, Smart AutoCare and Sky Auto, as compared to $7.2 million, including $7.0 million of intangible amortization from purchase accounting related to Fortegra and Smart AutoCare for 2020.

Key Performance Metrics

We discuss certain key performance metrics, described below, which provide useful information about our business and the operational factors underlying its financial performance.

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

The below table shows gross written premiums and premium equivalents by business mix for the three and nine months ended September 30, 2021 and 2020.

($ in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
U.S. Insurance	$392,119	$301,847	$1,095,137	$741,521
U.S. Warranty Solutions	190,874	149,269	524,568	399,373
Europe Warranty Solutions	30,120	13,553	69,887	35,128
Total	$613,113	$464,669	$1,689,592	$1,176,022

Total gross written premiums and premium equivalents for the nine months ended September 30, 2021 were $1,689.6 million as compared to $1,176.0 million in 2020. The growth of $513.6 million, or 43.7%, is driven by a combination of factors including growing Fortegra’s distribution partner network, expanding admitted and E&S insurance lines, and increasing penetration through the warranty acquisitions of Smart AutoCare (January 2020) and Sky Auto (December 2020). Additionally, certain distribution partners were impacted by COVID-19 shutdowns in the second and third quarters 2020, providing for a more favorable period over period comparison.

For the nine months ended September 30, 2021, U.S. Insurance increased by $353.6 million, or 47.7%, driven by growth in commercial, credit, collateral protection and warranty insurance lines. For the nine months ended September 30, 2021, U.S. Warranty Solutions increased by $125.2 million, or 31.3%, driven by growth in auto and consumer goods service contracts, including the acquisition of Sky Auto. Europe Warranty Solutions increased by $34.8 million, or 98.9%, driven by growth in auto and consumer goods warranty programs.

The growth in gross written premiums and premium equivalents, combined with higher retention in select products for the nine months ended September 30, 2021, has resulted in an increase of $413.1 million, or 35.9%, in unearned premiums and deferred revenue on the condensed consolidated balance sheets as compared to September 30, 2020. As of September 30, 2021, unearned premiums and deferred revenues were $1,564.4 million, as compared to $1,151.3 million as of September 30, 2020.

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

A combined ratio under 100% generally indicates an underwriting profit. A combined ratio over 100% generally indicates an underwriting loss. These ratios are commonly used in the insurance industry as a measure of underwriting profitability, excluding earnings on the insurance portfolio. Investors commonly use these measures to compare underwriting performance among companies separate from the performance of the investment portfolio. Management uses these measures to compare the profitability of various products underwritten as well as profitability among programs between various agents and sales channels.

The combined ratio was 91.0% for the nine months ended September 30, 2021, which consisted of an underwriting ratio of 74.9% and an expense ratio of 16.1%, as compared to 92.1%, 74.9% and 17.2%, respectively, for the nine months ended

September 30, 2020. The improvement in the combined ratio year over year is primarily driven by the continued scalability of the technology and shared service platform, decreasing the expense ratio.

Return on Average Equity

Return on average equity is expressed as the ratio of net income to average stockholders’ equity during the period. Management uses this ratio as a measure of the on-going performance of the totality of the Company’s operations.

Return on average equity was 17.3% for the nine months ended September 30, 2021, as compared to 1.5% for the nine months ended September 30, 2020, with the increase in net income and annualized return on average equity driven by revenue growth and an improved combined ratio, in addition to net realized and unrealized gains in the 2021 period compared to net realized and unrealized losses in the 2020 period.

Non-GAAP Financial Measures

Underwriting and Fee Revenues and Underwriting and Fee Margin - Non-GAAP(1)

In order to better explain to investors the underwriting performance of the Company’s programs and the respective retentions between the Company and its agents and reinsurance partners, we use the non-GAAP metrics – underwriting and fee revenues and underwriting and fee margin. Underwritten exposures are managed using both reinsurance (e.g., quota share and excess of loss) and retrospective commission agreements with Fortegra’s agents (e.g., commissions paid are adjusted based on the actual underlying losses incurred). Period-over-period comparisons of revenues and expenses are often impacted by the agents and their PORC’s choice as to their risk retention appetite, specifically earned premiums, net, service and administration fees, ceding commissions, and other revenue, all components of revenue, and losses and loss adjustment expenses, member benefit claims, and commissions paid to Fortegra’s agents and reinsurers. Generally, when losses are incurred, the risk which is retained by Fortegra’s agents and reinsurers is reflected in a reduction in commissions paid.

Underwriting and fee revenues represents total revenues excluding net investment income, net realized and unrealized gains (losses). See “—Non-GAAP Reconciliations” for a reconciliation of underwriting and fee revenues to total revenues in accordance with GAAP.

Underwriting and fee margin represents income before taxes excluding net investment income, net realized and unrealized gains (losses), employee compensation and benefits, other expenses, interest expense and depreciation and amortization. Fortegra’s products and services are delivered on a vertically integrated basis to its agents. As such, underwriting and fee margin exclude general and administrative expenses, interest income, depreciation and amortization and other corporate expenses, including income taxes, as these corporate expenses support the vertically integrated delivery model and are not specifically supporting any individual business line. See “—Non-GAAP Reconciliations” for a reconciliation of underwriting and fee margin to total revenues in accordance with GAAP.

The below table shows underwriting and fee revenues and underwriting and fee margin by business mix for the three and nine months ended September 30, 2021 and 2020.

	Three Months Ended September 30,
($ in thousands)	Underwriting and Fee Revenues (1)		Underwriting and Fee Margin (1)
	2021	2020	2021	2020
U.S. Insurance	$174,995	$122,540	$37,003	$26,868
U.S. Warranty Solutions	61,342	41,250	23,455	15,007
Europe Warranty Solutions	14,531	6,533	5,185	1,842
Total	$250,868	$170,323	$65,643	$43,717
(1)    See “—Non-GAAP Reconciliations” for a discussion of non-GAAP financial measures.

Underwriting and fee revenues were $250.9 million for the three months ended September 30, 2021 as compared to $170.3 million for the three months ended September 30, 2020. Total underwriting and fee revenues increased $80.5 million, or 47.3%, driven by growth in all business lines. The increase in U.S. Insurance was $52.5 million, or 42.8%, driven by growth in commercial, credit and warranty insurance programs. The increase in U.S. Warranty Solutions was $20.1 million, or 48.7%, driven by growth in auto, consumer goods, and premium and warranty finance programs, including the acquisition of

Sky Auto. Europe Warranty Solutions increased by $8.0 million, or 122.4%, driven by growth in auto and consumer goods warranty programs.

Underwriting and fee margin was $65.6 million for the three months ended September 30, 2021 as compared to $43.7 million for the three months ended September 30, 2020. Total underwriting and fee margin increased $21.9 million, or 50.2%, driven by growth in all business lines. The total underwriting ratio of 73.8% decreased by 0.5% driven by growth and improved margins in U.S. and Europe Warranty Solutions. U.S. Insurance underwriting ratio of 78.9% increased by 0.8% driven by business mix factors. U.S. Warranty Solutions underwriting ratio of 61.8% decreased by 1.8% driven by the impact to margin from the acquisition of Sky Auto. Europe Warranty Solutions underwriting ratio of 64.3% decreased by 7.5% driven by reduced commissions expense as a percent of revenues versus the prior year period.

	Nine Months Ended September 30,
($ in thousands)	Underwriting and Fee Revenues (1)		Underwriting and Fee Margin (1)
	2021	2020	2021	2020
U.S. Insurance	$504,038	$369,230	$101,810	$77,045
U.S. Warranty Solutions	168,476	116,230	65,453	43,231
Europe Warranty Solutions	34,675	15,345	10,146	5,596
Total	$707,189	$500,805	$177,409	$125,872
(1)    See “—Non-GAAP Reconciliations” for a discussion of non-GAAP financial measures.

Underwriting and fee revenues were $707.2 million for the nine months ended September 30, 2021 as compared to $500.8 million for the nine months ended September 30, 2020. Total underwriting and fee revenues increased $206.4 million, or 41.2%, driven by growth in all business lines. The increase in U.S. Insurance was $134.8 million, or 36.5%, driven by growth in commercial, credit and warranty insurance programs. The increase in U.S. Warranty Solutions was $52.2 million, or 45.0%, driven by growth in auto, consumer goods, and premium and warranty finance programs, including the Sky Auto acquisition. Europe Warranty Solutions increased by $19.3 million, or 126.0%, driven by growth in auto and consumer goods warranty programs.

Underwriting and fee margin was $177.4 million for the nine months ended September 30, 2021 as compared to $125.9 million for the nine months ended September 30, 2020. Total underwriting and fee margin increased $51.5 million, or 40.9%, driven by growth in all business lines. Total underwriting ratio of 74.9% was stable as compared to prior year as a result of maintaining consistent profitability while growing insurance lines and warranty service contracts. U.S. Insurance underwriting ratio of 79.8% increased by 0.7% driven by change in business mix. U.S. Warranty Solutions underwriting ratio of 61.1% decreased by 1.7% driven by the impact to margin from the acquisition of Sky Auto. Europe Warranty Solutions underwriting ratio of 70.7% increased by 7.2% as the growing book of business normalized.

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

For the three months ended September 30, 2021, adjusted net income and adjusted return on average equity were $19.5 million and 26.8%, respectively, as compared to $12.1 million and 17.1%, respectively, for the three months ended September 30, 2020. The improvement in both metrics was driven by the growth in underwriting and fee revenues in addition to a 1.0 percentage point improvement in the combined ratio.

For the nine months ended September 30, 2021, adjusted net income and adjusted return on average equity were $46.4 million and 20.9%, respectively, as compared to $29.8 million and 14.2%, respectively, for the nine months ended September 30, 2020. The improvement in both metrics was driven by the growth in underwriting and fee revenues in addition to a 1.1 percentage point improvement in the combined ratio.

Net Investment Income and Net Realized and Unrealized Gains (Losses) on Investments

The insurance investment portfolio includes investments held in statutory insurance companies and in unregulated entities. The portfolios held in statutory insurance companies are subject to different regulatory considerations, including with respect to types of assets, concentration limits, affiliate transactions and the use of leverage. Fortegra’s investment strategy is designed to achieve attractive risk-adjusted returns across select asset classes, sectors and geographies while maintaining adequate liquidity to meet claims payment obligations. As such, volatility from realized and unrealized gains and losses may impact period-over-period performance. Unrealized gains and losses on equity securities and loans held at fair value impact current period net income, while unrealized gains and losses on AFS securities impact AOCI.

Net investment income includes interest and dividends, net of investment expenses, on invested assets. Net realized and unrealized gains and losses on investments are reported separately from net investment income.

For the three months ended September 30, 2021, net investment income was $3.3 million as compared to $3.0 million in the prior year period, driven by growth in investments, partially offset by lower interest rates. Net realized and unrealized losses were $7.5 million, a decrease of $8.2 million, driven by realized and unrealized losses on equity securities and other investments in the 2021 period as compared to gains in the 2020 period.

For the nine months ended September 30, 2021, net investment income was $9.3 million as compared to $8.8 million in the prior year period, driven by growth in investments, partially offset by lower interest rates. Net realized and unrealized gains were $5.0 million, an increase of $32.3 million, driven by realized and unrealized gains on equity securities in the 2021 period, as compared to losses on equity securities and other investments in the 2020 period.

Tiptree Capital

Tiptree Capital consists of our Mortgage segment, which includes the operating results of Reliance, our mortgage business, and Tiptree Capital - Other, which consists of our other non-insurance operating businesses and investments. As of September 30, 2021, Tiptree Capital - Other includes our Invesque shares, maritime transportation operations, and the mortgage operations of Luxury, which is classified as held for sale on our balance sheet.

Mortgage

Through our Mortgage operating subsidiary, Reliance, we originate, sell, securitize and service one-to-four-family, residential mortgage loans, comprised of conforming mortgage loans, Federal Housing Administration (“FHA”), Veterans Administration (“VA”), United States Department of Agriculture (“USDA”), and to a lesser extent, non-agency jumbo prime.

We are an approved seller/servicer for Federal National Mortgage Association (“Fannie Mae”) and Federal Home Loan Mortgage Corporation (“Freddie Mac”). The Company is also an approved issuer and servicer for Government National Mortgage Association (“GNMA” or “Ginnie Mae”). The Company originates residential mortgage loans through its retail distribution channel (directly to consumers) in 39 states and the District of Columbia as of September 30, 2021.

The following tables present the Mortgage segment results for the three and nine months ended September 30, 2021 and 2020.

Results of Operations

($ in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenues:
Net realized and unrealized gains (losses)	$22,651	$31,892	$73,454	$69,733
Other revenue	4,774	3,987	13,737	11,178
Total revenues	$27,425	$35,879	$87,191	$80,911
Expenses:
Employee compensation and benefits	$14,382	$15,893	$42,849	$43,240
Interest expense	276	251	837	891
Depreciation and amortization	218	239	670	715
Other expenses	6,282	5,043	17,716	15,297
Total expenses	$21,158	$21,426	$62,072	$60,143
Income (loss) before taxes	$6,267	$14,453	$25,119	$20,768

Key Performance Metrics:
Return on average equity	36.5%	101.1%	44.4%	51.8%
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

Revenues - Three and Nine Months Ended September 30, 2021 compared to 2020

For the three months ended September 30, 2021, we funded $385.0 million of loans, compared to $440.1 million for 2020, a decrease of $55.1 million, or 12.5%. The decrease in origination volumes is driven by lower mortgage refinancing levels across the industry as compared to cyclical highs observed in 2020. Gain on sale margins decreased to 5.5% for the three months ended September 30, 2021, down approximately 130 basis points from 6.8% for the three months ended September 30, 2020. Net realized and unrealized gains for the three months ended September 30, 2021 were $22.7 million, compared to $31.9 million for 2020, a decrease of $9.2 million or 29.0%. The primary drivers of the decreased gains on sale revenues were decreases in origination volumes and gain on sale margins, relative to the third quarter of 2020, partially offset by positive fair value adjustments in mortgage servicing rights of $1.1 million as interest rates increased in the third quarter 2021 relative to the prior period. Other revenue for the three months ended September 30, 2021 was $4.8 million, compared to $4.0 million for 2020, an increase of $0.8 million or 19.7% driven by increased servicing fees associated with increased loans serviced.

For the nine months ended September 30, 2021, we funded $1,180.8 million of loans, compared to $1,186.3 million for 2020, a decrease of $5.5 million, or 0.5%. Origination volumes in the 2021 and 2020 periods were primarily attributed to the lower interest rate environment and rising home prices. Gain on sale margins also decreased to 5.7% for the nine months ended

September 30, 2021, down approximately 50 basis points from 6.2% for the nine months ended September 30, 2020. Net realized and unrealized gains for the nine months ended September 30, 2021 were $73.5 million, compared to $69.7 million for 2020, an increase of $3.7 million or 5.3%. The primary driver of increased gain on sale revenues was positive fair value adjustments in mortgage servicing rights of $5.1 million as interest rates increased from year-end 2020, partially offset by slightly lower volumes and margins. Other revenue for the nine months ended September 30, 2021 was $13.7 million, compared to $11.2 million for 2020, an increase of $2.6 million or 22.9% driven primarily by higher servicing fees from an increase in loans serviced.

Expenses

Employee Compensation and Benefits

Employee compensation and benefits includes salaries, commissions, benefits, bonuses, other incentive compensation and related taxes for employees. Commissions expense for sales staff generally varies with loan origination volumes.

Interest Expense

Interest expense represents borrowing costs under warehouse and other credit facilities used primarily to fund loan originations. Amortization of deferred financing costs, including commitment fees, is included in interest expense.

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

Expenses - Three and Nine Months Ended September 30, 2021 compared to 2020

For the three months ended September 30, 2021, employee compensation and benefits was $14.4 million, compared to $15.9 million in 2020, a decrease of $1.5 million or 9.5%. This decrease was driven primarily by reduced commissions on lower origination volumes, in addition to decreased incentive compensation. For the three months ended September 30, 2021 and 2020, interest expense was $0.3 million and depreciation and amortization expense was $0.2 million. For the three months ended September 30, 2021, other expenses were $6.3 million compared to $5.0 million in 2020, with the $1.2 million increase driven by increased loan origination expenses, including marketing costs.

For the nine months ended September 30, 2021, employee compensation and benefits was $42.8 million, compared to $43.2 million in 2020, a decrease of $0.4 million or 0.9%. This decrease was driven primarily by reduced commissions on lower origination volumes. For the nine months ended September 30, 2021, interest expense was $0.8 million compared to $0.9 million in 2020. For the nine months ended September 30, 2021 and 2020, depreciation and amortization expense was $0.7 million. For the nine months ended September 30, 2021, other expenses were $17.7 million compared to $15.3 million in 2020 with the $2.4 million increase driven by increased loan origination expenses, including marketing costs.

Income (loss) before taxes

Income before taxes for the three months ended September 30, 2021 was $6.3 million, compared to income before taxes of $14.5 million in 2020. The primary driver of the decline was lower volume and gain on sale margins as compared to the 2020 period.

Income before taxes for the nine months ended September 30, 2021 was $25.1 million, compared to income before taxes of $20.8 million in 2020. The primary driver of the increase was higher servicing fees attributable to the larger servicing portfolio, in addition to positive fair value adjustments on the mortgage servicing rights asset, as compared to the nine month 2020 period.

Tiptree Capital - Other

The following tables present a summary of Tiptree Capital - Other results for the three and nine months ended September 30, 2021 and 2020.

Results of Operations

	Three Months Ended September 30,
($ in thousands)	Total revenue		Income (loss) before taxes
	2021	2020	2021	2020
Senior living (Invesque)	$(10,396)	$(7,586)	$(10,396)	$(7,586)
Maritime transportation	11,424	5,517	5,231	138
Other (1)	11,446	16,226	465	2,470
Total	$12,474	$14,157	$(4,700)	$(4,978)

	Nine Months Ended September 30,
($ in thousands)	Total revenue		Income (loss) before taxes
	2021	2020	2021	2020
Senior living (Invesque)	$3,512	$(63,437)	$3,512	$(63,437)
Maritime transportation	25,041	17,218	7,738	1,041
Other (1)	43,712	35,915	1,664	2,989
Total	$72,265	$(10,304)	$12,914	$(59,407)
(1)    Includes our held for sale mortgage originator (Luxury), asset management, and certain intercompany elimination transactions.

Revenues

Tiptree Capital - Other earns revenues from the following sources: net interest income; revenues on our held for sale mortgage originator; realized and unrealized gains and losses on the Company’s investment holdings (primarily Invesque); and charter revenue from vessels within the Company’s maritime transportation operations.

Revenues for the three months ended September 30, 2021 were $12.5 million compared to revenues of $14.2 million for 2020. The primary drivers of the change in revenues were unrealized losses on Invesque of $10.4 million in the 2021 period compared to unrealized losses of $7.6 million in the 2020 period and lower mortgage gain on sale revenues in the held for sale mortgage originator, partially offset by increased dry-bulk charter rates earned by the maritime transportation business.

Revenues for the nine months ended September 30, 2021 were $72.3 million compared to negative revenues of $10.3 million for 2020. The primary driver of the change in revenues for the nine months ended September 30, 2021 was unrealized gains on Invesque in the 2021 period compared to unrealized losses in the 2020 period, partially offset by the suspension of its monthly dividend payment in April 2020, increased dry-bulk charter rates earned by the maritime transportation business, and growth in mortgage gain on sale revenues in the held for sale mortgage originator.

Income (loss) before taxes

For the three months ended September 30, 2021, the loss before taxes from Tiptree Capital - Other was $4.7 million, compared to a loss before taxes of $5.0 million in 2020. The primary drivers were unrealized losses in the 2021 and 2020 periods on the investment in Invesque. Maritime transportation operations earned higher income before taxes in 2021 compared to 2020 driven by increased revenues from higher dry-bulk charter rates.

The income before taxes from Tiptree Capital - Other for the nine months ended September 30, 2021 was $12.9 million, compared to a loss before taxes of $59.4 million in 2020. The primary driver of the increase was unrealized gains in the 2021 period compared to losses in the 2020 period on our investment in Invesque, in addition to increased income before taxes in our maritime transportation business due to a rise in dry-bulk charter rates.

Adjusted net income - Non-GAAP(1)

($ in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Senior living (Invesque)	$—	$—	$—	$2,001
Maritime transportation	5,503	475	8,074	1,536
Other	19	20	79	28
Total	$5,522	$495	$8,153	$3,565
(1)    See “—Non-GAAP Reconciliations” for a discussion of non-GAAP financial measures.

Adjusted net income increased to $8.2 million for the nine months ended September 30, 2021 compared to $3.6 million in 2020. The increase was driven by improvement in maritime transportation operations from higher dry-bulk charter rates, partially offset by the impact of the discontinuation of the Invesque dividend in April 2020.

Corporate
The following table presents a summary of corporate results for the three and nine months ended September 30, 2021 and 2020.

Results of Operations

($ in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Employee compensation and benefits	$1,785	$1,962	$5,621	$5,819
Employee incentive compensation expense	4,835	1,922	10,760	4,293
Interest expense	2,553	2,684	7,675	7,365
Depreciation and amortization	203	203	602	603
Other expenses	1,944	2,254	8,493	7,119
Total expenses	$11,320	$9,025	$33,151	$25,199

Corporate expenses include expenses of the holding company for interest expense, employee compensation and benefits, and public company and other expenses. Corporate employee compensation and benefits includes the expense of management, legal and accounting staff. Other expenses primarily consisted of audit and professional fees, insurance, office rent and other related expenses.

Employee compensation and benefits, including incentive compensation expense, was $16.4 million for the nine months ended September 30, 2021 compared to $10.1 million for 2020, driven by an increase in performance related employee incentive compensation. Interest expense for the nine months ended September 30, 2021 was $7.7 million, up from $7.4 million in 2020, driven by a higher average outstanding balance during the first quarter of 2021 associated with upsizing the borrowing facility in February 2020. As of September 30, 2021, the outstanding borrowing was $115.6 million compared to $120.3 million at December 31, 2020. Other expenses of $8.5 million increased by $1.4 million from the nine months ended September 30, 2020 primarily driven by $2.2 million of non-recurring professional and legal fees associated with preparation of the registration statement for the potential Fortegra initial public offering in 2021 (which registration statement has been withdrawn), compared to $0.4 million of non-recurring debt extinguishment fees associated with the refinancing of the corporate credit facility in the prior year.

Provision for Income Taxes

The total income tax expense of $0.2 million for the three months ended September 30, 2021, and the total income tax benefit of $0.8 million for the three months ended September 30, 2020 are reflected as components of net income (loss). For the three months ended September 30, 2021, the Company’s effective tax rate was equal to 6.6%. The effective rate for the three months ended September 30, 2021 was lower than the U.S. federal statutory income tax rate of 21.0%, primarily from the impact of the effect of foreign operations and discrete items, partially offset by state taxes. For the three months ended September 30, 2020, the Company’s effective tax rate was equal to (6.1)%. The effective rate for the three months ended September 30, 2020 was lower than the U.S. federal statutory income tax rate of 21.0% due to the effect of discrete items, including expected refunds arising from the CARES Act.

The total income tax expense of $11.4 million for the nine months ended September 30, 2021, and the total income tax benefit of $22.0 million for the nine months ended September 30, 2020 are reflected as components of net income (loss). For the nine months ended September 30, 2021, the Company’s effective tax rate was equal to 21.0%. The effective rate for the nine months ended September 30, 2021 was equal to the U.S. federal statutory income tax rate of 21.0%, due to the impact of state taxes offset by other discrete items. For the nine months ended September 30, 2020, the Company’s effective tax rate was equal to 34.7%. The effective rate for the nine months ended September 30, 2020 was higher than the U.S. federal statutory income tax rate of 21.0%, primarily from the impact of state taxes and other discrete items.

Balance Sheet Information

Tiptree’s total assets were $3,378.4 million as of September 30, 2021, compared to $2,995.8 million as of December 31, 2020. The $382.6 million increase in assets is primarily attributable to the growth in the Insurance segment.

Total stockholders’ equity was $402.1 million as of September 30, 2021, compared to $373.5 million as of December 31, 2020, primarily driven by net income for nine months ended September 30, 2021, partially offset by dividends. As of September 30, 2021, there were 33,888,810 shares of common stock outstanding as compared to 32,682,462 as of December 31, 2020.

The following table is a summary of certain balance sheet information:

	As of September 30, 2021
		Tiptree Capital
($ in thousands)	Insurance	Mortgage	Other	Corporate	Total
Total assets	$2,832,179	$205,878	$314,191	$26,104	$3,378,352

Corporate debt	$161,740	$—	$—	$115,625	$277,365
Asset based debt	33,350	61,798	14,150	—	109,298

Tiptree Inc. stockholders’ equity	$283,666	$62,464	$112,384	$(73,302)	$385,212
Non-controlling interests - Other	10,874	1,263	3,731	1,062	16,930
Total stockholders’ equity	$294,540	$63,727	$116,115	$(72,240)	$402,142

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

Underwriting and Fee Revenues and Underwriting and Fee Margin — Non-GAAP (Insurance only)

The following tables present program specific revenue and expenses by business mix. We generally manage exposure to the assumed underwriting risk using both reinsurance (e.g., quota share and excess of loss) and retrospective commission agreements with our partners (e.g., commissions paid are adjusted based on the actual underlying losses incurred), which mitigates Fortegra’s risk. Period-over-period comparisons of revenues and expenses are often impacted by the PORCs and distribution partners’ choice as to whether to retain risk, specifically service and administration fees and ceding commissions, both components of revenue, and policy and contract benefits and commissions paid to our partners and reinsurers. Generally, when losses are incurred, the risk which is retained by our partners and reinsurers is reflected in a reduction in commissions paid. In order to better explain to investors the underwriting performance of the Company’s programs and the respective retentions between the Company and its agents and reinsurance partners, we use the non-GAAP metrics underwriting and fee revenues and underwriting and fee margin.

Underwriting and Fee Revenues — Non-GAAP

We define underwriting and fee revenues as total revenues from the Insurance segment excluding net investment income and net realized and unrealized gains (losses). Underwriting and fee revenues represents revenues generated by underwriting and fee-based operations and allows us to evaluate the Company’s underwriting performance without regard to investment income. We use this metric as we believe it gives our management and other users of our financial information useful insight into our underlying business performance. Underwriting and fee revenues should not be viewed as a substitute for total revenues calculated in accordance with GAAP, and other companies may define underwriting and fee revenues differently.

($ in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Total revenues	$246,706	$174,005	$721,524	$482,299
Less: Net investment income	(3,330)	(3,023)	(9,331)	(8,803)
Less: Net realized and unrealized gains (losses)	7,492	(659)	(5,004)	27,310
Underwriting and fee revenues	$250,868	$170,323	$707,189	$500,806
Underwriting and Fee Margin — Non-GAAP

We define underwriting and fee margin as income before taxes from the Insurance segment, excluding net investment income, net realized and unrealized gains (losses), employee compensation and benefits, other expenses, interest expense and depreciation and amortization. Underwriting and fee margin represents the underwriting performance of our underwriting and fee-based programs. As such, underwriting and fee margin excludes general administrative expenses, interest expense, depreciation and amortization and other corporate expenses as those expenses support the vertically integrated business model and not any individual component of the Company’s business mix. We use this metric as we believe it gives our management and other users of our financial information useful insight into the specific performance of our underlying underwriting and fee program. Underwriting and fee margin should not be viewed as a substitute for income before taxes calculated in accordance with GAAP, and other companies may define underwriting and fee margin differently.

($ in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Income (loss) before income taxes	$13,337	$13,447	$49,569	$418
Less: Net investment income	(3,330)	(3,023)	(9,331)	(8,803)
Less: Net realized and unrealized gains (losses)	7,492	(659)	(5,004)	27,310
Plus: Depreciation and amortization	4,307	2,329	12,905	7,229
Plus: Interest expense	4,268	3,988	13,097	11,218
Plus: Employee compensation and benefits	19,526	15,969	57,007	47,927
Plus: Other expenses	20,045	11,666	59,168	40,574
Underwriting and fee margin	$65,645	$43,717	$177,411	$125,873

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

	Three Months Ended September 30, 2021
		Tiptree Capital
($ in thousands)	Insurance	Mortgage	Other	Corporate	Total
Income (loss) before taxes	$13,337	$6,267	$(4,700)	$(11,320)	$3,584
Less: Income tax (benefit) expense	(3,394)	14	1,591	1,552	(237)
Less: Net realized and unrealized gains (losses)	7,428	(1,055)	10,396	—	16,769
Plus: Intangibles amortization (1)	3,830	—	—	—	3,830
Plus: Stock-based compensation expense	475	—	197	832	1,504
Plus: Non-recurring expenses	(28)	—	448	—	420
Plus: Non-cash fair value adjustments	—	—	(815)	—	(815)
Less: Tax on adjustments	(2,115)	(1,265)	(1,595)	650	(4,325)
Adjusted net income	$19,533	$3,961	$5,522	$(8,286)	$20,730

Adjusted net income	$19,533	$3,961	$5,522	$(8,286)	$20,730
Average stockholders’ equity	$291,281	$68,925	$118,729	$(75,340)	$403,595
Adjusted return on average equity	26.8%	23.0%	18.6%	NM%	20.5%

(1)	Specifically associated with acquisition purchase accounting. See Note (3) Acquisitions.

	Three Months Ended September 30, 2020
		Tiptree Capital
($ in thousands)	Insurance	Mortgage	Other	Corporate	Total
Income (loss) before taxes	$13,447	$14,453	$(4,978)	$(9,025)	$13,897
Less: Income tax (benefit) expense	(2,167)	(2,830)	3,011	2,830	844
Less: Net realized and unrealized gains (losses)	(659)	(66)	7,586	—	6,861
Plus: Intangibles amortization (1)	2,256	—	—	—	2,256
Plus: Stock-based compensation expense	535	1,224	(3)	678	2,434
Plus: Non-recurring expenses	(53)	—	340	(93)	194
Plus: Non-cash fair value adjustments	—	—	(2,441)	—	(2,441)
Less: Tax on adjustments	(1,248)	(916)	(3,020)	(1,054)	(6,238)
Adjusted net income	$12,111	$11,865	$495	$(6,664)	$17,807

Adjusted net income	$12,111	$11,865	$495	$(6,664)	$17,807
Average stockholders’ equity	$283,989	$45,991	$94,580	$(70,116)	$354,441
Adjusted return on average equity	17.1%	103.2%	2.1%	NM%	20.1%

	Nine Months Ended September 30, 2021
		Tiptree Capital
($ in thousands)	Insurance	Mortgage	Other	Corporate	Total
Income (loss) before taxes	$49,569	$25,119	$12,914	$(33,151)	$54,451
Less: Income tax (benefit) expense	(11,157)	(4,448)	(1,350)	5,539	(11,416)
Less: Net realized and unrealized gains (losses)	(5,004)	(5,075)	(3,512)	—	(13,591)
Plus: Intangibles amortization (1)	11,499	—	—	—	11,499
Plus: Stock-based compensation expense	1,347	331	209	1,831	3,718
Plus: Non-recurring expenses	2,076	—	729	2,171	4,976
Plus: Non-cash fair value adjustments	—	—	(2,167)	—	(2,167)
Less: Tax on adjustments	(1,930)	(442)	1,330	582	(460)
Adjusted net income	$46,400	$15,485	$8,153	$(23,028)	$47,010

Adjusted net income	$46,400	$15,485	$8,153	$(23,028)	$47,010
Average stockholders’ equity	$296,125	$62,093	$110,818	$(81,196)	$387,840
Adjusted return on average equity	20.9%	33.3%	9.8%	NM%	16.2%

	Nine Months Ended September 30, 2020
		Tiptree Capital
($ in thousands)	Insurance	Mortgage	Other	Corporate	Total
Income (loss) before taxes	$418	$20,768	$(59,407)	$(25,199)	$(63,420)
Less: Income tax (benefit) expense	2,711	(4,061)	14,742	8,638	22,030
Less: Net realized and unrealized gains (losses)	27,310	2,753	65,982	—	96,045
Plus: Intangibles amortization (1)	6,958	—	—	—	6,958
Plus: Stock-based compensation expense	1,378	2,120	155	2,504	6,157
Plus: Non-recurring expenses	2,185	—	340	353	2,878
Plus: Non-cash fair value adjustments	—	—	(2,961)	—	(2,961)
Less: Tax on adjustments	(11,125)	(2,092)	(15,286)	(3,944)	(32,447)
Adjusted net income	$29,835	$19,488	$3,565	$(17,648)	$35,240

Adjusted net income	$29,835	$19,488	$3,565	$(17,648)	$35,240
Average stockholders’ equity	279,897	43,001	122,554	(58,899)	386,553
Adjusted return on average equity	14.2%	60.4%	3.9%	NM%	12.2%

(1)	Specifically associated with acquisition purchase accounting. See Note (3) Acquisitions.

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

($ in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net income (loss) attributable to common stockholders	$2,008	$12,763	$38,558	$(43,428)
Add: net (loss) income attributable to non-controlling interests	1,339	1,978	4,477	2,038
Income (loss) from continuing operations	$3,347	$14,741	$43,035	$(41,390)
Corporate debt related interest expense(1)	6,038	6,110	18,402	17,278
Consolidated provision (benefit) for income taxes	237	(844)	11,416	(22,030)
Depreciation and amortization	6,119	4,010	18,261	12,244
Non-cash fair value adjustments(2)	(1,835)	(3,613)	(5,651)	(6,584)
Non-recurring expenses(3)	420	128	4,976	2,642
Unrealized gains (losses) on AFS securities	(1,970)	(215)	(5,845)	5,051
Adjusted EBITDA	$12,356	$20,317	$84,594	$(32,789)

(1)
Corporate debt interest expense includes interest expense from secured corporate credit agreements, junior subordinated notes and preferred trust securities. Interest expense associated with asset-specific debt is not added-back for Adjusted EBITDA.

(2)	For maritime transportation operations, depreciation and amortization is deducted as a reduction in the value of the vessel.
(3)	Acquisition, start-up and disposition costs, including debt extinguishment, legal, taxes, banker fees and other costs.

Book Value per share - Non-GAAP

Management believes the use of this financial measure provides supplemental information useful to investors as book value is frequently used by the financial community to analyze company growth on a relative per share basis. The following table provides a reconciliation between total stockholders’ equity and total shares outstanding, net of treasury shares.

($ in thousands, except per share information)	As of September 30,
	2021	2020
Total stockholders’ equity	$402,142	$361,691
Less: Non-controlling interests	16,930	13,953
Total stockholders’ equity, net of non-controlling interests	$385,212	$347,738

Total common shares outstanding	33,889	33,563

Book value per share	$11.37	$10.36

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of liquidity are unrestricted cash, cash equivalents and other liquid investments and distributions from operating subsidiaries, including income from our investment portfolio and sales of assets and investments. We intend to use our cash resources to continue to fund our operations and grow our businesses. We may seek additional sources of cash to fund acquisitions or investments. These additional sources of cash may take the form of debt or equity and may be at the parent, subsidiary or asset level. We are a holding company and our liquidity needs are primarily for interest payments on the Fortress credit facility, compensation, professional fees, office rent and insurance costs. In February 2020, we refinanced our existing facility with Fortress, extending the maturity to February 2025 and increasing the principal amount to $125 million, generating approximately $53 million of cash after repaying the existing facility and expenses. A portion of those funds were invested in Insurance to fund warranty operations, with the remainder used to provide additional liquidity.

Our subsidiaries’ ability to generate sufficient net income and cash flows to make cash distributions will be subject to numerous business and other factors, including restrictions contained in agreements for the strategic investment by Warburg Pincus in Fortegra, our subsidiaries’ financing agreements, regulatory restrictions, availability of sufficient funds at such subsidiaries, general economic and business conditions, tax considerations, strategic plans, financial results and other factors such as target capital ratios and ratio levels anticipated by rating agencies to maintain or improve current ratings. We expect our cash and cash equivalents and distributions from operating subsidiaries, our subsidiaries’ access to financing, and sales of investments to be adequate to fund our operations for at least the next 12 months.

As of September 30, 2021, cash and cash equivalents, excluding restricted cash, were $150.5 million, compared to $136.9 million at December 31, 2020, an increase of $13.6 million primarily as a result of additional invested assets at Fortegra.

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

We believe that cash flow from operations will provide sufficient capital to continue to grow the business and fund interest on the outstanding debt, capital expenditures and other general corporate needs over the next several years. As we continue to expand our business, including by any acquisitions we may make, we may, in the future, require additional working capital for increased costs.

For purposes of determining enterprise value and Adjusted EBITDA, we consider corporate credit agreements and preferred trust securities, which we refer to as corporate debt, as corporate financing and associated interest expense is added back. The below table outlines this amount by debt outstanding and interest expense at the insurance company and corporate level.

Corporate Debt

($ in thousands)	Corporate Debt Outstanding as of September 30,		Interest Expense for the three months ended September 30,		Interest Expense for the nine months ended September 30,
	2021	2020	2021	2020	2021	2020
Insurance	$161,740	$160,000	$3,485	$3,426	$10,727	$9,913
Corporate	115,625	121,875	2,553	2,684	7,675	7,365
Total	$277,365	$281,875	$6,038	$6,110	$18,402	$17,278

As of September 30, 2021, the $115.6 million credit facility with Fortress carries a rate of LIBOR (with a minimum LIBOR rate of 1.0%), plus a margin of 6.75% per annum. The agreement requires quarterly principal payments of approximately $1.56 million. See Note (11) Debt, net in the notes to condensed consolidated financial statements for details.

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

Consolidated Comparison of Cash Flows

($ in thousands)	Nine Months Ended September 30,
Total cash provided by (used in):	2021	2020
Net cash (used in) provided by:
Operating activities	$186,039	$68,215
Investing activities	(201,291)	(65,430)
Financing activities	(499)	33,263
Net increase (decrease) in cash, cash equivalents and restricted cash	$(15,751)	$36,048
Operating Activities

Cash provided by operating activities was $186.0 million for the nine months ended September 30, 2021. In 2021, the primary sources of cash from operating activities included consolidated net income (excluding unrealized gains and losses), proceeds from mortgage loans outpacing originations and growth in unearned premiums and net deferred revenues, partially offset by increases in deferred acquisition costs and other assets in addition to decreases in other liabilities and accrued expenses.

Cash provided by operating activities was $68.2 million for the nine months ended September 30, 2020. In 2020, the primary sources of cash from operating activities included proceeds from mortgage loans outpacing originations, offset by increases in notes and accounts receivable and decreases in unearned premiums from our insurance operations.

Investing Activities

Cash used in investing activities was $201.3 million for the nine months ended September 30, 2021. In 2021, the primary use of cash from investing activities was the purchase of investments outpacing proceeds from the sales of investments in our insurance investment portfolio, and the issuance of notes receivable outpacing proceeds.

Cash used in investing activities was $65.4 million for the year ended nine months ended September 30, 2020. In 2020, the primary use of cash from investing activities was the purchase of investments outpacing proceeds from the sales of investments in our insurance investment portfolio and the issuance of notes receivables outpacing proceeds. This was partially offset by proceeds received in connection with the acquisition of Smart AutoCare.

Financing Activities

Cash used in financing activities was $0.5 million for the nine months ended September 30, 2021. In 2021, the primary use of cash from financing activities was the repurchase of $2.9 million of the Company’s common stock, repurchase of $1.1 million of vested subsidiary awards, the payment of $4.0 million in dividends, partially offset by proceeds from borrowings in excess of principal repayments in the mortgage business.

Cash provided by financing activities was $33.3 million for the nine months ended September 30, 2020. In 2020, our new borrowings from various debt arrangements exceeded our principal paydowns, primarily due to increased borrowings on our secured term credit agreement and our secured corporate revolving credit agreement in our insurance operations, offset by decreased borrowings on our mortgage warehouse facilities. Net cash provided by increased borrowings under our debt facilities was offset by the repurchase of $9.2 million of the Company’s common stock and the payment of $4.2 million in dividends.

Contractual Obligations

The table below summarizes consolidated contractual obligations by period for payments that are due as of September 30, 2021:

($ in thousands)	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
Corporate debt, including interest (1)	$27,973	$54,495	$30,685	$197,430	$310,583
Asset based debt	2,867	101,388	7,647	—	111,902
Total debt (2)	$30,840	$155,883	$38,332	$197,430	$422,485
Operating lease obligations (3)	8,314	13,510	11,202	14,469	47,495
Total	$39,154	$169,393	$49,534	$211,899	$469,980
(1)    Estimated interest obligation calculated for corporate debt as the outstanding borrowing balance is fixed. The Company has an option to redeem junior subordinated notes 10 years from the issue date.
(2)    See Note (11) Debt, net, in the accompanying condensed consolidated financial statements for additional information.
(3)    Minimum rental obligation for office leases. The total rent expense for the nine months ended September 30, 2021 and 2020 was $6.5 million and $5.2 million, respectively.

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

Further disclosure on our off-balance sheet arrangements as of September 30, 2021 is presented in the “Notes to Condensed Consolidated Financial Statements” in “Part I. Item 1. Notes to Condensed Consolidated Financial Statements” of this filing as follows:
•Note (10) Derivative Financial Instruments and Hedging
•Note (21) Commitments and Contingencies

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 described our Quantitative and Qualitative Disclosures About Market Risk. There were no material changes to the assumptions or risks during the nine months ended September 30, 2021.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
Share repurchase activity for the three months ended September 30, 2021 was as follows:

Period	Purchaser	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs(1)
July 1, 2021 to July 31, 2021	Tiptree Inc.	—	$—	—
August 1, 2021 to August 31, 2021	Tiptree Inc.	—	$—	—
September 1, 2021 to September 30, 2021	Tiptree Inc.	—	$—	—
	Total	—	$—	—	$13,669

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

Tiptree Inc.

Date:	November 3, 2021	By:/s/ Michael Barnes
Michael Barnes
Executive Chairman

Date:	November 3, 2021	By:/s/ Jonathan Ilany
Jonathan Ilany
Chief Executive Officer

Date:	November 3, 2021	By:/s/ Sandra Bell
Sandra Bell
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
10.1	First Amendment to the Equity Interest Purchase Agreement, effective November 3, 2021, by and among Fortegra Warranty Holdings, LLC and Peter Masi.
10.2
Form of Performance Restricted Stock Unit Agreement (previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-33549), filed on August 4, 2021 and herein incorporated by reference).

31.1	Certification of Executive Chairman pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.3	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification of Executive Chairman pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
32.2	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
32.3	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
104	Cover page from Tiptree’s Form 10-Q for the quarter ended September 30, 2021 formatted in iXBRL (included in Exhibit 101).

*     Attached as Exhibit 101 to this Quarterly Report on Form 10-Q are the following materials, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets as of September 30, 2021 and December 31, 2020, (ii) the Condensed Consolidated Statements of Operations for the nine months ended September 30, 2021 and 2020, (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss) for the nine months ended September 30, 2021 and 2020, (iv) the Condensed Consolidated Statements of Changes in Stockholders’ Equity for the nine months ended September 30, 2021 and 2020, (v) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2021 and 2020 and (vi) the Notes to the Condensed Consolidated Financial Statements.