Form 10-K
period 2021-12-31
TIPTREE INC.
filed 2022-03-14
CIK 1393726

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)   Yes ☐     No ☒
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 762(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
As of June 30, 2021, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates of the registrant was approximately $226,808,986, based upon the closing sales price of $9.30 per share as reported on the Nasdaq Capital Market. For purposes of this calculation, all of the registrant’s directors and executive officers were deemed to be affiliates of the registrant.
As of March 7, 2022, there were 34,385,602 shares, par value $0.001, of the registrant’s common stock outstanding.
Documents Incorporated by Reference
Certain information in the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission relating to the registrant’s 2022 Annual Meeting of Stockholders is incorporated by reference into Part III.

F -1

TIPTREE INC.
Annual Report on Form 10-K
December 31, 2021
Table of Contents

TIPTREE INC.
Annual Report on Form 10-K
December 31, 2021
Table of Contents

PART I

Forward-Looking Statements

Except for the historical information included and incorporated by reference in this Annual Report on Form 10-K, the information included and incorporated by reference herein are “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Forward-looking statements provide our current expectations or forecasts of future events and are not statements of historical fact. These forward-looking statements include information about possible or assumed future events, including, among other things, the closing of the transaction with Warburg Pincus, discussion and analysis of our future financial condition, results of operations and our strategic plans and objectives. When we use words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “seek,” “may,” “might,” “plan,” “project,” “should,” “target,” “will,” or similar expressions, we intend to identify forward-looking statements.

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
•Failure to consummate the proposed WP Transaction could have a material adverse impact on our business.
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
•Our insurance subsidiaries’ continued growth depends partly on the continued growth of their business’s customer base.
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
•Our business’s risk management policies and procedures may prove to be ineffective and leave them exposed to unidentified or unanticipated risk.
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
“Common Stock” or “Common Shares” means Tiptree’s common stock $0.001 par value per share.
“Corvid Peak” means collectively: Corvid Peak Holdings, L.P., Corvid Peak Capital Management, LLC, Corvid Peak GP Holdings, LLC and Corvid Peak Holdings GP, LLC.
“Defend” means Defend Insurance Group.
“Dodd-Frank Act” means the Dodd-Frank Wall Street Reform and Consumer Protection Act.
“EBITDA” means earnings before interest, taxes, depreciation and amortization.
“E&S” means excess and surplus.
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
“Fortegra Warranty” mean Fortegra Warranty Holdings, LLC.
“GAAP” means U.S. generally accepted accounting principles.
“GSE” means government-sponsored enterprise.
“Invesque” means Invesque Inc.
“Luxury” or “Luxury Mortgage” means Luxury Mortgage Corp.
“MGAs” means managing general agents.
“NAIC” means the National Association of Insurance Commissioners.
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
“VSC” means vehicle service contracts.
“WP Transaction” means the $200 million strategic investment in Fortegra by Warburg Pincus pursuant to the Securities Purchase Agreement between and among Tiptree, Fortegra and WP Falcon Aggregator, L.P. dated October 11, 2021.

Item 1. Business

OVERVIEW

Our Business

At Tiptree, our mission is to build long-term value by allocating capital to select small and middle market companies across industries. We have a significant track record investing in the insurance and credit-related financial sectors. With proprietary access and a flexible capital base, we seek to uncover compelling investment opportunities and support management teams in unlocking the full value potential of their businesses. This investment philosophy, executed by our experienced leadership, is our hallmark and has delivered consistent risk-adjusted returns to our shareholders since 2007.

We categorize our businesses into: Insurance and Tiptree Capital.

Insurance: Our Insurance segment is a group of companies operating as part of The Fortegra Group (“Fortegra”), which is a leading provider of specialty insurance products and related services. Fortegra designs, markets and underwrites specialty commercial and personal property and casualty insurance products incorporating value-added coverages and services for select target markets or niches. We target markets with specialized areas of demand, including smaller niche lines, and by offering innovative policy features. We believe this approach allows us to compete by offering customized coverage and solutions, rather than competing solely on price. Our products are distributed through a diverse multi-channel delivery system centered around our production underwriting organization and large independent agent network. We use proprietary technology to efficiently and effectively administer business to specialty markets that we believe are underserved by larger, less agile insurers. Our underwriting expertise, strong agent relationships and proprietary technology empower us to remain agile and take advantage of attractive opportunities.

Tiptree Capital: We own a diversified group of businesses and investments that are owned and managed separately as Tiptree Capital, and include our Mortgage segment operations. We manage Tiptree Capital with a long-term focus, balancing current cash flow and long-term value appreciation. Today, Tiptree Capital consists primarily of our mortgage origination operations, maritime shipping operations and investments in shares of Invesque.
Our Operating Principles

We acquire controlling interests and invest in businesses that we believe (i) operate in industries with long-term macroeconomic growth opportunities, (ii) have positive and stable cash flows, (iii) offer scalable business models with embedded optionality, and (iv) have strong management teams. We believe that our patient capital approach and long-term outlook enhances the ability for our businesses to grow earnings and cash flows across market cycles.

Underwrite to a Profit. Our principal strategic objective is to continue expanding Fortegra’s operations, particularly the specialty insurance and service contract businesses. Our highest priority is to maintain strong underwriting practices, with attention paid to the insurance disciplines of pricing, underwriting and claims management.

Invest for Long-term Returns. Our financial goals are to generate consistent and growing earnings and cash flow, and to enhance shareholder value as measured by growth in stock price plus dividends paid. We manage Tiptree with a long-term perspective, balancing cash-flowing investments with opportunities for capital appreciation. We focus on targeting investment returns that have a combination of current earnings and long-term capital appreciation, understanding that temporary accounting gains and losses may vary significantly from one period to the next.

Think Like Owners. Efficient deployment of capital is our top priority. We aim to find the best use of capital to create long-term value for our shareholders. We hope to achieve this through a combination of investments in our existing businesses, select acquisitions and monetization opportunities, opportunistic share repurchases and paying a consistent dividend. As of March 7, 2022, directors, officers, employees and related trusts owned 32% of the Company.
As of December 31, 2021, Tiptree and its consolidated subsidiaries had 1,472 employees, 21 of whom were at our corporate headquarters. Corporate employees are responsible for overall strategy, capital allocation and investment decisions, as well as public company reporting and compliance.

Our businesses are subject to regulation as described below. The 1940 Act may limit the types and nature of businesses that we engage in and assets that we may acquire. See “Risk Factors-Risks Related to Regulatory and Legal Matters-Maintenance of our 1940 Act exemption will impose limits on our operations.”

Insurance
Overview

Fortegra is an established, growing and consistently profitable specialty insurer. We focus on niche business lines and fee-oriented services, providing us with a unique combination of insurance, service contract products and related service solutions. Our vertically integrated business model creates an attractive blend of traditional underwriting revenues, unregulated fee revenues and investment income. This differentiated approach has led to robust growth, consistent profitability and high cash flows. The business was founded in 1978 and is headquartered in Jacksonville, Florida.

We target lines of business with lower risk limits and use risk mitigation to limit both aggregation and catastrophic exposures. We believe this focus has allowed us to produce superior underwriting results through a more granular spread of risk. We use proprietary technology to efficiently and effectively administer business to specialty markets that we feel are underserved by larger, less agile insurers. Our underwriting expertise, strong distribution relationships and proprietary technology empower us to remain agile and take advantage of attractive opportunities in all market conditions.

We use an agent-focused distribution model, employing a “one-to-many” strategy, which allows us to leverage our high-quality partners and their customer bases. We deliver our insurance products through independent insurance agents. We also partner with agents that are embedded in consumer finance companies, online and regional big box retailers, auto dealers and other companies to deliver our products that complement retail and consumer purchases. We use artificial intelligence (“A.I.”) technology to create a distinct lead generation advantage for our insurance distribution partners and over the past five years have maintained a greater than 95% persistency rate, which represents the annual retention of the number of our producing agents. We align our agents’ economics with their underwriting results via risk-sharing agreements, which we believe has enabled us to better manage uncertainties and deliver more consistent profit margins. Combined with our underwriting expertise and technology-enabled administration, we provide a high-value proposition to our distribution relationships.

Products and Services

U.S. Insurance: Provides niche, specialty insurance products distributed through managing general agents (“MGAs”), wholesale agents, retail agents and brokers. We offer an array of commercial programs with a particular focus on casualty lines. These lines include professional liability, contractual liability, energy, allied health, general liability, directors and officers liability, life sciences, inland marine, contractors equipment, contractors liability, student legal liability, hospitality and business owner policy. We also offer a range of personal lines programs including storage unit contents, manufactured housing, GAP, auto, credit life and disability and collateral insurance products. Additionally, we offer related fee-earning, unregulated products and services, such as captive administration services, program administration and premium financing, to our U.S. Insurance customers. We are active in 50 states in the United States.

•Commercial Lines: Our business is focused on underwriting specialty commercial insurance coverages for agents, retail agents, MGAs, brokers and other program managers that require broad licensure, an “A-” or better A.M. Best rating, and specialized knowledge and expertise to deliver our products. Our commercial lines include a wide array of niche products, including admitted and excess and surplus (“E&S”) lines. With each program, we grant agents and program managers the authority to produce, underwrite and administer policies subject to our pricing and underwriting guidelines. We typically transfer a substantial portion of the underwriting risk to third-party reinsurers for which we are paid a ceding fee. We generally retain between 40-60% of the premium on a net basis.

•Personal Lines: Our personal lines offer a diverse set of specialty products including credit insurance, collateral insurance, non-standard auto and other niche personal lines. Credit insurance products offer consumers and lenders protection from life events that limit a borrower’s ability to make payments on outstanding loan balances. These products offer consumers and lenders the option to protect loan balance repayment in the event of death, involuntary unemployment or disability. Our collateral insurance products are designed to primarily protect the lender from losses to collateral pledged to secure an installment loan. In most instances, these products offer lenders the option to protect collateral from a comprehensive loss due to fire, wind, flood and theft. Additionally, if the collateral is an automobile, the coverage does protect against collision losses.

U.S. Warranty Solutions: Provides consumers with protection from certain covered losses on automobiles, mobile devices, consumer electronics, appliances and furniture in the United States. Our offerings include, but are not limited to, vehicle service contracts, roadside assistance and motor clubs, GAP, automobile dent and ding repair, key replacement, cellular handset protection and service contracts on other consumer goods. We distribute our products through agents, retailers, auto dealerships and cell-phone carriers. We are active in 50 states in the United States.

Our service contract products and solutions provide consumers with coverage for specific losses to automobiles, recreation vehicles, mobile devices, consumer electronics, appliances and furniture and bedding. These products offer benefits such as replacement, service or repair coverage in the event of mechanical breakdown, accidental damage and water or spill damage. Some of our service contract products are extensions of coverage provided by their original equipment manufacturers. As part of our vertically integrated offering, we provide valuable services to our distribution partners including premium financing, lead generation support, insurance sales, and business process outsourcing.

Europe Warranty Solutions: Provides consumers with protection from certain covered losses on automobiles, mobile devices, consumer electronics, appliances and furniture in the European region. We offer a variety of programs, including GAP, VSCs, automobile dent and ding repair, tire and wheel protection, cellular handset protection, consumer products accidental damage and others. We distribute our programs through MGAs, retail agents and auto dealerships.

Our Competitive Strengths

Focus on Niche, Underserved Specialty Lines with Significant Fee-Based Income

We focus on specialty insurance business and have continued to diversify our revenues. We use three distinct approaches to grow our business: (i) we pursue and acquire agents with select books of business that we believe will maintain risk-appropriate rates; (ii) we seek agents with what we believe is distinct underwriting expertise to select specific niches; and (iii) we target the lines of business we believe are overlooked by the standard markets. For example, we often target the smaller premium-per-risk lines that we believe are highly profitable, have the potential to grow and are underserved by our competitors. We believe we have a unique ability to source small programs that meet our rate, form and risk threshold through our extensive distribution network and A.I. technology.

We believe our underwriting expertise, proprietary technology and deep distribution relationships allow us to serve our specialty markets and capture share. We cross-sell multiple products to our customers through the breadth of our products and solutions, including fee-based services. We believe the combination of a low limits profile, low severity products and attractive fee income provides higher underwriting margin and earnings stability for our business. While low limits and low severity constitute most of our underwritten business, we believe we are agile enough to take advantage of attractive opportunities in challenging market conditions. For the year ended December 31, 2021, Fortegra produced gross written premium and premium equivalents of $2,194 million, an increase from $963 million in 2017, representing a 23% compounded annual growth rate over the past five years.

Track Record of Growth, Profitable Underwriting and Strong Economic Alignment with Our Distribution Network

Consistent underwriting is a function of rate adequacy and risk selection by our specialized agents. While we regularly establish sound actuarial rates similar to our insurance peers, we believe our stringent risk selection requires unique underwriting expertise by our agents and a high degree of specialty underwriting skillsets. After we establish relationships with our targeted agents, we further solidify our alliance by creating additional value for our distribution partners through our technology platform. We believe our A.I. algorithm and machine learning assisted underwriting drives a distinct lead generation advantage for our agents. Using A.I. technology and machine learning, we identify risks that fit into an acceptable profile, enhancing the agent’s efficiency and revenue base while allowing us to experience what we believe is a superior spread of risk and exceptional underwriting results. For the year ended December 31, 2021, our combined ratio was 90.6% and has averaged 91.6% over the past five years.

Scalable, Proprietary Technology, Which Drives Efficiency and Delivers Premium Customer Service

We provide many aspects of insurance, including admitted specialty property-casualty products, E&S line offerings, administration, premium finance and other value-added services. We have a scalable and flexible technology infrastructure, together with highly trained and knowledgeable IT personnel and consultants. These resources allow us to launch new insurance and fee for service programs and expand gross written premiums and premium equivalents volume quickly and seamlessly without significant incremental expenses. Our technology also delivers low-cost, highly automated underwriting and administration services to our partners without substantial up-front investments. This technology-enhanced platform enables us to automate core business processes, reduce our operating costs, increase our operating efficiency and secure high agent retention. We have maintained a 95% persistency rate with our insurance producing agents over the past five years. Our underwriting expertise, strong distribution relationships and proprietary technology empower us to remain agile and take advantage of attractive opportunities in challenging market conditions. Our systems also enable us to provide a high level of service to our distribution partners and customers through technology.

High-Quality, Conservative Balance Sheet with Solid Capitalization and Ratings

We maintain a high quality, S&P “AA+” rated, fixed income investment portfolio. Our investment portfolio’s principal objectives are to preserve capital and surplus, to maintain appropriate liquidity for corporate requirements, to support our strong ratings and to maximize returns. We have a track record of reducing our reinsurance counterparty exposure by partnering with reinsurers that have high-grade credit quality, ensuring high-quality recoverable assets and by effectively using collateral and partnering with producer owned reinsurance companies (“PORCs”). Our financial strength ratings of “A-” (Excellent) (Stable Outlook) from A.M. Best and “A-” (Stable Outlook) from KBRA reflect our adherence to our core values.

Distribution and Marketing

Our products are marketed and sold by agents and distribution partners. Our commercial and personal lines insurance products are marketed through a network of independent insurance agents, retailers, brokers and managing general agencies. Our partners that market and sell service contracts, collateral protection and credit insurance include financial services companies, big-box retailers, furniture stores, automobile dealerships, regional cellular service providers and mobile device service providers. Our service contract offerings are primarily marketed and sourced through insurance intermediaries including third-party administrators (“TPAs”), insurance brokers, MGAs and agents. Our vertically integrated platform also allows us to engage and enter into direct relationships with distributors. In each case, we pay our partners a commission-based fee (or a dealer net equivalent in the case of our service contract and protection product business).

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

Underwriting

Our underwriting team consists of 90 underwriting professionals as of December 31, 2021. Our underwriters are industry veterans with deep knowledge of the specialty products that they underwrite, and they have longstanding relationships with our agents and distribution partners.

We give limited underwriting authority to our MGAs. This means that we give our MGAs quote, bind and policy issuance authority within specifically agreed underwriting guidelines. Our underwriters work with our MGA partners to develop the underwriting guidelines for each program. Exceptions to the underwriting guidelines require approval from a senior underwriter. Our portfolio of risk predominantly consists of business that is low severity and high frequency. Our underwriting team prices the business to a target margin, taking into account anticipated claims and administrative services. We believe our pricing encompasses prudent risk evaluation based on historical data, while remaining commercially competitive and sustainable. We believe our approach to risk selection, pricing and underwriting has contributed to our superior combined ratio, which has averaged 91.6% over the past five years.

Technology

Fortegra is a data driven, technology enabled insurance platform that uses technology to support the business strategy through: (i) the ability to effectively serve small policies in a cost efficient manner; (ii) the ability to generate business leads that fit our risk profile using A.I.; (iii) enhancing underwriting results, improving the experience of our distribution partners; and (iv) the ability to grow our business and add new product lines with minimal incremental expense.

Our integrated, proprietary technology efficiently manages the high volume of policies and claims that result from servicing large numbers of small policyholders and contract holders. Our technology is highly automated, scalable and allows us to operate at a low cost. We believe this is a significant barrier to entry as many of our competitors have IT systems designed for larger policies, and do not have the ability to service a high volume of small policies in a cost efficient manner.

Through our A.I. algorithm and machine learning assisted underwriting, we provide qualified leads for new business to our agents. We gather proprietary customer performance data, correlated characteristics and macro-economic research to generate an ideal customer profile across our targeted business mixes. We then work with a third-party marketing consultant to translate the ideal customer profiles into a proprietary target customer list that can be shared with our agents. This both enhances the agent’s efficiency and revenue base while allowing us to experience a superior spread of risk.

Our flexible technology platform provides value-added services that we believe creates stronger relationships with our agents. In addition to the A.I. based lead generation service that we provide, our technology platform is connected to our agents and provides them with access to claims, research and reporting portals. We believe our technology makes it easier for agents to do business with us. These value-added services deepen our relationships and contribute to the high persistency rate with our agents.

Our technology infrastructure is scalable and affords us the opportunity to add new agents, distribution partners and services without significant additional expense.

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

We maintain claims disposition authority for greater than 90% of claims adjudicated within the credit and service contract lines. We maintain claims disposition authority for greater than 70% of claims adjudicated within the property and casualty lines. When necessary, the claims team has access to a panel of expert attorneys, mediators, investigators and independent adjusters who will be retained in connection with litigation or loss inspection. Our claims adjusters work closely with our underwriting team by keeping them apprised of loss trends early in a program’s development. For certain lines of business that have high frequency and low severity, we utilize TPAs to process claims. This allows our claims professionals to focus on more complex claims, and enhances the efficiency of our claims department. Our MGAs do not have claims authority and the TPAs that we use do not have underwriting authority.

Our claims are generally reported and settled quickly, resulting in consistent historical loss development patterns and limited tail risk. We have data systems that allow for the centralization of data and creation of reports, which creates a management reporting tool allowing for the identification of trends within a product, specific jurisdiction or across multiple jurisdictions.

Investments

We invest in asset classes that we believe will maintain liquidity and support capital preservation while producing attractive risk-adjusted returns. Most of these securities are invested in short-duration fixed income securities that are both highly liquid and highly rated. Our fixed maturity securities totaled $767 million and include cash and cash equivalents, available for sale securities, at fair value, exchange traded funds and investment grade securities classified in other investments, had a weighted-average effective duration of 2.6 years, an average S&P rating of AA+, and a book yield of 1.3% as of December 31, 2021. These securities, representing 84% of our total investments, are primarily managed by BlackRock with direction from internal asset management professionals. We internally manage credit risk assets, equities and alternative assets, which represented 16% of total investments as of December 31, 2021. We conduct monthly stress tests and use predictive analytics to manage our investments, which we believe reduces risk to our investment performance. We also maintain an investment committee that meets monthly to ensure our investment objectives remain aligned with our broader strategic and financial objectives.

Risk Management and Reinsurance

Consistent with standard industry practice for most insurance companies, we use reinsurance to manage our underwriting risk and efficiently utilize capital. In our commercial insurance lines, our reinsurers tend to be highly rated, well-capitalized professional third-party reinsurers. We typically contract with third-party reinsurers that have attained an “A-” or better financial strength rating from A.M. Best. Those reinsurers that fall below this threshold are required to post collateral on a funds held basis or with a letter of credit. A significant portion of our distribution partners of credit and service contract insurance products have captive reinsurance companies to assume the insurance risk on the products they deliver. These captive reinsurance companies are known as PORCs and in most instances each PORC assumes almost all of the underwriting risk associated with the insurance products they deliver. When we use PORCs, consistent with applicable laws and insurance regulations, we act in a fronting and administrative capacity on behalf of each PORC, providing underwriting and claims management services. We receive an administration fee that compensates us for our expenses associated with underwriting and servicing the underlying policies. Because reinsurance does not relieve us of our primary liability to the policyholder, we generally require cash collateral to secure the reinsurance receivable in the event that a PORC is unable to pay the claims it has assumed.

Market Opportunity

Commercial Lines

We underwrite and administer both admitted and E&S business. We believe underwriting business across multiple industries and geographies creates a conducive environment for targeting profitable programs, supporting agents with highly specialized skillsets and focusing on overlooked business lines. Our approach facilitates participation in niche markets when the rate environment presents actionable opportunities. We believe the breadth of our underwriting capacity, services and expertise afford our agents with a platform that meets the entirety of their needs. Our risk-sharing model aligns agents’ economics to their underwriting performance, incentivizing agents to grow while maintaining strict profit margin discipline. Through long-term relationships with our agents and substantial experience in the markets we serve, we believe we operate in an advantageous position against new market entrants, who we believe would find it time-consuming and expensive to compete against or replicate our success. Our commercial lines gross written premiums (including E&S lines) grew to $656.6 million in the year ended December 31, 2021, compared to $469.8 million in the year ended December 31, 2020, an increase of 39.7%.

Personal Lines

We are a leading provider of credit insurance and collateral protection products in the United States and believe we are well positioned to increase our market share both organically and potentially through acquisition. We believe our capabilities and reputation have allowed us to better position ourselves competitively for new business and renewals in the marketplace. We also believe our market position, capabilities and reputation will make us a preferred acquisition partner for smaller competitors that may choose to exit the market or desire a partner with more resources. Our personal lines gross written premiums grew to $781.8 million in the year ended December 31, 2021, compared to $593.9 million in the year ended December 31, 2020, an increase of 31.6%.

U.S. Warranty Solutions

We believe we can significantly increase our market presence in the service contract sector. We entered the service contract market as a natural extension of our insurance products given that it possesses similar attributes and distribution channels. Our service contract gross written premium equivalents grew to $652.1 million in the year ended December 31, 2021, compared to $550.0 million in the year ended December 31, 2020, an increase of 18.6%. We believe the demand from consumers for extended service contracts on products such as automobiles, furniture, mobile phones and electronics will continue to drive long-term growth opportunities.

Europe Warranty Solutions

In 2018, we expanded into Europe where we believe our existing protection solutions and service contract offerings can be successfully distributed while maintaining similar levels of historical underwriting performance. Our European gross written premiums and equivalents grew to $103.6 million in the year ended December 31, 2021, compared to $53.2 million in the year ended December 31, 2020, an increase of 94.6%.

Competition

We operate in several markets, and believe that no single company competes against us in all of our business lines. We may compete with other specialty carriers or program managers within a given program, but no specific insurers can be identified as clear competition across all of our business lines. Within the United States, we compete with specialty insurers like Markel Corporation, RLI Corporation and Clear Blue Insurance Group. We also compete with larger insurance companies that may selectively underwrite specialty or credit lines such as AIG and Allianz SE. Within our U.S. and European Warranty Solutions lines of business, we compete with Assurant, Securian Financial, Great American, Asurion, LLC, AmTrust Financial, SquareTrade Inc., Allianz SE, Helvetia Insurance and AXA SA. These lists are not exhaustive and are constantly evolving as we and our competitors expand coverages.

In general, the insurance markets we operate in are highly competitive. The competition we face is due to a confluence of factors, including product pricing, industry knowledge and expertise, quality of customer service, effectiveness of distribution channels, technology platforms and underwriting processes, the quality of information systems, financial strength ratings, size, breadth of products offered, overall reputation, and other factors. We primarily compete by leveraging our proprietary technological platform, decades of underwriting expertise, robust distribution relationships, data-driven marketing initiatives, our “agent-first” mentality, and best-in-class reputation.

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

Our insurance and service contract businesses are subject to U.S. federal and state regulations governing the protection of personal confidential information and data security, including the Gramm-Leach-Bliley Act, New York Department of Financial Services Cybersecurity Regulation and California Consumer Privacy Act. Our subsidiaries operating in the EU are subject to the General Data Protection Regulation, or the “GDPR,” which regulates data protection for all individuals within the EU.

A portion of our foreign business is conducted via our insurance company in Malta. Malta is a member country of the EU, and we are active in fourteen countries in the EU, plus the United Kingdom. The EU’s executive body, the European Commission, implemented insurance directives and capital adequacy and risk management regulations. EU member countries follow the insurance directives approved by the European Commission. The insurance directives set forth a regulatory regime for the authorization and supervision of insurers, with a minimum set of rules and standards for protecting policyholders across the EU.

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

Additionally, a portion of our US and EU business is also ceded to our reinsurance company subsidiary domiciled in Turks and Caicos. Our Turks and Caicos company is subject to Solvency II type of regulation by the domestic regulator.

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

Employees

As of December 31, 2021, Fortegra had 778 employees across 15 offices in four countries.

Tiptree Capital

We own a diversified group of investments that are owned and managed separately as Tiptree Capital, and include our Mortgage segment operations. Consistent with our operating principles, we manage Tiptree Capital with a long-term focus, balancing current cash flow and long-term value appreciation.

We expect the investments within Tiptree Capital to change over time as we exit investments and reallocate capital to new investment opportunities. Though we do not have any specific sector focus, historically, the majority of our investments have occurred within four major sectors: asset management, real assets, specialty finance and credit investments.

Tiptree Capital – Mortgage Operations

Our mortgage operations are conducted through Reliance First Capital, LLC. Our mortgage business has been focused on primarily originating and servicing agency-eligible (Federal Housing Administration (“FHA”) and Veterans Administration (“VA”)) and conventional loans that can be transferred to Government National Mortgage Association (“Ginnie Mae”) pools or sold on a servicing-retained or servicing-released basis to Federal National Mortgage Association (“Fannie Mae”), Federal Home Loan Mortgage Corporation (“Freddie Mac”) or secondary market investors and aggregators. Revenues are primarily generated from gain on sale income, loan fee income, servicing fee income, and net interest income. The growth in our mortgage business is expected primarily to come from increased origination volume, retention of additional mortgage servicing rights, and new products.

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

Employees

At December 31, 2021, our Mortgage operations had 442 employees.

Tiptree Capital - Other

Tiptree Capital - Other currently includes:

•Our investment holdings in the maritime transportation sector, primarily in dry bulk vessels and product tankers that transport commodities, such as coal, grains and clean petroleum products.
•Our share holdings of Invesque, a publicly traded real estate investment company that specializes in health care and senior living property investment throughout North America.
•Our ownership of Corvid Peak, a credit oriented, special situations asset manager.
•Our held for sale mortgage originator, Luxury Mortgage.

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

Employees

At December 31, 2021, Tiptree Capital - Other’s combined operations had 231 employees.

Human Capital

The success of our businesses depend on our ability to attract and retain experienced personnel and seasoned key executives who are knowledgeable about their industry and business. We recruit talent in diverse communities. Tiptree’s seven member board of directors includes two women and one underrepresented minority. Tiptree’s seven person senior management team includes two women and one underrepresented minority. Our talent strategy is focused on employee engagement and investments in programs to support career development, as well as recognizing and rewarding performance. An important element of our talent strategy is succession planning and building leadership at various levels across the organization.

We strive to:
•Provide employee wages that are competitive and consistent with employee positions, skill levels, experience, knowledge and geographic location.
•Align executives’ long-term equity compensation with stockholders’ interests by linking realizable pay with earnings and total stockholder return.
•Ensure that annual increases and incentive compensation are based on merit, which is communicated to employees at the time of hiring and documented through their talent management process as part of the annual review procedures and upon internal transfer and/or promotion.
•Ensure that all employees are eligible for health insurance, paid and unpaid leaves, and life and disability/accident coverage as well as access to wellness programs.

The Fortegra Foundation, a non-profit corporation chaired by Fortegra’s Chief Executive Officer, Mr. Richard S. Kahlbaugh, is a 501(c)(3) tax-exempt charity committed to giving back to our communities by lending a helping hand to those in need. We undertake multiple initiatives to support military families and local charities focused on the health and welfare of children and families. We also support clean water initiatives in Africa. Fortegra N.O.W. (Network of Women) is working to ensure equal access to leadership positions in the insurance industry regardless of gender or race. This is being accomplished through unconscious bias training, mentoring programs, education reimbursement, and policies that support work/life balance and equal pay for equal jobs. This group is led by female executives at Fortegra. The programming and resources provided are available to all Fortegra employees.

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

We invest in our employees’ career growth and provide employees with a wide range of training and development opportunities, including face-to-face, virtual and self-directed learning, mentoring, external development opportunities and continuing education required by certain professional organizations.

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

As of December 31, 2021, we owned 16.98 million shares, or approximately 30%, of Invesque, a real estate investment company that specializes in health care real estate and senior living property investment throughout North America. The value of our Invesque shares is reported at fair market value on a quarterly basis and fluctuates. A loss in the fair market value of our Invesque shares could have a material adverse effect on our financial condition and results of operations. To the extent we determine to sell all or a portion of our Invesque shares, there can be no assurance that we will be able to do so on a timely basis or at acceptable prices.

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

Failure to consummate the proposed WP Transaction could have a material adverse impact on our business, financial condition and results of operations, and if the proposed WP Transaction is consummated, Warburg Pincus may exert substantial influence on Fortegra, potentially in a manner that is not in Tiptree’s shareholders’ interests.

The consummation of the proposed WP Transaction is subject to the satisfaction or waiver of specified closing conditions, including filings with, and approvals from, insurance and other relevant regulatory agencies. There can be no assurance that these and other conditions to closing will be satisfied in a timely manner or at all.

A failed transaction may result in negative publicity and a negative impression of us in the investment community or business community generally. We have incurred, and will continue to incur, significant costs, expenses and fees for professional services and other transaction costs in connection with the proposed WP Transaction, for which we will have received little or no benefit if the proposed WP Transaction is not completed.

If the WP Transaction is consummated, Warburg Pincus would acquire an approximate 24% ownership in Fortegra on an as converted basis from us and would have contractual consent rights over Fortegra, including but not limited to certain acquisitions or dispositions, a sale or change of control of Fortegra that does not achieve certain thresholds, an initial public offering that does not achieve certain gross proceeds thresholds, incurrence of certain indebtedness, the issuance of equity senior in right to shares of Fortegra common or preferred stock, or amendments to the terms thereof, affiliated or related party transactions and transactions between Fortegra and us, any hiring or firing of certain management of Fortegra, and any material change in the nature of the business conducted by Fortegra. Warburg Pincus would also have pro rata representation on the Fortegra board of directors. As a result of their substantial ownership in Fortegra if the WP transaction in consummated, Warburg Pincus may exert a substantial influence on Fortegra, potentially in a manner that is not in Tiptree’s shareholder’s interests.

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

Our primary market risk exposures are to changes in interest rates. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Quantitative and Qualitative Disclosures About Market Risk.” In recent years, interest rates have been at or near historic lows. A protracted low interest rate environment would continue to place pressure on our insurance subsidiaries’ net investment income, which, in turn, would have a material adverse effect on our profitability. Future increases in interest rates could cause the values of our insurance subsidiaries’ fixed income securities portfolios to decline, with the magnitude of the decline depending on the duration of securities included in our insurance subsidiaries’ portfolio and the amount by which interest rates increase. Some fixed income securities have call or prepayment options, which create possible reinvestment risk in declining rate environments. Other fixed income securities, such as mortgage backed and asset backed securities, carry prepayment risk or, in a rising interest rate environment, may not prepay as quickly as expected.

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

In some cases, our businesses rely on the safeguards put in place by third parties to protect against security threats. These third parties, including vendors that provide products and services for their operations, could also be a source of security risk to them in the event of a failure or a security incident affecting such third parties’ own security systems and infrastructure. Our business’s network of ecosystem partners could also be a source of vulnerability to the extent their applications interface with our businesses, whether unintentionally or through a malicious backdoor. Our businesses do not review the software code included in third-party integrations in all instances.

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

Our business’s results of operations have in the past varied from quarter to quarter and may not be indicative of our long-term prospects.

Our business’s results of operations are subject to fluctuation and have historically varied from quarter to quarter. We expect their quarterly results to continue to fluctuate in the future due to a number of factors, including the general economic conditions in the markets where they operate, the frequency, occurrence or severity of catastrophic or other insured events or otherwise, fluctuating interest rates, claims exceeding their loss reserves, competition in their industry, deviations from expected renewal rates of their existing policies and contracts, adverse investment performance and the cost of reinsurance coverage.

In particular, our insurance subsidiaries seek to underwrite products and make investments to achieve favorable returns on tangible stockholders’ equity over the long-term. In addition, their opportunistic nature may result in fluctuations in gross written premiums from period to period as they concentrate on underwriting contracts that they believe will generate better long-term, rather than short-term, results. Accordingly, their short-term results of operations may not be indicative of their long-term prospects.

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

Our business’s risk management policies and procedures may prove to be ineffective and leave them exposed to unidentified or unanticipated risk, which could adversely affect their business, results of operations, financial condition or cash flows.

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

Moreover, state legislatures and regulators have increased their focus on risks within an insurer’s holding company system that may pose enterprise risk to insurers and within mortgage originators that may pose risk to borrowers. Our insurance and mortgage subsidiaries operate within an enterprise risk management (“ERM”) framework designed to assess and monitor their risks. However, there can be no assurance that they can effectively review and monitor all risks, or that all of their employees will operate within the ERM framework or that their ERM framework will result in their accurately identifying all risks and accurately limiting their exposures based on our business’s assessments.

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

A breach of the covenants under the indenture that governs our insurance subsidiaries’ 8.50% Fixed Rate Resetting Junior Subordinated Notes due in October 2057 (the “Notes”) and Amended and Restated Credit Agreement dated as of August 4, 2020 among Fortegra Financial and Lots Intermediate Co., as Borrowers, Fifth Third Bank, National Association, as Administrative Agent and Issuing Lender, Citizens Bank, N.A., as Syndication Agent, and First Horizon Bank, Keybank National Association and Synovus Bank as Co-Documentation Agents could result in an event of default. Such default may result in the acceleration of any other debt to which a cross-acceleration or cross-default provision applies. In the event our insurance subsidiaries’ lenders or noteholders accelerate the repayment of their indebtedness, they and their subsidiaries may not have sufficient assets to repay that indebtedness. As a result of these restrictions, they may be:

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

Our businesses rely on certain third-party software obtained under licenses from other companies and anticipate that they will continue to rely on such third-party software in the future. Although they believe that there are commercially reasonable alternatives to the third-party software they currently license, this may not always be the case, or it may be difficult or costly to replace their existing third-party software. In addition, integration of new third-party software may require significant work and require substantial investment of their time and resources. Our business’s use of additional or alternative third-party software would require them to enter into license agreements with third parties, which may not be available on commercially reasonable terms or at all. Many of the risks associated with the use of third-party software cannot be eliminated, and these risks could negatively impact their respective business.

Additionally, some of the software powering our business’s technology systems incorporates software covered by open source licenses. The terms of many open source licenses have not been interpreted by U.S. courts, and there is a risk that the licenses could be construed in a manner that imposes unanticipated conditions or restrictions on their ability to operate their systems. In the event that portions of their proprietary software are determined to be subject to an open source license, they could be required to publicly release the affected portions of their source code or re-engineer all or a portion of their technology systems, each of which could reduce or eliminate the value of their technology systems. Such risk could be difficult or impossible to eliminate and could adversely affect our business’s results of operations, financial condition and cash flows.

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

In addition, our mortgage business is materially affected by the monetary policies of the U.S. government and its agencies. Our mortgage business is particularly affected by the policies of the U.S. Federal Reserve, which influence interest rates and impact the size of the loan origination market. In 2017, the U.S. Federal Reserve ended its quantitative easing program and started its balance sheet reduction plan. The U.S. Federal Reserve's balance sheet consists of U.S. Treasuries and mortgage backed securities (“MBS”) issued by Fannie Mae, Freddie Mac and Ginnie Mae. To shrink its balance sheet prior to the COVID-19 pandemic, the U.S. Federal Reserve had slowed the pace of MBS purchases to a point at which natural runoff exceeded new purchases, resulting in a net reduction. In response to the COVID-19 pandemic, state and federal authorities took several actions to provide relief to those negatively affected by COVID-19, such as the CARES Act and the Federal Reserve's support of the financial markets. In particular, U.S. Federal Reserve announced programs to increase its purchase of certain MBS products in response to the COVID-19 pandemic's effect on the U.S. economy, and the market for MBS in particular. The lasting results of this policy change by the U.S. Federal Reserve are unknown at this time, as is its duration, but could affect the liquidity of MBS in the future.

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
In addition, in July 2017, the Chief Executive of the United Kingdom Financial Conduct Authority, which regulates

LIBOR, announced its intent to stop persuading or compelling banks to submit rates for the calculation of LIBOR to the administrator of LIBOR after 2021. On March 5, 2021, the ICE Benchmark Administration and the United Kingdom Financial Conduct Authority confirmed that most USD LIBOR tenors will continue to be published through the second quarter of 2023. We have exposure to LIBOR–based contracts within certain of our finance receivables and loans primarily related to commercial automotive loans, corporate finance loans, and mortgage loans, as well as certain investment securities, derivative contracts, and trust preferred securities, among other arrangements. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, has recommended the Secured Overnight Finance Rate (SOFR), as an alternative to LIBOR. SOFR is a broad measure of the cost of borrowing cash in the overnight U.S. treasury repo market. There can be no assurance that rates linked to SOFR, or associated changes related to the adoption of SOFR, will be as favorable to us as LIBOR and may result in an effective increase in the applicable interest rate on our current or future debt obligations. As a result, the discontinuation of LIBOR or LIBOR–based rates will present risks to our business.
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

Catastrophic events could significantly impact the Company’s businesses.

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

The global spread of the coronavirus (COVID-19) created significant market volatility and uncertainty and economic disruption. In addition, the impact of COVID-19 and measures to prevent its spread caused, and may continue to cause, substantial disruption to distribution channels, auto dealer partners and contract counterparties, and may limit our access to capital and customers through self-isolation, travel limitations, business restrictions, margin calls, and otherwise. These effects, individually or in the aggregate, could materially adversely impact our businesses, financial condition, operating results, liquidity and cash flows and such adverse impacts may be material to our results of operations and liquidity position. Any of the foregoing factors, or other cascading effects of the COVID-19 pandemic that are not currently foreseeable, could materially increase our costs, negatively impact our sales and damage the Company’s results of operations and its liquidity position, possibly to a significant degree. The duration of any such impacts cannot be predicted at this time.

Acts of war may disrupt international trade, create market volatility in debt, equity and commodities markets and result in import bans, export control regulations, increased costs, and sanctions by governmental authorities. These effects, individually or in the aggregate, could materially adversely impact our businesses, operations, financial condition, operating results, liquidity and cash flows and such adverse impacts may be material to our results of operations and liquidity position.

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

Our insurance subsidiaries are subject to regulation by state and, in some cases, foreign insurance authorities with respect to statutory capital, reserve and other requirements, including statutory capital and reserve requirements established by applicable insurance regulators based on RBC and Solvency II formulas. In any particular year, these requirements may increase or decrease depending on a variety of factors, most of which are outside our insurance subsidiaries’ control, such as the amount of statutory income or losses generated, changes in equity market levels, the value of fixed-income and equity securities in our investment portfolio, changes in interest rates and foreign currency exchange rates, as well as changes to the RBC formulas used by insurance regulators. The laws of the various states in which our insurance businesses operate establish insurance departments and other regulatory agencies with broad powers to preclude or temporarily suspend our insurance subsidiaries from carrying on some or all of their activities or otherwise fine or penalize them in any jurisdiction in which they operate. Such regulation or compliance could reduce our insurance business’s profitability or limit their growth by increasing the costs of compliance, limiting or restricting the products or services they sell, or the methods by which they sell their services and products, or subjecting their business to the possibility of regulatory actions or proceedings. Additionally, increases in the amount of additional statutory reserves that our insurance subsidiaries are required to hold could have a material adverse effect on their business, results of operations, financial condition and cash flows.

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

Holders

As of December 31, 2021, there were 59 common stockholders of record. This number does not include beneficial owners whose shares are held by nominees in street name.

Item 6. Reserved.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations is presented in this section as follows:

•Overview
•Results of Operations
•Non-GAAP Measures and Reconciliations
•Liquidity and Capital Resources
•Critical Accounting Policies and Estimates

OVERVIEW

Tiptree allocates capital to select small and middle market companies with the mission of building long-term value. Established in 2007, we have a significant track record investing in the insurance sector and across a variety of other industries, including mortgage origination, specialty finance and shipping. Our largest operating subsidiary, Fortegra, is a leading provider of specialty insurance products and related services. We also generate earnings from a diverse group of select investments that we refer to as Tiptree Capital, which includes our Mortgage segment and other, non-insurance businesses and assets. We evaluate performance primarily by the comparison of shareholders’ long-term total return on capital, as measured by growth in stock price plus dividends paid, in addition to Adjusted Net Income and Adjusted EBITDA.

Our 2021 highlights include:

Overall:
•Net income of $38.1 million increased from a net loss of $29.2 million in 2020, driven by growth in insurance and shipping operations, in addition to realized and unrealized gains on investments as compared to losses in 2020.
•Adjusted net income of $63.9 million increased 24.2% from $51.4 million in 2020, driven by improvement in insurance and shipping operations. Adjusted return on average equity was 16.5%, as compared to 13.1% in 2020.
•On October 12, 2021, Tiptree announced a $200 million strategic investment in its insurance subsidiary, Fortegra, by Warburg Pincus, a leading global growth investor. The investment will give Warburg Pincus an approximate 24% ownership in Fortegra on an as converted basis and is expected to close in the second quarter 2022, subject to regulatory approvals.

Insurance:
•Gross written premiums and premium equivalents were $2,194.0 million for the year ended December 31, 2021, as compared to $1,666.9 million for the year ended December 31, 2020, up 31.6% as a result of growth in admitted and E&S insurance lines as well as growth in fee-based service contract offerings.
•Total revenues increased 42.4% to $984.1 million, from $691.1 million in 2020, driven by increases in earned premiums, net, service and administrative fees, and net investment income.
•The combined ratio improved to 90.6%, as compared to 91.5% in 2020, driven by the continued scalability of Fortegra’s technology and shared service platform, which improved the expense ratio, while the underwriting ratio remained stable.
•Income before taxes of $69.9 million increased by $42.9 million as compared to $26.9 million in 2020. Return on average equity was 17.1% in 2021 as compared to 8.1% in 2020. The increase in both metrics was driven by revenue growth and an improved combined ratio, in addition to improved returns on investments as compared to the prior year.
•Adjusted net income increased 53.8% to $66.8 million, as compared to $43.4 million in 2020. Adjusted return on average equity was 22.2%, as compared to 15.2% in 2020. The increase in both metrics was driven by revenue growth and an improved combined ratio.

Tiptree Capital:
•Mortgage income before taxes was $28.4 million in 2021, as compared to $31.1 million in 2020, with the decrease driven by a decline in gain on sale margins, partially offset by higher servicing fees and positive fair value adjustments on the mortgage servicing portfolio. Return on average equity was 38.9% in 2021.
•Maritime transportation income before taxes was $11.6 million in 2021, as compared to $1.5 million in 2020, with the increase driven by a rise in dry-bulk charter rates.

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

Fortegra generally offers products which have low severity but high frequency loss experiences and are short duration. As a result, the business has historically generated significant fee-based revenues. In general, the types of products Fortegra offers tend to have limited aggregation risk and, thus, limited exposure to catastrophic and residual risk. Underwriting risk is mitigated through a combination of reinsurance and retrospective commission structures with agents, distribution partners and/or third-party reinsurers. To mitigate counterparty risk, Fortegra ensures its distribution partners’ captive reinsurance entities are over-collateralized with highly liquid investments, primarily cash and cash equivalents. Insurance results primarily depend on pricing, underwriting, risk retention and the accuracy of reserves, reinsurance arrangements, returns on invested assets, and policy and contract renewals and run-off. While Fortegra’s insurance operations have historically maintained a relatively stable combined ratio, initiatives to change the business mix along with economic factors could generate different results than the business has historically experienced. We believe there will continue to be growth opportunities to expand Fortegra’s specialty insurance offerings to other niche products and markets.

Fortegra’s investment portfolio includes fixed maturity securities, loans, credit investment funds, and equity securities. Many investments are held at fair value. Changes in fair value for loans, credit investment funds, and equity securities are reported quarterly as unrealized gains or losses in revenues and can be impacted by changes in interest rates, credit risk, or market risk, including specific company or industry factors. Our equity holdings are relatively concentrated. General equity market trends, along with company and industry specific factors, can impact the fair value which can result in unrealized gains and losses affecting our results.

The Federal Reserve has signaled that it intends to raise interest rates in the near term. Rising 10-year treasury yields, and the tapering of the Federal Reserve’s purchases of mortgage backed securities, has resulted in increases to mortgage interest rates as well, although those rates still remain at relative historic lows.

Our businesses can also be impacted in various ways by changes in interest rates, which can result in fluctuations in the fair value of investments, revenues associated with floating rate investments, volume and revenues in mortgage operations and interest expenses associated with floating rate debt used to fund operations. Rising interest rates could impact the value of certain fixed maturity securities, with any unrealized losses recorded in equity, and if realized, could impact our results of operations. Offsetting the impact of a rising interest rate environment, new investments in fixed rate instruments from both maturities and portfolio growth can result in higher interest income on investments over time. In declining interest rate environments, the opposite impacts could occur. In addition, certain investments are based on floating interest rates, which has resulted in lower investment income during the recent period of extended low rates. Rising interest rates can also impact the cost of floating interest rate debt obligations, while declining rates can decrease the cost of debt. Our secured revolving and term credit agreements, preferred trust securities and asset-based revolving financing are all floating rate obligations.

Low mortgage rates due to the Federal Reserve intervention in mortgage markets, and rising home prices in certain markets, has resulted in a combination of higher mortgage volumes and margins beginning in the second quarter of 2020 and continuing through 2021, which has been a benefit to our mortgage operations. The recent low interest rate environment also benefits interest cost on debt, although corporate debt remains above current LIBOR rates. There can be no assurance that these positive trends will continue, the reversal of which could have a materially negative impact on our results of operations, and which may only be partially mitigated by the benefit to LIBOR based investments.

Authorities that regulate LIBOR have announced plans to phase out LIBOR, such that LIBOR is expected to cease to exist as a benchmark for floating interest rates. The Federal Reserve Board and the Federal Reserve Bank of New York organized the Alternative Reference Rates Committee, which identified the Secured Overnight Financing Rate (SOFR) as its preferred alternative rate for USD-LIBOR. We are not able to predict when LIBOR will cease to be available or when there will be sufficient liquidity in the SOFR markets as a replacement reference rate. Such uncertainty may result in a sudden or prolonged increase or decrease in reported LIBOR and/or its replacement rate. To address the phase out of LIBOR, the agreements for our debt facilities include a mechanism to replace LIBOR with an alternative reference rate under specified circumstances, whether that replacement is SOFR or another benchmark. If future rates based upon the successor reference rate are higher than LIBOR rates as currently determined due to illiquidity or other factors, our interest expense could increase.

Common shares of Invesque represent a significant asset on our consolidated balance sheet, both as part of insurance investments and separately in Tiptree Capital. Our investment in Invesque, which operates in the seniors housing, skilled nursing and medical office industries, is carried on our consolidated balance sheet at fair value. In April 2020, in response to the uncertainty in the industry, Invesque suspended its dividend to conserve liquidity. In combination with the impact of the COVID-19 pandemic on occupancy rates, Invesque’s stock declined significantly, which had a material impact on the carrying value of the investment and results of operations in 2020. While their stock price and the value of the investment increased modestly in 2021, any additional declines in the fair value of Invesque’s common stock could have a significant impact on our results of operations and the value of the investment.

The maritime transportation industry is highly competitive and fragmented. Demand for shipping capacity is a function of global economic conditions and the related demand for commodities, production and consumption patterns, and is affected by events which interrupt production, trade routes, and consumption. The shipping industry is cyclical with significant volatility in charter hire rates and profitability, which can change rapidly. General global economic conditions, along with company and industry specific factors, are expected to continue to impact the fair value of our vessels and associated operating results. While there is a current imbalance in supply and demand for shipping capacity, which led to a cyclical high in dry-bulk charter rates, a change in those factors and/or changes in global economic conditions could result in substantially lower charter rates, which could negatively impact our results of operations and the carrying value of our vessels.

RESULTS OF OPERATIONS
The following is a summary of our consolidated financial results for the year ended December 31, 2021, 2020 and 2019. In addition to GAAP results, management uses the Non-GAAP measures Adjusted net income, Adjusted return on average equity, Adjusted EBITDA and book value per share as measurements of operating performance. Management believes these measures provide supplemental information useful to investors as they are frequently used by the financial community to analyze financial performance and comparison among companies. Management uses Adjusted net income and adjusted return on average equity as part of its capital allocation process and to assess comparative returns on invested capital. Adjusted EBITDA is also used in determining incentive compensation for the Company’s executive officers. Adjusted net income represents income before taxes, less provision (benefit) for income taxes, and excluding the after-tax impact of various expenses that we consider to be unique and non-recurring in nature, stock-based compensation, net realized and unrealized gains (losses), and intangibles amortization associated with purchase accounting. The Company defines Adjusted EBITDA as GAAP net income of the Company plus corporate interest expense, plus income taxes, plus depreciation and amortization expense, less the effects of purchase accounting, plus non-cash fair value adjustments, plus significant non-recurring expenses, and plus unrealized gains (losses) on available for sale securities that are reported in other comprehensive income. Adjusted net income, Adjusted return on average equity and Adjusted EBITDA are not measurements of financial performance or liquidity under GAAP and should not be considered as an alternative or substitute for GAAP net income. See “Non-GAAP Reconciliations” for a reconciliation of these measures to their GAAP equivalents.

Selected Key Metrics

($ in thousands, except per share information)	For the Year Ended December 31,
GAAP:	2021	2020	2019
Total revenues	$1,200,514	$810,301	$772,728
Net income (loss) attributable to common stockholders	$38,132	$(29,158)	$18,361
Diluted earnings per share	$1.09	$(0.86)	$0.50
Cash dividends paid per common share	$0.16	$0.16	$0.16
Return on average equity	11.4%	(6.4)%	5.0%

Non-GAAP: (1)
Adjusted net income	$63,869	$51,431	$27,598
Adjusted return on average equity	16.5%	13.1%	6.8%
Adjusted EBITDA	$100,776	$4,541	$68,085
Book value per share	$11.22	$10.90	$11.52
(1)    See “—Non-GAAP Reconciliations” for a discussion of non-GAAP financial measures.

Revenues

For the year ended December 31, 2021, revenues were $1,200.5 million, which increased $390.2 million, or 48.2% compared to the prior year period, primarily driven by growth in earned premiums, net, and service and administrative fees in the insurance business, increased revenues from our dry-bulk vessels and mortgage servicing portfolio, and net realized and unrealized gains on Invesque and other investments in 2021 compared to losses in 2020.

For the year ended December 31, 2020, revenues were $810.3 million, which increased $37.6 million, or 4.9% compared to the prior year, primarily due to a combination of growth in commercial and service contract lines in our insurance business and revenues associated with our mortgage business. Offsetting these increases were net realized and unrealized losses of $83.6 million for the year ended December 31, 2020, on Invesque and other equity securities.

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

($ in thousands)	For the Year Ended December 31,
	2021	2020	2019
Net realized and unrealized gains (losses)(1)	$8,885	$(1,817)	$12,189
Net realized and unrealized gains (losses) - Invesque	$3,736	$(81,813)	$(1,200)
(1)    Excludes Invesque and Mortgage realized and unrealized gains and losses. The year ended December 31, 2019 includes a $7.6 million gain on sale of our CLO business.

Net Income (Loss) Attributable to common stockholders

For the year ended December 31, 2021, net income attributable to common stockholders was $38.1 million, an increase of $67.3 million from a net loss of $29.2 million for the year ended December 31, 2020, primarily driven by net realized and unrealized gains on Invesque and other investments in 2021 compared to losses in 2020, in addition to growth in Fortegra’s underwriting and fee operations, increased revenues from our mortgage servicing portfolio and improvement in dry-bulk shipping rates.

For the year ended December 31, 2020, net loss attributable to common stockholders was $29.2 million, a decrease of $47.5 million from net income of $18.4 million in 2019. The decrease for the year ended December 31, 2020 was primarily driven by the same factors that impacted revenues in the respective periods.

Adjusted net income & Adjusted return on average equity - Non-GAAP

Adjusted net income for the year ended December 31, 2021 was $63.9 million, an increase of $12.4 million, or 24.2%, from the year ended December 31, 2020. For the year ended December 31, 2021, adjusted return on average equity was 16.5%, as compared to 13.1% at December 31, 2020, with the increase in both metrics driven by improved performance in our insurance and shipping operations.

Adjusted net income for the year ended December 31, 2020 was $51.4 million, an increase of $23.8 million from 2019. The 2020 Adjusted return on average equity was 13.1%, as compared to 6.8% in 2019, with the increase in both metrics driven by improved performance in our insurance and mortgage operations.

Adjusted EBITDA - Non-GAAP

Adjusted EBITDA for the year ended December 31, 2021 was $100.8 million, an increase of $96.2 million from 2020, driven by realized and unrealized gains in 2021 compared to losses in 2020 (primarily Invesque), in addition to the improved operating performance noted above.

Adjusted EBITDA for the year ended December 31, 2020 was $4.5 million, a decrease of $63.5 million from 2019, which was substantially driven by unrealized losses on Invesque and other equity securities.

Book Value per share - Non-GAAP

Total stockholders’ equity was $400.2 million as of December 31, 2021 compared to $373.5 million as of December 31, 2020. In the year ended December 31, 2021, Tiptree returned $8.2 million to stockholders through share repurchases and dividends paid. Book value per share for the period ended December 31, 2021 was $11.22, an increase from book value per share of $10.90 as of December 31, 2020. The key drivers of the increase over the past four quarters were income per share and the purchase of 0.5 million shares at a discount to book value, partially offset by other comprehensive losses, dividends paid of $0.16 per share, and issuance of shares related to warrants and vested subsidiary equity awards.

Total stockholders’ equity was $373.5 million as of December 31, 2020 compared to $411.4 million as of December 31, 2019. In 2020, Tiptree returned $19.3 million to shareholders through share repurchases and dividends paid. Book value per share for the period ended December 31, 2020 was $10.90, a decrease from book value per share of $11.52 as of December 31, 2019. The key drivers of the reduction from the prior year were losses per share and dividends paid of $0.160 per share. The decrease was partially offset by the purchase of 2.4 million shares.

Results by Segment
We classify our business into two reportable segments, Insurance and Mortgage, with the remainder of our operations aggregated into Tiptree Capital - Other. Corporate activities include holding company interest expense, corporate employee compensation and benefits, and other expenses, including, but not limited to, public company expenses. Mortgage has been broken out of Tiptree Capital as a reportable segment because for the years ended December 31, 2021 and 2020 it met the quantitative threshold for disclosure. Segments for the year ended December 31, 2019 were conformed to this presentation as of December 31, 2020.

The following tables present the components of Revenue, Income (loss) before taxes and Adjusted net income for the following periods:

($ in thousands)	For the Year Ended December 31,
	2021	2020	2019
Revenues:
Insurance	$984,130	$691,061	$635,085
Mortgage	111,295	112,165	66,121
Tiptree Capital - other	105,089	7,075	71,522
Corporate	—	—	—
Total revenues	$1,200,514	$810,301	$772,728

Income (loss) before taxes:
Insurance	$69,857	$26,948	$37,030
Mortgage	28,407	31,102	2,959
Tiptree Capital - other	17,210	(61,242)	23,391
Corporate	(50,132)	(35,660)	(34,241)
Total income (loss) before taxes	$65,342	$(38,852)	$29,139

Non-GAAP - Adjusted net income (1):
Insurance	$66,782	$43,423	$32,806
Mortgage	17,434	28,578	3,929
Tiptree Capital - other	10,763	4,497	14,083
Corporate	(31,110)	(25,067)	(23,220)
Total adjusted net income	$63,869	$51,431	$27,598
(1)    See “—Non-GAAP Reconciliations” for a discussion of non-GAAP financial measures.

Insurance

Our principal operating subsidiary, Fortegra, is a specialty insurance underwriter and service provider, which focuses on niche business mixes and fee-oriented services. Our combination of specialty insurance underwriting, service contract products, and related service solutions delivered through a vertically integrated business model creates a blend of traditional underwriting revenues, investment income and unregulated fee revenues. We are an agent-driven business model, distributing our products through independent insurance agents, consumer finance companies, online retailers, auto dealers, and regional big box retailers to deliver products that complement the consumer transaction.

The following tables present the Insurance segment results for the following periods:

Results of Operations - 2021 Compared to 2020

($ in thousands)	For the Year Ended December 31,
	2021	2020	Change	% Change
Revenues:
Earned premiums, net	$685,552	$477,991	$207,561	43.4%
Service and administrative fees	260,525	186,973	73,552	39.3%
Ceding commissions	11,784	21,101	(9,317)	(44.2)%
Net investment income	17,896	9,916	7,980	80.5%
Net realized and unrealized gains (losses)	(2,006)	(11,944)	9,938	NM %
Other revenue	10,379	7,024	3,355	47.8%
Total revenues	$984,130	$691,061	$293,069	42.4%
Expenses:
Net losses and loss adjustment expenses	253,473	178,248	75,225	42.2%
Member benefit claims	73,539	58,650	14,889	25.4%
Commission expense	396,683	280,210	116,473	41.6%
Employee compensation and benefits	76,552	65,089	11,463	17.6%
Interest expense	17,576	15,487	2,089	13.5%
Depreciation and amortization	17,223	10,835	6,388	59.0%
Other expenses	79,227	55,594	23,633	42.5%
Total expenses	$914,273	$664,113	$250,160	37.7%
Income (loss) before taxes (1)	$69,857	$26,948	$42,909	159.2%

Key Performance Metrics:
Gross written premiums and premium equivalents	$2,194,024	$1,666,942	$527,082	31.6%
Return on average equity	17.1%	8.1%
Underwriting ratio	74.7%	74.6%
Expense ratio	15.9%	16.9%
Combined ratio	90.6%	91.5%

Non-GAAP Financial Measures (2):
Adjusted net income	$66,782	$43,423	$23,359	53.8%
Adjusted return on average equity	22.2%	15.2%
(1)    Net income was $48,755 and $22,821 for the years ended December 31, 2021 and 2020, respectively.
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

Service and Administrative Fees

Service and administrative fees represent the earned portion of our gross written premiums and premium equivalents, which is generated from non-insurance products including auto and consumer goods service contracts, motor club contracts and other services offered as part of our vertically integrated product offerings. Such fees are typically positively correlated with transaction volume and are recognized as revenue when realized and earned. At the end of each reporting period, gross written premiums and premium equivalents written for service contracts not earned are classified as deferred revenue, which are earned in subsequent periods over the remaining term of the policy.

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

Revenues – 2021 compared to 2020

For the year ended December 31, 2021, total revenues increased 42.4%, to $984.1 million, as compared to $691.1 million for the year ended December 31, 2020. Earned premiums, net of $685.6 million increased $207.6 million, or 43.4%, driven by growth in commercial and personal lines, including E&S insurance offerings. Service and administrative fees of $260.5 million increased by 39.3%, driven by growth in auto and consumer goods service contract revenues. Ceding commissions of $11.8 million decreased by $9.3 million, or 44.2%, driven by lower ceding fees as less business was ceded in our U.S. Insurance lines. Other revenues increased by $3.4 million, or 47.8%, driven by growth in our premium finance lines.

For the year ended December 31, 2021, net investment income of $17.9 million increased $8.0 million from 2020, driven by increased interest income from growth in fixed income securities and higher dividends on equity securities. Net realized and unrealized losses were $2.0 million, a reduction in losses of $9.9 million, driven by realized and unrealized gains on equity securities in 2021, as compared to losses on equity securities and other investments in 2020.

For the year ended December 31, 2021, 28.7% of our revenues were derived from fees that are not solely dependent upon the underwriting performance of our insurance products, resulting in more diversified and consistent earnings. For the year ended December 31, 2021, 81.7% of our fee-based revenues were generated in non-regulated service companies, with the remainder in our regulated insurance companies.

The combination of unearned premiums and deferred revenues on Fortegra’s balance sheet grew to $1,658.8 million, representing an increase of $399.1 million, or 31.7%, from December 31, 2020 to December 31, 2021 as a result of growth in gross written premiums and premium equivalents, primarily related to admitted and E&S insurance lines as well as auto and consumer goods service contracts.

Expenses

Underwriting and fee expenses under insurance and service contracts include losses and loss adjustment expenses, member benefit claims and commissions expense.

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

Member Benefit Claims

Member benefit claims represent the costs of services and replacement devices incurred in auto, consumer goods and roadside service contracts. Member benefit claims represent claims paid on behalf of contract holders directly to third-party providers for roadside assistance and for the repair or replacement of covered products. Claims can also be paid directly to contract holders as a reimbursement payment, provided supporting documentation of loss is submitted to the Company. Claims are recognized as expense when incurred.

Commission Expense

Commission expenses reflect commissions we pay retail agents, program administrators and managing general underwriters, net of ceding commissions we receive on business ceded under certain reinsurance contracts. In addition, commission expenses include premium-related taxes. Commission expenses related to each policy we write are deferred and amortized to expense in proportion to the premium earned over the policy life. Commission expense is incurred on most product lines, the majority of which are retrospective commissions paid to agents, distributors and retailers selling our products, including credit insurance policies, auto and consumer goods service contracts and motor club memberships. When claims increase, in most cases our distribution partners bear the risk through a reduction in their retrospective commissions. Commission rates are, in many cases, set by state regulators, such as in credit and collateral protection programs and are also impacted by market conditions and the retention levels of our distribution partners.

Operating and Other Expenses

Operating and other expenses represent the general and administrative expenses of our insurance operations including employee compensation and benefits and other expenses, including, technology costs, office rent, and professional services fees, such as legal, accounting and actuarial services.

Interest Expense

Interest expense consists primarily of interest expense on our corporate revolving debt, our Notes, our preferred trust securities due June 15, 2037 (“Preferred Trust Securities”) and asset-based debt for our premium finance business, which is non-recourse to Fortegra.

Depreciation and Amortization

Depreciation expense is primarily associated with furniture, fixtures and equipment. Amortization expense is primarily associated with purchase accounting amortization including values associated with acquired customer relationships, trade names and internally developed software and technology.

Expenses – 2021 compared to 2020

For the year ended December 31, 2021, net losses and loss adjustment expenses were $253.5 million, member benefit claims were $73.5 million and commission expense was $396.7 million, as compared to $178.2 million, $58.7 million and $280.2 million, respectively, for the year ended December 31, 2020. The increase in net losses and loss adjustment expenses of $75.2 million, or 42.2%, was driven by growth in U.S. Insurance lines and the impact of prior year development of $2.6 million as a result of higher-than-expected claim severity from business written by a small group of producers of our personal and commercial lines of business. The impact of the prior year development increased our ratio of net losses and loss adjustment expenses to earned premiums, net by 0.4%. The increase in member benefit claims of $14.9 million, or 25.4%, was driven by growth in auto and consumer goods service contracts. Commission expense increased by $116.5 million, or 41.6%, in line with growth in earned premiums, net and service and administrative fees.

For the year ended December 31, 2021, employee compensation and benefits were $76.6 million and other expenses were $79.2 million, as compared to $65.1 million and $55.6 million, respectively, for the year ended December 31, 2020. Employee compensation and benefits increased by $11.5 million, or 17.6%, driven by the acquisition of Sky Auto and investments in human capital associated with our growth objectives in E&S and service contract lines. Other expenses increased by $23.6 million, or 42.5%, driven by increased marketing costs aligned with revenue growth in Sky Auto, and increases in premium taxes, which grew in line with earned premiums. Included in other expenses were $2.2 million and $3.4 million for the years ended December 31, 2021 and 2020, respectively, related to non-recurring professional fees associated with preparation of the registration statement for the Fortegra initial public offering which was withdrawn in April 2021, and investment banking and legal expenses associated with the acquisition of Smart AutoCare and Sky Auto in January 2020.

For the year ended December 31, 2021, interest expense was $17.6 million as compared to $15.5 million for the year ended December 31, 2020. The increase in interest expense of $2.1 million, or 13.5%, was driven by increased asset-based borrowings to support growth in our premium finance lines and higher usage of the revolving working capital facility and letters of credit to support net written premium growth.

For the year ended December 31, 2021, depreciation and amortization expense was $17.2 million, including $15.3 million of intangible amortization related to purchase accounting associated with the acquisitions of Sky Auto, Smart AutoCare and Fortegra. For the year ended December 31, 2020, depreciation and amortization expense was $10.8 million including $9.2 million of intangible amortization from purchase accounting related to Smart AutoCare and Fortegra.

The following tables present the Insurance segment results for the following periods:

Results of Operations - 2020 Compared to 2019

($ in thousands)	For the Year Ended December 31,
	2020	2019	Change	% Change
Revenues:
Earned premiums, net	$477,991	$499,108	$(21,117)	(4.2)%
Service and administrative fees	186,973	106,239	80,734	76.0%
Ceding commissions	21,101	9,608	11,493	119.6%
Net investment income	9,916	8,667	1,249	14.4%
Net realized and unrealized gains (losses)	(11,944)	6,896	(18,840)	NM %
Other revenue	7,024	4,567	2,457	53.8%
Total revenues	$691,061	$635,085	$55,976	8.8%
Expenses:
Net losses and loss adjustment expenses	178,248	151,009	27,239	18.0%
Member benefit claims	58,650	19,672	38,978	198.1%
Commission expense	280,210	303,057	(22,847)	(7.5)%
Employee compensation and benefits	65,089	49,789	15,300	30.7%
Interest expense	15,487	14,766	721	4.9%
Depreciation and amortization	10,835	9,105	1,730	19.0%
Other expenses	55,594	50,657	4,937	9.7%
Total expenses	$664,113	$598,055	$66,058	11.0%
Income (loss) before taxes (1)	$26,948	$37,030	$(10,082)	(27.2)%

Key Performance Metrics:
Gross written premiums and premium equivalents	$1,666,942	$1,297,042	$369,900	28.5%
Return on average equity	8.1%	10.7%
Underwriting ratio	74.6%	76.5%
Expense ratio	16.9%	15.9%
Combined ratio	91.5%	92.4%

Non-GAAP Financial Measures (2):
Adjusted net income	$43,423	$32,806	$10,617	32.4%
Adjusted return on average equity	15.2%	12.3%
(1)    Net income was $22,821 and $27,160 for the year ended December 31, 2020 and 2019, respectively.
(2)    See “—Non-GAAP Reconciliations” for a discussion of non-GAAP financial measures.

Revenues – 2020 compared to 2019

For the year ended December 31, 2020, total revenues increased 8.8%, to $691.1 million, as compared to $635.1 million for the year ended December 31, 2019. Earned premiums, net of $478.0 million decreased $21.1 million, or 4.2%, driven by increased ceding of credit insurance and collateral protection premiums, and increased credit insurance cancellations driven by COVID-19 stimulus payments to consumers. This was partially offset by growth in commercial, service contract and niche personal lines programs. Service and administrative fees of $187.0 million increased by 76.0% driven by our acquisition of Smart AutoCare and growth in service contract revenues. Excluding Smart AutoCare, service and administrative fees increased by 11.7%, driven by growth in our consumer goods and roadside service contracts. Ceding commissions of $21.1 million increased by $11.5 million, or 119.6%, driven by growth in commercial lines and higher fees associated with the increase in ceded premiums in credit insurance and collateral protection programs. Other revenues increased by $2.5 million, or 53.8%, driven by growth in our premium finance lines.

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

For the year ended December 31, 2020, net investment income was $9.9 million driven by interest income on fixed income securities and dividends on equity securities. Net realized and unrealized losses were $11.9 million, a decline of $18.8 million, driven by realized and unrealized losses on equity securities in 2020, as compared to gains on equity securities and other investments in 2019.

Expenses – 2020 compared to 2019

For the year ended December 31, 2020, net losses and loss adjustment expenses were $178.2 million, member benefit claims were $58.7 million and commission expense was $280.2 million, as compared to $151.0 million, $19.7 million and $303.1 million, respectively, for the year ended December 31, 2019. The increase in net losses and loss adjustment expenses of $27.2 million, or 18.0%, was driven by growth in our U.S. Insurance business and the impact of prior year development of $5.4 million related to higher than expected claims frequency in certain programs associated with a small group of producers. The impact of the prior year development increased our ratio of net losses and loss adjustment expenses to earned premiums, net by 1.1%. The increase in member benefit claims of $39.0 million, or 198.1%, was driven by the acquisition of Smart AutoCare. Commission expense declined by $22.8 million, or 7.5%, driven by a decline in retrospective commission payments, largely offsetting the increase in net losses and loss adjustment expense.

For the year ended December 31, 2020, employee compensation and benefits were $65.1 million and other expenses were $55.6 million, as compared to $49.8 million and $50.7 million, respectively, for the year ended December 31, 2019. Employee compensation and benefits increased by $15.3 million, or 30.7%, driven by the acquisition of Smart AutoCare and investments in human capital associated with our growth objectives in E&S and service contract lines. Other expenses increased by $4.9 million, or 9.7%, driven by increases in acquisition related expenses, and premium taxes, which grew in line with premiums. Included in other expenses were $3.4 million and $2.0 million for the years ended December 31, 2020 and 2019, respectively, related to non-recurring professional fees associated with investment banking and legal expenses for our acquisitions of Smart AutoCare and Sky Auto.

For the year ended December 31, 2020, interest expense was $15.5 million as compared to $14.8 million for the year ended December 31, 2019. The increase in interest expense of $0.7 million, or 4.9%, was driven by higher outstanding asset-based debt for our premium finance business, partially offset by decreases in LIBOR over 2020.

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

Gross Written Premiums and Premium Equivalents

Gross written premiums and premium equivalents represent total gross written premiums from insurance policies and service contracts issued, as well as premium finance volumes during a reporting period. They represent the volume of insurance policies written or assumed and service contracts issued during a specific period of time without reduction for policy acquisition costs, reinsurance costs or other deductions. Gross written premiums is a volume measure commonly used in the insurance industry to compare sales performance by period. Premium equivalents are used to compare sales performance of service and administrative contract volumes to gross written premiums. Investors also use these measures to compare sales growth among comparable companies, while management uses these measures to evaluate the relative performance of various sales channels.

The below table shows gross written premiums and premium equivalents by business mix for the following periods:

	For the Year Ended December 31,
($ in thousands)	Gross Written Premiums and Premium Equivalents
	2021	2020	2019
U.S. Insurance	$1,438,393	$1,063,743	$965,544
U.S. Warranty Solutions	652,052	549,983	297,289
Europe Warranty Solutions	103,579	53,216	34,209
Total	$2,194,024	$1,666,942	$1,297,042

Total gross written premiums and premium equivalents for the year ended December 31, 2021 were $2.2 billion as compared to $1.7 billion in 2020. The growth of $527.1 million, or 31.6%, is driven by a combination of factors including Fortegra’s growing distribution partner network, expanding admitted and E&S insurance lines, and increasing market penetration in the service contract sector through the acquisitions of Smart AutoCare (January 2020) and Sky Auto (December 2020). Additionally, certain retail-oriented distribution partners were impacted by COVID-19 shutdowns in 2020, providing for a more favorable period over period comparison.

We believe the continued growth in commercial E&S and service contract lines will result in increased gross written premiums and premium equivalents, and therefore growth in unearned premiums and deferred revenues on the balance sheet. The growth in gross written premiums and premium equivalents, combined with higher retention in select products, has resulted in an increase of $399.1 million, or 31.7%, in Fortegra’s unearned premiums and deferred revenue on the balance sheet. As of December 31, 2021, Fortegra’s unearned premiums and deferred revenues were $1,658.8 million, as compared to $1,259.7 million as of December 31, 2020.

Total gross written premiums and premium equivalents for the year ended December 31, 2020 were $1.7 billion as compared to $1.3 billion in 2019. U.S. Insurance lines increased by $98.2 million for the year ended December 31, 2019, or 10.2%, driven by growth in commercial, service contract insurance and collateral protection lines. U.S. Warranty Solutions increased by $252.7 million for the year ended December 31, 2020, or 85.0%, driven primarily by the acquisition of Smart AutoCare and growth in premium finance volumes. Europe Warranty Solutions increased by $19.0 million, or 55.6%, driven by growth in auto and consumer goods service contracts.

The growth in gross written premiums and premium equivalents, combined with higher risk retention in select products, increased unearned premiums and deferred revenue on Fortegra’s balance sheet by $410.4 million, or 48.3%. As of December 31, 2020, Fortegra’s unearned premiums and deferred revenues were $1,259.7 million, as compared to $849.3 million as of December 31, 2019.

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

A combined ratio under 100% generally indicates an underwriting profit. A combined ratio over 100% generally indicates an underwriting loss. These ratios are commonly used in the insurance industry as a measure of underwriting profitability, excluding earnings on the insurance portfolio. Investors commonly use these measures to compare underwriting performance among companies separate from the performance of the investment portfolio. Management uses these measures to compare the profitability of various products we underwrite as well as profitability among our various agents and sales channels.

The combined ratio was 90.6% for the year ended December 31, 2021, which consisted of an underwriting ratio of 74.7% and an expense ratio of 15.9%, as compared to 91.5%, 74.6% and 16.9%, respectively, for the year ended December 31, 2020. The improvement in the combined ratio year over year is primarily driven by the continued scalability of the technology and shared service platform, decreasing the expense ratio, while maintaining consistent underwriting performance. Our focus on underwriting expertise, A.I. driven lead generation, and technology-enhanced administration improves productivity, lowers administrative costs and results in agent relationships sustained over the long-term.

The combined ratio was 91.5% for the year ended December 31, 2020, which consisted of an underwriting ratio of 74.6% and an expense ratio of 16.9%, as compared to 92.4%, 76.5% and 15.9%, respectively, for the year ended December 31, 2019.

The improvement in the combined ratio and underwriting ratio from 2019 to 2020 was primarily due to the shift in business mix as the result of the growth in commercial and service contract lines, while the increase in the expense ratio was primarily driven by the impact of purchase accounting on the recognition of revenues and expenses associated with our acquisition of Smart AutoCare.

Return on Average Equity

Return on average equity is expressed as the ratio of net income to average stockholders’ equity during the period. Management uses this ratio as a measure of the on-going performance of the totality of the Company’s operations.

Return on average equity was 17.1% for the year ended December 31, 2021, as compared to 8.1%, for the year ended December 31, 2020, with the increase driven by growth in underwriting and fee revenues, improvement in the combined ratio and realized and unrealized gains in 2021, as compared to realized and unrealized losses in 2020.

Return on average equity was 8.1% for the year ended December 31, 2020, as compared to 10.7%, for the year ended December 31, 2019, with the decline driven by realized and unrealized losses in 2020, as compared to realized and unrealized gains in 2019, partially offset by improvement in revenues associated with underwriting activities.

Non-GAAP Financial Measures

Underwriting and Fee Revenues and Underwriting and Fee Margin - Non-GAAP(1)

In order to better explain to investors the underwriting performance and the respective retentions between the Company and its agents and reinsurance partners, we use the non-GAAP metrics – underwriting and fee revenues and underwriting and fee margin. We generally manage our exposure to the risks we underwrite using both reinsurance (e.g., quota share and excess of loss) and retrospective commission agreements with our agents (e.g., commissions paid are adjusted based on the actual underlying losses incurred), which mitigate our risk. Period-over-period comparisons of revenues and expenses are often impacted by the agents and their PORC’s choice as to their risk retention appetite, specifically earned premiums, net, service and administration fees, ceding commissions, and other revenue, all components of revenue, and losses and loss adjustment expenses, member benefit claims, and commissions paid to our agents and reinsurers. Generally, when losses are incurred, the risk which is retained by our agents and reinsurers is reflected in a reduction in commissions paid.

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

The below table shows underwriting and fee revenues and underwriting and fee margin by business mix for the following periods:

	For the Year Ended December 31,
($ in thousands)	Underwriting and Fee Revenues (1)			Underwriting and Fee Margin (1)
	2021	2020	2019	2021	2020	2019
U.S. Insurance	$690,154	$507,537	$525,554	$141,258	$106,763	$105,492
U.S. Warranty Solutions	230,942	162,900	87,130	90,255	61,722	37,478
Europe Warranty Solutions	47,144	22,652	6,834	13,032	7,496	2,808
Total	$968,240	$693,089	$619,518	$244,545	$175,981	$145,778
(1)    See “—Non-GAAP Reconciliations” for a discussion of non-GAAP financial measures.

Underwriting and fee revenues were $968.2 million for the year ended December 31, 2021, as compared to $693.1 million,

for the year ended December 31, 2020. Total underwriting and fee revenues were up $275.2 million, or 39.7%, driven by growth in all product lines. U.S. Insurance revenues increased $182.6 million, or 36.0%, driven by growth in E&S commercial, collateral protection and credit insurance lines. The increase in U.S. Warranty Solutions was $68.0 million, or 41.8%, driven by growth in auto, consumer goods, and premium finance. Europe Warranty Solutions increased by $24.5 million, or 108.1%, driven by growth in auto and consumer goods service contracts.

Underwriting and fee margin was $244.5 million for the year ended December 31, 2021 as compared to $176.0 million for the year ended December 31, 2020, representing an increase of $68.6 million, or 39.0%, driven by growth in all product lines. U.S. Insurance grew by $34.5 million, or 32.3%, as the underwriting ratio was consistent year-over-year at 79.5% while revenues increased. U.S. Warranty Solutions increased by $28.5 million, or 46.2%, driven by the growth in revenues and improvement in the underwriting ratio. Europe Warranty Solutions increased by $5.5 million, or 73.9%, driven by growth in auto and consumer goods service contracts in those markets.

Underwriting and fee revenues were $693.1 million for the year ended December 31, 2020, as compared to $619.5 million, for the year ended December 31, 2019. Total underwriting and fee revenues were up $73.6 million, or 11.9%, driven by growth in U.S. and Europe Warranty Solutions, partially offset by a decline in U.S. Insurance. The decrease in U.S. Insurance was $18.0 million, or 3.4%, driven by increased ceded premiums and cancellations from the impacts of stimulus related to COVID-19 in our credit insurance and collateral protection lines. This was partially offset by growth in commercial and niche personal lines. The increase in U.S. Warranty Solutions was $75.8 million, or 87.0%, driven by the acquisition of Smart AutoCare and growth in auto, consumer goods, and premium finance. Europe Warranty Solutions increased by $15.8 million, or 231.5%, driven by growth in auto and consumer goods service contracts.

Underwriting and fee margin was $176.0 million for the year ended December 31, 2020 as compared to $145.8 million for the year ended December 31, 2019. Total underwriting and fee margin was up $30.2 million, or 20.7%, driven by growth in U.S. and Europe Warranty Solutions. U.S. Insurance was flat to prior year as the growth in commercial and niche personal lines offset the impacts of COVID-19 on our credit insurance and collateral protection lines. U.S. Warranty Solutions increased by $24.2 million, or 64.7%, driven by the acquisition of Smart AutoCare and growth in auto, consumer goods, and premium finance lines. Europe Warranty Solutions increased by $4.7 million, or 167.0%, driven by growth in auto and consumer goods service contracts in those markets.

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

Management uses both measures to assess the on-going performance of our operations. See “—Non-GAAP Reconciliations” for a reconciliation of adjusted net income and adjusted return on average equity to income before taxes and adjusted return on average equity.

For the year ended December 31, 2021, adjusted net income and adjusted return on average equity were $66.8 million and 22.2%, respectively, as compared to $43.4 million and 15.2%, respectively, for the year ended December 31, 2020. The improvement in metrics was driven by the growth in revenues and improvement in the combined ratio.

For the year ended December 31, 2020, adjusted net income and adjusted return on average equity were $43.4 million and 15.2%, respectively, as compared to $32.8 million and 12.3%, respectively, for the year ended December 31, 2019. The improvement in both of these metrics was driven by the growth in commercial, service contracts and niche personal lines. See “—Non-GAAP Reconciliations” for a reconciliation of adjusted net income and adjusted return on average equity to income before taxes and adjusted return on average equity.

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

For the year ended December 31, 2021, net investment income was $17.9 million compared to $9.9 million in 2020 with the increase driven by growth in investments, resulting in incremental interest income on fixed income securities and dividends on equity securities. Net realized and unrealized losses were $2.0 million, a decline of $9.9 million, driven by a reduction in realized and unrealized losses on equity securities from 2020 to 2021.

For the year ended December 31, 2020, net investment income was $9.9 million driven by growth in investments, resulting in incremental interest income on fixed income securities and dividends on equity securities. Net realized and unrealized losses were $11.9 million, a decline of $18.8 million, driven by realized and unrealized losses on equity securities in 2020 (primarily Invesque), as compared to gains on equity securities and other investments in 2019.

Tiptree Capital

Tiptree Capital consists of our Mortgage segment, which includes the operating results of Reliance, our mortgage business, and Tiptree Capital - Other, which consists of our other non-insurance operating businesses and investments. As of December 31, 2021, Tiptree Capital - Other includes our Invesque shares, maritime transportation operations, and the mortgage operations of Luxury, which is classified as held for sale on the balance sheet.

Mortgage

Through our Mortgage operating subsidiary, Reliance, we originate, sell, securitize and service one-to-four-family, residential mortgage loans, comprised of conforming mortgage loans, Federal Housing Administration (“FHA”), Veterans Administration (“VA”), United States Department of Agriculture (“USDA”), and to a lesser extent, non-agency jumbo prime.

We are an approved seller/servicer for Fannie Mae and Freddie Mac. The Company is also an approved issuer and servicer for Ginnie Mae. The Company originates residential mortgage loans through its retail distribution channel (directly to consumers) in 39 states and the District of Columbia as of December 31, 2021.

The following tables present the Mortgage segment results for the following periods:

Results of Operations

($ in thousands)	For the Year Ended December 31,
	2021	2020	2019
Revenues:
Net realized and unrealized gains (losses)	$92,307	$96,590	$53,815
Other revenue	18,988	15,575	12,306
Total revenues	$111,295	$112,165	$66,121
Expenses:
Employee compensation and benefits	$56,819	$58,226	$42,411
Interest expense	1,168	1,188	1,790
Depreciation and amortization	885	956	809
Other expenses	24,016	20,693	18,152
Total expenses	$82,888	$81,063	$63,162
Income (loss) before taxes	$28,407	$31,102	$2,959

Key Performance Metrics:
Origination volumes	$1,608,311	$1,658,126	$1,142,642
Gain on sale margins	5.6%	6.3%	4.7%
Return on average equity	38.9%	50.9%	7.1%

Non-GAAP Financial Measures (1):
Adjusted net income	$17,434	$28,578	$3,929
Adjusted return on average equity	28.8%	60.5%	12.0%
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

Revenues – 2021 compared to 2020 and 2020 compared to 2019

For the year ended December 31, 2021, $1,608.3 million of loans were funded, compared to $1,658.1 million for 2020, a decrease of $49.8 million, or 3.0%. Origination volumes in 2021 and 2020 were primarily attributed to the lower interest rate environment and home price appreciation in the United States. Gain on sale margins decreased to 5.6% for the year ended December 31, 2021, down approximately 70 basis points from 6.3% for the year ended December 31, 2020. Net realized and unrealized gains for the year ended December 31, 2021 were $92.3 million, compared to $96.6 million for 2020, a decrease of $4.3 million or 4.4%. The primary driver of decreased gain on sale revenues were the decline in volumes and gain on sale margins, partially offset by positive fair value adjustments in mortgage servicing rights of $5.8 million as interest rates increased from the year ended December 31, 2020. Other revenue for the year ended December 31, 2021 was $19.0 million, compared to $15.6 million for 2020, an increase of $3.4 million, or 21.9%, driven primarily by higher servicing fees from an increase in loans serviced. As of December 31, 2021, the mortgage servicing asset recorded in other assets on the balance sheet was $29.8 million, an increase from $14.8 million as of December 31, 2020.

For the year ended December 31, 2020, $1,658.1 million of loans were funded, compared to $1,142.6 million for 2019, an increase of $515.5 million, or 45.1%. The increase in origination volumes is primarily attributed to the lower interest rate environment and rising home prices in 2020 compared to 2019. Gain on sale margins also increased to 6.3% for the year ended December 31, 2020, up 165 basis points from 4.7% for the year ended December 31, 2019. Net realized and unrealized gains (losses) for the year ended December 31, 2020 were $96.6 million, compared to $53.8 million for 2019, an increase of $42.8 million or 79.5%. The primary drivers of increased gains on sale were increases in origination volumes and gains on sale margins, partially offset by negative fair value adjustments in our mortgage servicing rights of $4.0 million as interest rates declined. Other revenue for the year ended December 31, 2020 was $15.6 million, compared to $12.3 million for 2019, an increase of $3.3 million or 26.8%, driven by increased loan origination volumes and servicing fees. As of December 31, 2020, the mortgage servicing asset recorded in other assets on the balance sheet was $14.8 million, an increase from $8.8 million as of December 31, 2019.

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

Expenses – 2021 compared to 2020 and 2020 compared to 2019

For the year ended December 31, 2021, employee compensation and benefits was $56.8 million, compared to $58.2 million in 2020, a decrease of $1.4 million or 2.4%. This decrease was driven primarily by reduced commissions on lower origination volumes. For the year ended December 31, 2021 and 2020, interest expense and depreciation and amortization expense were both flat, at $1.2 million and $0.9 million, respectively. For the year ended December 31, 2021, other expenses were $24.0 million, compared to $20.7 million in 2020 with the $3.3 million increase driven by increased loan origination expenses, including marketing costs.

For the year ended December 31, 2020, employee compensation and benefits was $58.2 million, compared to $42.4 million in 2019, an increase of $15.8 million or 37.3%. This increase was driven primarily by increased commissions on higher origination volumes, in addition to increased incentive compensation. For the year ended December 31, 2020, interest expense was $1.2 million, compared to $1.8 million in 2019, a decrease of $0.6 million, or 33.3%. This is due to the reduced interest rate environment decreasing our cost of funds, partially offset by higher loan volumes. For the year ended December 31, 2020, depreciation and amortization expense was $1.0 million, compared to $0.8 million for 2019, up $0.2 million, due to purchases of fixed assets. For the year ended December 31, 2020, other expenses were $20.7 million, compared to $18.2 million in 2019, driven by increased loan origination expenses, including marketing costs, and rent.

Income (loss) before taxes

Income before taxes for the year ended December 31, 2021 was $28.4 million, compared to income before taxes of $31.1 million in 2020. The primary driver of the decrease was a decline in margins partially offset by higher servicing fees attributable to the larger servicing portfolio, in addition to positive fair value adjustments on the mortgage servicing rights asset, as compared to 2020.

Income before taxes for the year ended December 31, 2020 was $31.1 million, compared to $3.0 million in 2019. The primary driver of the increase was the increase in revenue noted above, partially offset by higher compensation and other costs associated with the improved financial performance.

Tiptree Capital - Other

The following tables present a summary of Tiptree Capital - Other results for the following periods:

Results of Operations

	For the Year Ended December 31,
($ in thousands)	Total revenue			Income (loss) before taxes
	2021	2020	2019	2021	2020	2019
Senior living (Invesque)	$3,091	$(65,123)	$9,140	$3,091	$(65,123)	$9,140
Maritime transportation	35,562	22,697	16,591	11,635	1,493	1,610
Other (1)	66,436	49,501	45,791	2,484	2,388	12,641
Total	$105,089	$7,075	$71,522	$17,210	$(61,242)	$23,391
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

Revenues for the year ended December 31, 2021 were $105.1 million compared to $7.1 million for 2020. The primary driver of the change in revenues for the year ended December 31, 2021 was unrealized gains on Invesque in 2021 compared to unrealized losses in 2020, partially offset by the suspension of its monthly dividend payment in April 2020, increased dry-bulk charter rates earned by the maritime transportation business, and growth in mortgage gain on sale revenues in the held for sale mortgage originator.

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

Income (loss) before taxes

The income before taxes from Tiptree Capital - Other for the year ended December 31, 2021 was $17.2 million, compared to a loss before taxes of $61.2 million in 2020. The primary driver of the increase was unrealized gains in 2021 compared to losses in 2020 on our investment in Invesque, in addition to increased income before taxes in our maritime transportation business due to a rise in dry-bulk charter rates.

The loss before taxes from Tiptree Capital - Other for the year ended December 31, 2020 was $61.2 million, compared to income of $23.4 million in 2019. The primary drivers of the decrease were unrealized losses and discontinued dividend income on our investment in Invesque. Non-recurrence of the gain on sale of the management contracts and related assets for the CLOs managed in our asset management business in 2019 also drove the 2020 decline in income before taxes.

Adjusted net income - Non-GAAP(1)

($ in thousands)	Year Ended December 31,
	2021	2020	2019
Senior living (Invesque)	$—	$2,001	$8,004
Maritime transportation	10,713	2,291	1,695
Other	50	205	4,384
Total	$10,763	$4,497	$14,083
(1)    See “—Non-GAAP Reconciliations” for a discussion of non-GAAP financial measures.

Adjusted net income increased to $10.8 million for the year ended December 31, 2021 compared to $4.5 million in 2020. The increase was driven by improvement in maritime transportation operations from higher dry-bulk charter rates, partially offset by the impact of the discontinuation of the Invesque dividend in April 2020.

Adjusted net income decreased to $4.5 million for the year ended December 31, 2020 compared to $14.1 million in 2019. The key driver of the decrease was the dividend income on our investment in Invesque was discontinued in April 2020. See “— Non-GAAP Reconciliations” for a reconciliation to GAAP net income.

Corporate
The following table presents a summary of corporate results for the following periods:

Results of Operations

($ in thousands)	For the Year Ended December 31,
	2021	2020	2019
Employee compensation and benefits	$7,406	$7,718	$6,542
Employee incentive compensation expense	20,654	7,477	9,323
Interest expense	10,032	10,016	6,292
Depreciation and amortization	805	807	652
Other expenses	11,235	9,642	11,432
Total expenses	$50,132	$35,660	$34,241
Corporate expenses include expenses of the holding company for interest expense, employee compensation and benefits, and public company and other expenses. Corporate employee compensation and benefits includes the expense of management, legal and accounting staff. Other expenses primarily consisted of audit and professional fees, insurance, office rent and other related expenses.

Employee compensation and benefits, including incentive compensation expense, was $28.1 million for the year ended December 31, 2021, compared to $15.2 million for 2020, driven by an increase in performance related employee incentive compensation. Of the incentive compensation expense, $8.6 million was related to stock-based compensation expense in 2021 primarily driven by the increase in Tiptree’s stock price, compared to $3.2 million in 2020. Interest expense for the year ended December 31, 2021 and 2020 was $10.0 million. As of December 31, 2021, the outstanding borrowing was $114.1 million, compared to $120.3 million at December 31, 2020. Other expenses of $11.2 million increased by $1.6 million from the year ended December 31, 2020, primarily driven by $2.2 million of non-recurring professional and legal fees associated with preparation of the registration statement for the potential Fortegra initial public offering in 2021 (which registration statement has been withdrawn), compared to $0.8 million of non-recurring debt extinguishment fees associated with the refinancing of the corporate credit facility and acquisition-related legal fees in the prior year.

Employee compensation and benefits, including incentive compensation expense, was $15.2 million for the year ended December 31, 2020 compared to $15.9 million for 2019, driven primarily by a reduction in employee incentive compensation. Interest expense for the year ended December 31, 2020 was $10.0 million, up from $6.3 million in 2019, driven by a higher average outstanding balance during 2020 associated with our acquisition of Smart AutoCare in January 2020. As of December 31, 2020, the outstanding borrowing was $120.3 million, compared to $68.2 million at December 31, 2019.

Provision for Income Taxes

The total income tax expense of $21.3 million for the year ended December 31, 2021, and the total income tax benefit of $13.6 million for the year ended December 31, 2020 and total income tax expense of $9.0 million for the year ended December 31, 2019 are reflected as components of net income (loss).

For the year ended December 31, 2021, the Company’s effective tax rate was equal to 32.6%. The effective rate for the year ended December 31, 2021 was higher than the U.S. statutory income tax rate of 21.0% primarily from the impact of state taxes and non-deductible compensation, partially offset by the effect of stock based compensation. For the year ended December 31, 2020, the Company’s effective tax rate was equal to 35.1%. The effective rate for the year ended December 31, 2020 was higher than the U.S. federal statutory income tax rate of 21.0%, primarily from the impact of expected refunds arising from the CARES Act. For the year ended December 31, 2019, the Company’s effective tax rate was equal to 31.0%. The effective rate for the year ended December 31, 2019 was higher than the U.S. federal statutory income tax rate of 21.0%, primarily from the impact of the non-recurring return-to-provision, as well as ongoing state and foreign taxes.

On March 27, 2020, the CARES Act was enacted, implementing numerous changes to tax law including temporary changes regarding the prior and future utilization of net operating losses. During the year ended December 31, 2020, the Company recorded a $7.3 million tax benefit related to the ability to carry back net operating losses to prior periods under the CARES Act, resulting in a decrease of our deferred tax asset of $16.8 million and increase to our current receivable of $24.1 million.

Balance Sheet Information

Tiptree’s total assets were $3,599.1 million as of December 31, 2021, compared to $2,995.8 million as of December 31, 2020. The $603.4 million increase in assets is primarily attributable to the growth in the Insurance segment.

Total stockholders’ equity was $400.2 million as of December 31, 2021, compared to $373.5 million as of December 31, 2020, primarily driven by net income for year ended December 31, 2021, partially offset by dividends. As of December 31, 2021, there were 34,124,153 shares of common stock outstanding as compared to 32,682,462 as of December 31, 2020.

The following table is a summary of certain balance sheet information:

	As of December 31, 2021
		Tiptree Capital
($ in thousands)	Insurance	Mortgage	Other	Corporate	Total
Total assets	$3,002,152	$201,134	$384,564	$11,297	$3,599,147

Corporate debt	$162,160	$—	$—	$114,063	$276,223
Asset based debt	42,310	72,518	13,600	—	128,428

Tiptree Inc. stockholders’ equity	$292,865	$59,237	$117,984	$(87,132)	$382,954
Non-controlling interests - Other	11,066	1,169	3,930	1,062	17,227
Total stockholders’ equity	$303,931	$60,406	$121,914	$(86,070)	$400,181

NON-GAAP MEASURES AND RECONCILIATIONS

Non-GAAP Reconciliations

In addition to GAAP results, management uses the non-GAAP financial measures underwriting and fee revenues and underwriting and fee margin in order to better explain to investors the underwriting performance and the respective retentions between the Company and its agents and reinsurance partners. We also use the non-GAAP financial measures adjusted net income, adjusted return on average equity and Adjusted EBITDA as measures of operating performance and as part of our resource and capital allocation process, to assess comparative returns on invested capital. Adjusted EBITDA is also used in determining incentive compensation for the Company’s executive officers. Management believes these measures provide supplemental information useful to investors as they are frequently used by the financial community to analyze financial performance and to compare relative performance among comparable companies. Adjusted net income, adjusted return on average equity, Adjusted EBITDA, underwriting and fee revenues and underwriting and fee margin are not measurements of financial performance or liquidity under GAAP and should not be considered as an alternative or substitute for earned premiums, net income or any other measure derived in accordance with GAAP.

Underwriting and Fee Revenues and Underwriting and Fee Margin — Non-GAAP (Insurance only)

The following tables present revenue and expenses by business mix. We generally manage exposure to underwriting risks written by using both reinsurance (e.g., quota share and excess of loss) and retrospective commission agreements with our partners (e.g., commissions paid are adjusted based on the actual underlying losses incurred), which mitigates Fortegra’s risk. Period-over-period comparisons of revenues and expenses are often impacted by the PORCs and distribution partners’ choice as to whether to retain risk, specifically service and administration fees and ceding commissions, both components of revenue, and policy and contract benefits and commissions paid to our partners and reinsurers. Generally, when losses are incurred, the risk which is retained by our partners and reinsurers is reflected in a reduction in commissions paid. In order to better explain to investors the underwriting performance and the respective retentions between the Company and its agents and reinsurance partners, we use the non-GAAP metrics underwriting and fee revenues and underwriting and fee margin.

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

($ in thousands)	For the Year Ended December 31,
	2021	2020	2019
Total revenues	$984,130	$691,061	$635,085
Less: Net investment income	(17,896)	(9,916)	(8,667)
Less: Net realized and unrealized gains (losses)	2,006	11,944	(6,896)
Underwriting and fee revenues	$968,240	$693,089	$619,522

Underwriting and Fee Margin — Non-GAAP

We define underwriting and fee margin as income before taxes from the Insurance segment, excluding net investment income, net realized and unrealized gains (losses), employee compensation and benefits, other expenses, interest expense and depreciation and amortization. Underwriting and fee margin represents the underwriting performance of our underwriting and fee-based lines. As such, underwriting and fee margin excludes general administrative expenses, interest expense, depreciation and amortization and other corporate expenses as those expenses support the vertically integrated business model and not any individual component of the Company’s business mix. We use this metric as we believe it gives our management and other users of our financial information useful insight into the specific performance of our underlying business mix. Underwriting and fee margin should not be viewed as a substitute for income before taxes calculated in accordance with GAAP, and other companies may define underwriting and fee margin differently.

($ in thousands)	For the Year Ended December 31,
	2021	2020	2019
Income (loss) before income taxes	$69,857	$26,948	$37,030
Less: Net investment income	(17,896)	(9,916)	(8,667)
Less: Net realized and unrealized gains (losses)	2,006	11,944	(6,896)
Plus: Depreciation and amortization	17,223	10,835	9,105
Plus: Interest expense	17,576	15,487	14,766
Plus: Employee compensation and benefits	76,552	65,089	49,789
Plus: Other expenses	79,227	55,594	50,657
Underwriting and fee margin	$244,545	$175,981	$145,784

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

We present adjustments for amortization associated with acquired intangible assets. The intangible assets were recorded as part of purchase accounting in connection with Tiptree’s acquisition of Fortegra Financial in 2014, Defend in 2019, and Smart AutoCare and Sky Auto in 2020. The intangible assets acquired contribute to overall revenue generation, and the respective purchase accounting adjustments will continue to occur in future periods until such intangible assets are fully amortized in accordance with the respective amortization periods required by GAAP.

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

	For the Year Ended December 31, 2021
		Tiptree Capital
($ in thousands)	Insurance	Mortgage	Other	Corporate	Total
Income (loss) before taxes	$69,857	$28,407	$17,210	$(50,132)	$65,342
Less: Income tax (benefit) expense	(18,438)	(4,882)	(1,992)	4,021	(21,291)
Less: Net realized and unrealized gains (losses)	(3,732)	(5,798)	(3,091)	—	(12,621)
Plus: Intangibles amortization (1)	15,329	—	—	—	15,329
Plus: Stock-based compensation expense	2,006	331	213	8,581	11,131
Plus: Non-recurring expenses	2,158	—	938	2,171	5,267
Plus: Non-cash fair value adjustments	—	—	(3,170)	—	(3,170)
Less: Tax on adjustments	(398)	(624)	655	4,249	3,882
Adjusted net income	$66,782	$17,434	$10,763	$(31,110)	$63,869

Adjusted net income	$66,782	$17,434	$10,763	$(31,110)	$63,869
Average stockholders’ equity	300,820	60,433	113,717	(88,111)	386,859
Adjusted return on average equity	22.2%	28.8%	9.5%	NM%	16.5%

	For the Year Ended December 31, 2020
		Tiptree Capital
($ in thousands)	Insurance	Mortgage	Other	Corporate	Total
Income (loss) before taxes	$26,948	$31,102	$(61,242)	$(35,660)	$(38,852)
Less: Income tax (benefit) expense	(3,725)	(7,066)	13,624	10,794	13,627
Less: Net realized and unrealized gains (losses)	13,804	4,018	67,668	—	85,490
Plus: Intangibles amortization (1)	9,213	—	—	—	9,213
Plus: Stock-based compensation expense	2,287	2,482	174	3,172	8,115
Plus: Non-recurring expenses	3,418	—	624	758	4,800
Plus: Non-cash fair value adjustments	—	—	(2,141)	—	(2,141)
Less: Tax on adjustments	(8,522)	(1,958)	(14,210)	(4,131)	(28,821)
Adjusted net income	$43,423	$28,578	$4,497	$(25,067)	$51,431

Adjusted net income	$43,423	$28,578	$4,497	$(25,067)	$51,431
Average stockholders’ equity	285,760	47,202	138,606	(79,092)	392,476
Adjusted return on average equity	15.2%	60.5%	3.2%	NM%	13.1%

	For the Year Ended December 31, 2019
		Tiptree Capital
($ in thousands)	Insurance	Mortgage	Other	Corporate	Total
Income (loss) before taxes	$37,030	$2,959	$23,391	$(34,241)	$29,139
Less: Income tax (benefit) expense	(8,455)	(640)	(4,457)	4,535	(9,017)
Less: Net realized and unrealized gains (losses)	(6,896)	2,056	(6,148)	—	(10,988)
Plus: Intangibles amortization (1)	7,510	—	—	—	7,510
Plus: Stock-based compensation expense	2,891	170	—	3,299	6,360
Plus: Non-recurring expenses	1,975	—	202	2,079	4,256
Plus: Non-cash fair value adjustments	—	—	(153)	—	(153)
Less: Tax on adjustments	(1,249)	(616)	1,248	1,108	491
Adjusted net income	$32,806	$3,929	$14,083	$(23,220)	$27,598

Adjusted net income	$32,806	$3,929	$14,083	$(23,220)	$27,598
Average stockholders’ equity	266,397	32,785	161,133	(54,978)	405,337
Adjusted return on average equity	12.3%	12.0%	8.7%	NM%	6.8%
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

($ in thousands)	For the Year Ended December 31,
	2021	2020	2019
Net income (loss) attributable to common stockholders	$38,132	$(29,158)	$18,361
Add: net (loss) income attributable to non-controlling interests	5,919	3,933	1,761
Corporate debt related interest expense(1)	24,426	23,322	19,754
Consolidated provision (benefit) for income taxes	21,291	(13,627)	9,017
Depreciation and amortization	24,437	17,268	13,083
Non-cash fair value adjustments(2)	(7,945)	(7,122)	(3,156)
Non-recurring expenses(3)	5,267	4,800	4,257
Unrealized gains (losses) on AFS securities	(10,751)	5,125	5,008
Adjusted EBITDA	$100,776	$4,541	$68,085

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

($ in thousands, except per share information)	As of December 31,
	2021	2020	2019
Total stockholders’ equity	$400,181	$373,538	$411,415
Less: Non-controlling interests	17,227	17,394	13,353
Total stockholders’ equity, net of non-controlling interests	$382,954	$356,144	$398,062

Total common shares outstanding	34,124	32,682	34,563

Book value per share	$11.22	$10.90	$11.52

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of liquidity are unrestricted cash, cash equivalents and other liquid investments and distributions from operating subsidiaries, including income from our investment portfolio and sales of assets and investments. We intend to use our cash resources to continue to fund our operations and grow our businesses. We may seek additional sources of cash to fund acquisitions or investments. These additional sources of cash may take the form of debt or equity and may be at the parent, subsidiary or asset level. We are a holding company and our liquidity needs are primarily for interest payments on the Fortress credit facility, compensation, professional fees, office rent and insurance costs. In February 2020, we refinanced our existing facility with Fortress, extending the maturity to February 2025 and increasing the principal amount to $125 million, generating approximately $53 million of cash after repaying the existing facility and expenses. A portion of those funds were invested in Fortegra to fund growth, with the remainder used to provide additional liquidity. As a condition to the closing of the WP Transaction, we will assign the Fortress credit facility to Fortegra who will use proceeds from the WP Transaction to payoff all of the unpaid principal balance of the Fortress credit facility. In addition, on or prior to the closing of the WP Transaction, Fortegra will have certain of its subsidiaries repay $30.0 million principal balance of aggregate intercompany promissory notes to Tiptree Holdings LLC, plus accrued interest.

Our subsidiaries’ ability to generate sufficient net income and cash flows to make cash distributions will be subject to numerous business and other factors, including restrictions contained in agreements for the strategic investment by Warburg Pincus in Fortegra, our subsidiaries’ financing agreements, regulatory restrictions, availability of sufficient funds at such subsidiaries, general economic and business conditions, tax considerations, strategic plans, financial results and other factors such as target capital ratios and ratio levels anticipated by rating agencies to maintain or improve current ratings. We expect our cash and cash equivalents and distributions from operating subsidiaries, our subsidiaries’ access to financing, and sales of investments to be adequate to fund our operations for at least the next 12 months, as well as the long term.

As of December 31, 2021, cash and cash equivalents, excluding restricted cash, were $175.7 million, compared to $136.9 million at December 31, 2020, an increase of $38.8 million primarily as a result of additional gross written premium and premium equivalents at Fortegra.

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

Corporate Debt

($ in thousands)	Corporate Debt Outstanding as of December 31,			Interest Expense for the year ended December 31,
	2021	2020	2019	2021	2020	2019
Insurance	$162,160	$160,000	$185,000	$14,232	$13,305	$13,390
Corporate	114,063	120,313	68,210	10,193	10,017	6,292
Total	$276,223	$280,313	$253,210	$24,425	$23,322	$19,682

As of December 31, 2021, the credit facility with Fortress carries a rate of LIBOR (with a minimum LIBOR rate of 1.0%), plus a margin of 6.75% per annum. The agreement requires quarterly principal payments of approximately $1.56 million. See Note (11) Debt, net in the notes to consolidated financial statements for details.

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

Consolidated Comparison of Cash Flows

($ in thousands)	For the Year Ended December 31,
Total cash provided by (used in):	2021	2020	2019
Net cash (used in) provided by:
Operating activities	$204,316	$140,169	$23,742
Investing activities	(273,759)	(123,491)	(8,327)
Financing activities	73,735	31,749	36,928
Net increase (decrease) in cash, cash equivalents and restricted cash	$4,292	$48,427	$52,343

Operating Activities

Cash provided by operating activities was $204.3 million for the year ended December 31, 2021. In 2021, the primary sources of cash from operating activities included consolidated net income (excluding unrealized gains and losses), proceeds from mortgage loans outpacing originations and growth in insurance company unearned premiums and net deferred revenues, partially offset by increases in deferred acquisition costs and reinsurance receivables.

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

Investing Activities

Cash used in investing activities was $273.8 million for the year ended December 31, 2021. In 2021, the primary use of cash from investing activities was the purchase of investments outpacing proceeds from the sales of investments in our insurance investment portfolio, and the issuance of notes receivable outpacing proceeds.

Cash used in investing activities was $123.5 million for the year ended year ended December 31, 2020. In 2020, the primary use of cash from investing activities was the purchase of investments outpacing proceeds from the sales of investments in our insurance investment portfolio and the issuance of notes receivables outpacing proceeds. This was partially offset by proceeds received in connection with the acquisition of Smart AutoCare.

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

Financing Activities

Cash provided by financing activities was $73.7 million for the year ended December 31, 2021. In 2021, proceeds from borrowings exceeded principal repayments on mortgage warehouse facilities and asset-based debt supporting our premium finance operations in the insurance business, partially offset by net redemptions of non-controlling interest of $3.5 million, the repurchase of the Company’s common stock and other changes in additional paid-in capital of $8.1 million and the payment of $5.3 million in dividends.

Cash provided by financing activities was $31.7 million for the year ended December 31, 2020. In 2020, our new borrowings exceeded our principal paydowns, primarily from increased borrowings on our secured term credit agreement and our secured corporate revolving credit agreement in our insurance operations, partially offset by decreased borrowings on our mortgage warehouse facilities. Net cash provided by increased borrowings was offset by the repurchase of $13.9 million of the Company’s common stock and the payment of $5.6 million in dividends.

Cash provided by financing activities was $36.9 million for the year ended December 31, 2019. In 2019, our new borrowings exceeded our principal repayments primarily from increased borrowings on our mortgage warehouse facilities due to increased volume in our mortgage business, increased borrowing on our secured corporate credit agreement in our insurance business to support growth, and a vessel backed term loan, offset by the repayment of asset based borrowings in our credit loan fund, held within our insurance investment portfolio. Net cash provided by increased borrowings was partially offset by the repurchase of $9.1 million of the Company’s common stock and the payment of $5.5 million in dividends.

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

Impairment

Goodwill and Intangible Assets, net

The initial measurement of goodwill and intangibles requires judgment concerning estimates of the fair value of the acquired assets and liabilities. Goodwill and indefinite-lived intangible assets are not amortized but subject to tests for impairment annually or if events or circumstances indicate it is more likely than not they may be impaired. Finite-lived intangible assets are subject to impairment if events or circumstances indicate a possible inability to realize the carrying amount. At both December 31, 2021 and 2020, we had two reporting units for goodwill impairment testing, of which the fair value substantially exceeded carrying value as of that date. See Note (9) Goodwill and Intangible Assets, net.

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

During the years ended December 31, 2021, 2020, and 2019, the Company experienced an increase in prior year development of $2.6 million, $5.4 million, and $5.2 million, respectively. In 2021, the $2.6 million increase in prior year development is primarily due to higher-than-expected claim severity from business written by a small group of producers of our personal and commercial lines of business. In 2020, the $5.4 million increase was due to higher than expected claim frequency from business written by a small group of producers of our personal and commercial lines of business, of which $2.2 million related to our non-standard auto business. The underlying cause of the 2020 prior year development was the result of a subset of risk where the loss ratio pegs used in our year end actuarial determination was low given the ultimate frequency that emerged. In 2019, the entire $5.2 million increase related to our non-standard auto business. The underlying cause of this development was higher than expected claim frequency. The non-standard programs which contributed to the prior year development in both 2020 and 2019, one active program which was new in 2018 and two programs in run-off, experienced loss emergence in excess of levels contemplated when originally pricing the products. The Company responded to this emergence by filing for increased rates for the one underperforming active program and non-renewing all business for the two programs in run-off.

Management considers the prior year development for all three years to be insignificant when considered in the context of our annual earned premiums, net as well as our net losses and loss adjustment expenses and member benefit claims expenses. Earned premiums, net in 2021 were $685.6 million and net losses and loss adjustment expenses were $253.5 million, which resulted to a loss ratio of 37.0%. Without the $2.6 million prior year development, the calendar year loss ratio would have been approximately 0.4% lower. For comparison, the 2020 and 2019 loss ratios were 37.2% and 30.3%, respectively. In general, the Company's loss ratio results have been predictable and consistent over time. In 2021, the $2.6 million prior year development represented only 3.7% of pretax income of our insurance business of $69.9 million, and 3.1% of the opening net liability for losses and loss adjustment expense of $83.9 million in the same year. Actuarial estimates are subject to estimation variability, and while management uses its best judgment in establishing the estimate of required unpaid claims, different assumptions and variables could lead to significantly different unpaid claims estimates. The variability in these estimates can, and have in the past, been significant to pretax income.

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

While management has used its best judgment in establishing the estimate of required unpaid claims, different assumptions and variables could lead to significantly different unpaid claims estimates. The determination of best estimates is affected by many factors, including but not limited to:
•the quality and applicability of historical data,
•current and future economic conditions,
•trends in loss frequencies and severities for various causes of loss,
•changes in claims reporting patterns,
•claims settlement patterns and timing,
•regulatory, legislative and judicial decisions,
•morbidity patterns, and
•the attitudes of claimants towards settlements.

The adequacy of our unpaid claims reserves will be impacted by future trends that impact these factors. Two key measures of loss activity are loss frequency, which is the measure of the number of claims per unit of insured exposure, and loss severity, which is a measure of the average size of claims. Factors affecting loss frequency include the effectiveness of loss controls, changes in economic activity and weather patterns. Factors affecting loss severity include changes in policy limits, retentions, rate of inflation and judicial interpretations.

If the actual level of loss frequency and severity are higher or lower than expected, the ultimate reserves required will be different than management’s estimate. Based on our actuarial analysis, we have determined that an aggregate change that is greater than 5% in loss frequency and loss severity is not reasonably likely given the Company’s low limit underwriting and low severity philosophies. The effect of higher and lower levels of loss frequency and severity on our ultimate costs for claims occurring in 2021 would be as follows:

Accident Year 2021 Sensitivity Test Change in Loss & Frequency & Severity on Ultimate
($ in thousands)
Scenario	Ultimate Cost	Change
5% higher	$263	$12,515
3% higher	$258	$7,509
1% higher	$253	$2,503
Base scenario	$250	$—
1% lower	$248	$(2,503)
3% lower	$243	$(7,509)
5% lower	$238	$(12,515)

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

The Company evaluates whether all deferred acquisition costs are recoverable at year end, and considers investment income in the recoverability analysis for insurance policy related deferred acquisition costs. As a result of the Company’s evaluations, no write-offs for unrecoverable deferred acquisition costs were recognized during the years ended December 31, 2021, 2020 and 2019.

Amortization of deferred acquisition costs was $375.1 million, $265.8 million and $287.8 million for the years ended December 31, 2021, 2020 and 2019, respectively.

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

Service and Administrative Fees

The Company earns service and administrative fees from a variety of activities. Such fees are typically positively correlated with transaction volume and are recognized as revenue as they become both realized and earned. Revenues from contracts with customers were $258.6 million, $163.6 million and $89.0 million for the years ended December 31, 2021, 2020 and 2019, respectively, and include auto and consumer goods service contracts, motor clubs, other service and administrative fees, vessel related revenue and management fee income. See Note (14) Revenue from Contracts with Customers for more detailed disclosure regarding these revenues.
Service fee revenue is recognized as the services are performed. Administrative fee revenue includes the administration of premium associated with our producers and their PORCs. In addition, we also earn fee revenue from debt cancellation, motor club, and auto and consumer goods service contracts. Related administrative fee revenue is recognized consistent with the earnings recognition pattern of the underlying insurance policies, debt cancellation contracts, vehicle service contracts and motor club memberships being administered, using Rule of 78's, modified Rule of 78's, pro rata, or other actuarial methods as appropriate for the contract. Management selects the appropriate method based on available information, and periodically reviews the selections as additional information becomes available.

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

For fixed rate debt, interest rate fluctuations generally affect the fair value of our liabilities, but do not impact our earnings. Therefore, interest rate risk does not have a significant impact on our fixed rate debt obligations until such obligations mature or until we elect to prepay and refinance such obligations. If interest rates have risen at the time our fixed rate debt matures or is refinanced, our future earnings could be adversely affected by additional borrowing costs. Conversely, lower interest rates at the time of maturity or refinancing may lower our overall interest expense. As of December 31, 2021, the Company had $125 million of general purpose fixed rate debt outstanding maturing in 2057.

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

As of December 31, 2021, we had $114.1 million of general purpose floating rate debt with a weighted average rate of 7.75%. A 100 basis point change in interest rates would increase interest expense by $0.2 million and decrease interest expense by an insignificant amount (including the effect of applicable minimum interest rates) on an annualized basis. As of December 31, 2020, we had $120.3 million of general purpose floating rate debt with a weighted average rate of 7.2%.

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

As of December 31, 2021, we had $658.8 million invested in interest bearing instruments, which represents 72% of the total investment portfolio. The estimated effects of a hypothetical increase in interest rates of 100 bps would result in a decrease to the fair value of the portfolio by $20.0 million. As of December 31, 2020, we had $510.0 million invested in interest bearing instruments, which represented 63% of the total investment portfolio. The estimated effects of a hypothetical increase in interest rates of 100 bps would result in a decrease to the fair value of the portfolio by $14.2 million.

Credit Risk
We are exposed to credit risk in the form of available for sale securities, investments in loans, and other investments as follows:

($ in thousands)	As of December 31,
	2021	2020
Available for sale securities, at fair value (1)
Obligations of state and political subdivisions	$58,660	$44,350
Corporate securities	144,877	94,941
Asset backed securities	17,447	36,192
Certificates of deposit	2,696	1,355
Obligations of foreign governments	2,590	3,992
Loans, at fair value(2)
Corporate loans	7,099	7,795
Other investments(3)
Corporate bonds, at fair value	38,965	105,777
Debentures	21,057	17,703
Trade Claims	19,737	—
Other	216	802
Total	$313,344	$312,907
(1)    The Company also holds investments in U.S. Treasury securities and obligations of U.S. government authorities and agencies of $351.2 million and $196.3 million as of December 31, 2021 and 2020, respectively. These investments do not represent a credit risk and are excluded.
(2)    The Company also holds investments in mortgage loans held for sale of $98.5 million and $82.9 million as of December 31, 2021 and 2020, respectively. These investments do not represent a credit risk and are excluded.
(3)    The Company also holds other investments of $88.7 million and $95.4 million as of December 31, 2021 and 2020, respectively, primarily comprised of vessels. These investments do not represent a credit risk and are excluded.
Credit risk within the Company’s investments represents the exposure to the adverse changes in the creditworthiness of individual investment holdings, issuers, groups of issuers, industries, and countries. As of December 31, 2021 and 2020, 72% and 62%, respectively, of the investments subject to credit risk had investment grade ratings. A widening of credit spreads by 100 bps for the investments subject to credit risk would result in a decrease of $6.3 million and $5.9 million to the fair value of the portfolio as of December 31, 2021 and 2020, respectively.
In addition, our mortgage business also underwrites mortgage loans for the purpose of selling them into the secondary market. Due to the relatively short holding period, the credit risk associated with mortgage loans held for sale is not expected to be significant.
See Note (6) Investments to the consolidated financial statements for more information regarding our investments in loans by type.

Market Risk
We are primarily exposed to market risk related to the following investments:

($ in thousands)	As of December 31, 2021			As of December 31, 2020
	Insurance	Tiptree Capital - Other	Total	Insurance	Tiptree Capital - Other	Total
Invesque	$6,015	$28,799	$34,814	$5,370	$25,708	$31,078
Fixed income exchange traded fund	53,154	—	53,154	63,875	—	63,875
Other equity securities	50,515	—	50,515	28,885	—	28,885
Total equity securities	$109,684	$28,799	$138,483	$98,130	$25,708	$123,838

A 10% increase or decrease in the fair value of such investments would result in $13.8 million and $12.3 million of unrealized gains and losses as of December 31, 2021 and 2020, respectively.
As of December 31, 2021 and 2020, we owned 17.0 million shares of common stock, respectively, or approximately 31%, of Invesque, a real estate investment company that specializes in health care real estate and senior living property investment throughout North America. The value of our Invesque shares is reported at fair market value on a quarterly basis. Invesque historically paid monthly dividends until April 2020, when dividends were discontinued. A loss in the fair market value of our Invesque shares or a reduction or discontinuation in the dividends paid on our Invesque shares could have a material adverse effect on our financial condition and results of operations. As of December 31, 2021 and 2020, the fair value of the Invesque shares was based on the market price.
See “Risk Factors — Risks Related to our Business - Our investment in Invesque shares is subject to market volatility and the risk that Invesque changes its dividend policy”.
Counterparty Risk
We are subject to counterparty risk to the extent that we engage in derivative activities for hedging or other purposes. As of December 31, 2021 and 2020, the total fair value of derivative assets subject to counterparty risk, including the effect of any legal right of offset, totaled $8.2 million and $11.5 million, respectively. We generally manage our counterparty risk to derivative counterparties by entering into contracts with counterparties of high credit quality.
Total reinsurance receivables were $880.8 million and $728.0 million as of December 31, 2021 and 2020, respectively. Of those amounts, $533.6 million and $442.2 million, respectively, related to contracts with third-party captives in which we hold collateral or receive letters of credit in excess of the reinsurance receivables. The remainder is held with high quality reinsurers, substantially all of which have a rating of A or better by A.M. Best. As of December 31, 2021, the non-affiliated reinsurers from whom our insurance business has the largest reinsurance receivable balances represented $126.1 million, or 14.3% of the total, and included: Allianz Global Corporate & Specialty SE (A.M. Best Rating: A+ rated), Canada Life International Reinsurance (Bermuda) Corporation (A.M. Best Rating: A+ rated), and Canada Life Assurance Company (A.M. Best Rating: A+ rated). The related receivables of these reinsurers are collateralized by assets on hand, assets held in trust accounts and letters of credit. As of December 31, 2021, the Company does not believe there is a risk of loss due to the concentration of credit risk in the reinsurance program given the collateralization.
We were also exposed to counterparty risk of approximately $157.9 million and $131.8 million as of December 31, 2021 and 2020, respectively, related to our retrospective commission arrangements; associated risks are offset by the Company’s contractual ability to withhold future commissions against the retrospective balances. In addition, we are exposed to counterparty risk of approximately $89.8 million and $62.1 million as of December 31, 2021 and 2020, respectively, related to our premium financing business. The risk associated with such arrangements is mitigated by the fact that we have the contractual ability to cancel the insurance policy and have premiums refunded to us by the insurer in the event of a counterparty default.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Tiptree Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Tiptree Inc. and subsidiaries (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income (loss), changes in stockholders’ equity, and cash flows, for each of the three years in the period ended December 31, 2021, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 11, 2022, expressed an unqualified opinion on the Company’s internal control over financial reporting.
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

We identified policy liabilities and unpaid claims as a critical audit matter because of the significant estimates and assumptions management made in forecasting ultimate losses. This critical audit matter required a high degree of auditor judgment and an increased extent of audit effort, including the need to involve our actuarial specialists, when performing audit procedures to evaluate management’s selection of various assumptions in determining unpaid claims reserves.

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
•We evaluated the methods and assumptions used by the Company to estimate the policy liabilities and unpaid claims reserves through the following procedures:
◦With assistance from our actuarial specialists, we developed an independent expected range of policy liabilities and unpaid claims reserves based on historical and industry claim development factors.
◦With assistance from our actuarial specialists, we performed retrospective procedures comparing actual loss development with expected loss development to assess the reasonableness of assumptions used, including consideration of potential bias, in the estimation of policy liabilities and unpaid claims.
◦We tested the underlying data that served as the basis for the actuarial analysis, including historical claims data, to test that the inputs to the actuarial estimates were complete and accurate.

/s/Deloitte & Touche LLP
New York, New York
March 11, 2022

We have served as the Company's auditor since 2017.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Tiptree Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Tiptree Inc. and subsidiaries (the “Company”) as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2021, of the Company and our report dated March 11, 2022 expressed an unqualified opinion on those financial statements.
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

/s/Deloitte & Touche LLP
New York, New York
March 11, 2022

TIPTREE INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(in thousands, except share data)

	As of December 31,
	2021	2020
Assets:
Investments:
Available for sale securities, at fair value, net of allowance for credit losses	$577,448	$377,133
Loans, at fair value	105,583	90,732
Equity securities	138,483	123,838
Other investments	168,656	219,701
Total investments	990,170	811,404
Cash and cash equivalents	175,718	136,920
Restricted cash	19,368	58,355
Notes and accounts receivable, net	454,369	370,452
Reinsurance receivables	880,836	728,009
Deferred acquisition costs	379,373	229,430
Goodwill	179,103	179,236
Intangible assets, net	122,758	138,215
Other assets	146,844	162,034
Assets held for sale	250,608	181,705
Total assets	$3,599,147	$2,995,760

Liabilities and Stockholders’ Equity
Liabilities:
Debt, net	$393,349	$366,246
Unearned premiums	1,123,952	860,690
Policy liabilities and unpaid claims	331,703	233,438
Deferred revenue	534,863	399,211
Reinsurance payable	265,569	224,660
Other liabilities and accrued expenses	306,536	362,865
Liabilities held for sale	242,994	175,112
Total liabilities	$3,198,966	$2,622,222

Stockholders’ Equity:
Preferred stock: $0.001 par value, 100,000,000 shares authorized, none issued or outstanding	$—	$—
Common stock: $0.001 par value, 200,000,000 shares authorized, 34,124,153 and 32,682,462 shares issued and outstanding, respectively	34	33
Additional paid-in capital	317,459	315,014
Accumulated other comprehensive income (loss), net of tax	(2,685)	5,674
Retained earnings	68,146	35,423
Total Tiptree Inc. stockholders’ equity	382,954	356,144
Non-controlling interests	17,227	17,394
Total stockholders’ equity	400,181	373,538
Total liabilities and stockholders’ equity	$3,599,147	$2,995,760

See accompanying notes to consolidated financial statements.

TIPTREE INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(in thousands, except share data)

	For the Year Ended December 31,
	2021	2020	2019
Revenues:
Earned premiums, net	$685,552	$477,991	$499,108
Service and administrative fees	260,525	186,973	106,239
Ceding commissions	11,784	21,101	9,608
Net investment income	17,896	9,916	14,017
Net realized and unrealized gains (losses)	151,350	62,410	83,868
Other revenue	73,407	51,910	59,888
Total revenues	1,200,514	810,301	772,728
Expenses:
Policy and contract benefits	327,012	236,898	170,681
Commission expense	396,683	280,210	303,057
Employee compensation and benefits	207,322	172,737	129,479
Interest expense	37,674	32,582	27,059
Depreciation and amortization	24,437	17,578	13,569
Other expenses	142,044	109,148	99,744
Total expenses	1,135,172	849,153	743,589
Income (loss) before taxes	65,342	(38,852)	29,139
Less: provision (benefit) for income taxes	21,291	(13,627)	9,017
Net income (loss)	44,051	(25,225)	20,122
Less: net income (loss) attributable to non-controlling interests	5,919	3,933	1,761
Net income (loss) attributable to common stockholders	$38,132	$(29,158)	$18,361

Net income (loss) per common share:
Basic earnings per share	$1.13	$(0.86)	$0.52
Diluted earnings per share	$1.09	$(0.86)	$0.50

Weighted average number of common shares:
Basic	33,223,792	33,859,775	34,578,292
Diluted	33,688,256	33,859,775	34,578,292

Dividends declared per common share	$0.16	$0.16	$0.16

See accompanying notes to consolidated financial statements.

TIPTREE INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Loss)
(in thousands)

	For the Year Ended December 31,
	2021	2020	2019
Net income (loss)	$44,051	$(25,225)	$20,122

Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on available for sale securities:
Unrealized holding gains (losses) arising during the period	(10,112)	5,653	6,320
Related (provision) benefit for income taxes	2,223	(1,289)	(1,409)
Reclassification of (gains) losses included in net income (loss)	(638)	(528)	(1,312)
Related (provision) benefit for income taxes	139	113	280
Unrealized gains (losses) on available for sale securities, net of tax	(8,388)	3,949	3,879

Other comprehensive income (loss), net of tax	(8,388)	3,949	3,879
Comprehensive income (loss)	35,663	(21,276)	24,001
Less: comprehensive income (loss) attributable to non-controlling interests	$5,890	3,948	1,785
Comprehensive income (loss) attributable to common stockholders	$29,773	$(25,224)	$22,216

See accompanying notes to consolidated financial statements.

TIPTREE INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders’ Equity
(in thousands, except shares)

	Common stock
	Number of shares	Par value	Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings	Total Tiptree Inc. stockholders’ equity	Non-controlling interests	Total stockholders' equity
Balance at December 31, 2018	35,870,348	$36	$331,892	$(2,058)	$57,231	$387,101	$12,158	$399,259
Adoption of accounting standard (1)	—	—	—	(99)	99	—	—	—
Amortization of share-based incentive compensation	—	—	3,145	—	—	3,145	2,917	6,062
Vesting of share-based incentive compensation(2)	164,935	—	187	—	—	187	(2,483)	(2,296)
Shares purchased under stock purchase plan	(1,472,730)	(1)	(9,084)	—	—	(9,085)	—	(9,085)
Non-controlling interest contributions	—	—	—	—	—	—	61	61
Non-controlling interest distributions	—	—	—	—	—	—	(3,585)	(3,585)
Net change in non-controlling interest	—	—	—	—	—	—	2,500	2,500
Dividends declared	—	—	—	—	(5,502)	(5,502)	—	(5,502)
Other comprehensive income (loss), net of tax	—	—	—	3,855	—	3,855	24	3,879
Net income (loss)	—	—	—	—	18,361	18,361	1,761	20,122
Balance at December 31, 2019	34,562,553	$35	$326,140	$1,698	$70,189	$398,062	$13,353	$411,415
Adoption of accounting standard (3)	—	—	—	42	(42)	—	—	—
Amortization of share-based incentive compensation	—	—	3,441	—	—	3,441	4,130	7,571
Vesting of share-based incentive compensation(2)	504,195	—	100	—	—	100	(2,223)	(2,123)
Shares purchased under stock purchase plan	(2,384,286)	(2)	(13,887)	—	—	(13,889)	—	(13,889)
Non-controlling interest contributions						—		—
Non-controlling interest distributions	—	—	(645)	—	—	(645)	(1,389)	(2,034)
Net change in non-controlling interest	—	—	(135)	—	—	(135)	(425)	(560)
Dividends declared	—	—	—	—	(5,566)	(5,566)	—	(5,566)
Other comprehensive income (loss), net of tax	—	—	—	3,934	—	3,934	15	3,949
Net income (loss)	—	—	—	—	(29,158)	(29,158)	3,933	(25,225)
Balance at December 31, 2020	32,682,462	$33	$315,014	$5,674	$35,423	$356,144	$17,394	$373,538
Amortization of share-based incentive compensation	—	—	2,331	—	—	2,331	1,725	4,056
Vesting of share-based incentive compensation	596,601	—	3,563	—	—	3,563	(4,816)	(1,253)
Shares issued in exchange for vested subsidiary awards (4)	1,166,307	2	105	—	—	107	(1,565)	(1,458)
Shares purchased under stock purchase plan	(528,662)	(1)	(2,881)	—	—	(2,882)	—	(2,882)
Shares issued upon exercise of warrants	207,445	—	—	—	—	—	—	—
Repurchase of vested subsidiary awards	—	—	(770)	—	—	(770)	(309)	(1,079)
Non-controlling interest contributions	—	—	—	—	—	—	100	100
Non-controlling interest distributions	—	—	—	—	—	—	(1,095)	(1,095)
Net change in non-controlling interest	—	—	97	—	—	97	(97)	—
Dividends declared	—	—	—	—	(5,409)	(5,409)	—	(5,409)
Other comprehensive income (loss), net of tax	—	—	—	(8,359)	—	(8,359)	(29)	(8,388)
Net income (loss)	—	—	—	—	38,132	38,132	5,919	44,051
Balance at December 31, 2021	34,124,153	$34	$317,459	$(2,685)	$68,146	$382,954	$17,227	$400,181
(1) Amounts reclassified due to adoption of ASU 2018-02. See Note (2) Summary of Significant Accounting Policies.
(2) Includes subsidiary RSU exchanges. See Note (19) Stock Based Compensation.
(3) Amounts reclassified due to adoption of ASU 2016-13. See Note (2) Summary of Significant Accounting Policies.
(4) Exchange included $1,458 in cash.

See accompanying notes to consolidated financial statements.

TIPTREE INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(in thousands)

	For the Year Ended December 31,
	2021	2020	2019
Operating Activities:
Net income (loss) attributable to common stockholders	$38,132	$(29,158)	$18,361
Net income (loss) attributable to non-controlling interests	5,919	3,933	1,761
Net income (loss)	44,051	(25,225)	20,122
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Net realized and unrealized (gains) losses	(151,350)	(62,410)	(83,868)
Net (gain) loss on sale of businesses	1,928	4,428	(7,598)
Non-cash compensation expense	11,130	8,117	6,363
Amortization/accretion of premiums and discounts	2,947	2,229	1,161
Depreciation and amortization expense	24,437	17,578	13,569
Non-cash lease expense	8,924	7,374	7,568
Deferred provision (benefit) for income taxes	17,730	10,733	6,815
Amortization of deferred financing costs	1,607	1,015	714
Other	291	(333)	1,381
Changes in operating assets and liabilities:
Mortgage loans originated for sale	(3,884,533)	(3,064,003)	(2,048,228)
Proceeds from the sale of mortgage loans originated for sale	3,925,984	3,152,104	2,043,097
(Increase) decrease in notes and accounts receivable	(54,378)	(48,527)	(33,085)
(Increase) decrease in reinsurance receivables	(152,827)	(116,839)	(119,482)
(Increase) decrease in deferred acquisition costs	(149,943)	(62,937)	3,570
(Increase) decrease in other assets	(7,065)	(22,417)	269
Increase (decrease) in unearned premiums	263,262	105,697	155,549
Increase (decrease) in policy liabilities and unpaid claims	98,265	33,968	12,773
Increase (decrease) in deferred revenue	135,652	122,042	16,397
Increase (decrease) in reinsurance payable	40,909	53,716	26,272
Increase (decrease) in other liabilities and accrued expenses	27,295	23,859	383
Net cash provided by (used in) operating activities	204,316	140,169	23,742
Investing Activities:
Purchases of investments	(1,430,879)	(1,494,688)	(389,206)
Proceeds from sales and maturities of investments	1,172,044	1,400,229	394,331
Proceeds from the sale of real estate and other assets	8,604	2,981	11,857
Purchases of property, plant and equipment	(2,764)	(6,694)	(8,519)
Proceeds from the sale of businesses	125	500	18,329
Proceeds from notes receivable	56,055	41,582	36,690
Issuance of notes receivable	(77,077)	(62,088)	(67,176)
Business and asset acquisitions, net of cash, restricted cash and deposits (1)	133	(5,313)	(4,633)
Net cash provided by (used in) investing activities	(273,759)	(123,491)	(8,327)
Financing Activities:
Dividends paid	(5,409)	(5,566)	(5,502)
Net non-controlling interest (redemptions) contributions	(3,532)	(2,134)	(3,524)
Payment of debt issuance costs	(114)	(4,571)	(586)
Proceeds from borrowings and mortgage notes payable	4,084,299	3,379,688	2,237,329
Principal paydowns of borrowings and mortgage notes payable	(3,993,364)	(3,321,779)	(2,181,704)
Repurchases of common stock and other changes in additional paid-in capital	(8,145)	(13,889)	(9,085)
Net cash provided by (used in) financing activities	73,735	31,749	36,928
Net increase (decrease) in cash, cash equivalents and restricted cash	4,292	48,427	52,343
Cash, cash equivalents and restricted cash – beginning of period	195,275	144,590	96,524
Cash, cash equivalents and restricted cash – beginning of period - held for sale	4,879	7,137	2,860
Cash, cash equivalents and restricted cash – end of period	204,446	200,154	151,727
Less: Reclassification of cash to assets held for sale	9,360	4,879	7,137
Cash, cash equivalents and restricted cash – end of period	$195,086	$195,275	$144,590

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest expense	$36,885	$29,538	$26,224
Cash (received) paid during the period for income taxes	$2,079	$1,066	$3,301

Supplemental Schedule of Non-Cash Investing and Financing Activities:
Right of use asset obtained in exchange for lease liability	$4,281	$9,989	$33,558
Equity securities acquired as part of a dividend reinvestment plan	$—	$953	$—
Acquired real estate properties through, or in lieu of, foreclosure of the related loan	$—	$—	$2,596
Shares issued in exchange for vested subsidiary awards	$107	$—	$—
Acquisition of non-controlling interest	$—	$—	$2,500
	As of December 31,
Reconciliation of cash, cash equivalents and restricted cash	2021	2020	2019
Cash and cash equivalents	$175,718	$136,920	$133,117
Restricted cash	19,368	58,355	11,473
Total cash, cash equivalents and restricted cash shown in the statements of cash flows	$195,086	$195,275	$144,590
(1)    Changes in balance sheet balances due to acquisitions have been netted down in the respective line items. See Note (3) Acquisitions for additional information.
See accompanying notes to consolidated financial statements.

TIPTREE INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2021
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

Non-controlling interests on the consolidated financial statements represent the ownership interests in certain consolidated subsidiaries held by entities or persons other than Tiptree. Accounts and transactions between consolidated entities have been eliminated.

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
•Deferred acquisition costs
•The realization of deferred tax assets, and recognition and measurement of uncertain tax positions;
•Vessel valuations, residual value of vessels and the useful lives of vessels; and
•Other matters that affect the reported amounts and disclosure of contingencies in the consolidated financial statements

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

TIPTREE INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2021
(in thousands, except share data)

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

Accounting policies specific to our dispositions, assets and liabilities held for sale and discontinued operations are described in more detail in (4) Dispositions and Assets and Liabilities Held for Sale.

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

The availability of observable inputs can vary depending on the financial asset or liability and is affected by a wide variety of factors, including, for example, the type of product, whether the product is new, whether the product is traded on an active exchange or in the secondary market, and the current market conditions. To the extent that valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. Accordingly, the degree of judgment exercised by the Company in determining fair value is greatest for instruments categorized within Level 3 of the fair value hierarchy. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, for disclosure purposes, the level in the fair value hierarchy within

TIPTREE INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2021
(in thousands, except share data)

which the fair value measurement in its entirety is determined based on the lowest level input that is significant to the fair value measurement in its entirety. Tiptree’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and the consideration of factors specific to the instrument. From time to time, Tiptree’s assets and liabilities will transfer between one level to another level. It is Tiptree’s policy to recognize transfers between different levels at the end of each reporting period.

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

Derivative Instruments Designated as Cash Flow Hedging Instruments

The Company uses cash flow hedges from time to time to reduce the exposure to variability of cash flows from floating rate borrowings. If a derivative instrument meets certain cash flow hedge accounting criteria, it is recorded on the consolidated balance sheet at its fair value, as either an asset or a liability, with offsetting changes in fair value recognized in AOCI. The effective portion of the changes in fair value of derivatives are reported in AOCI and amounts previously recorded in AOCI are recognized in earnings in the period in which the hedged transaction affects earnings. Any ineffective portions of the change in fair value of the derivative are recognized in current earnings.

Stock Based Compensation

The Company accounts for share‑based compensation issued to employees, directors, and affiliates of the Company using the current fair value based methodology.

The Company initially measures the cost of all share-based compensation incentive awards at fair value on the date of grant, whether accounted for as an equity or liability award. The compensation cost is recognized over the required service period, generally defined as the vesting period using the straight-line method. When the share-based compensation awards are accounted for as equity awards, the compensation cost is charged to expense with a corresponding credit to additional paid-in capital. If the share-based compensation awards are accounted for as liability awards, their fair value is remeasured at each reporting period, with the compensation cost charged to expense with a corresponding credit to other liabilities.

Grants of subsidiary restricted stock units (RSUs) exchangeable into common stock of the Company are accounted for as equity based upon their expected settlement method. The Company recognizes the cost of such awards over the vesting period using the straight-line method and uses the graded-vesting method to recognize compensation expense for the performance vesting RSUs. Compensation expense will be recognized to the extent that it is probable that the performance condition will be achieved. The Company reassesses the probability of satisfaction of the performance condition for the performance vesting RSUs for each reporting period.

TIPTREE INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2021
(in thousands, except share data)

Income Taxes

Deferred tax assets and liabilities are determined using the asset and liability method. Under this method, deferred tax assets and liabilities are established for future tax consequences of temporary differences between the financial statement carrying amounts of assets and liabilities and their tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the year in which those temporary differences are expected to reverse. A valuation allowance is established when necessary to reduce a deferred tax asset to the amount expected to be realized. Several of the Company’s subsidiaries file state tax returns on a standalone basis. Two of our subsidiaries file federal and state tax returns on a stand-alone basis, one of which is held for sale. These U.S. federal and state income tax returns, when filed, will be subject to examination by the Internal Revenue Service and state departments of revenue. See Note (20) Income Taxes.

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

The Company calculates EPS using the two-class method, which is an earnings allocation formula that determines EPS for common shares and participating securities. Unvested RSUs contain non-forfeitable rights to distributions or distribution equivalents (whether paid or unpaid) and are participating securities that are included in the computation of EPS using the two-class method. Accordingly, all earnings (distributed and undistributed) are allocated to common shares and participating securities based on their respective rights to receive distributions. The participating securities do not have a contractual obligation to absorb losses and are only allocated in periods where there is income.

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

TIPTREE INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2021
(in thousands, except share data)

the security. If the present value of cash flows is less than the amortized cost basis, a credit loss exists and an allowance is created, limited by the amount that the fair value is less than the amortized cost basis.

Subsequent activity related to the credit loss component (e.g. write-offs, recoveries) is recognized as part of the allowance for credit losses on AFS securities. For AFS securities which have an expectation of zero risk of nonpayment of the amortized cost basis (e.g. U.S. Treasury securities or agency securities), the expected credit loss is zero.

Loans, at Fair Value

Loans, at fair value is substantially comprised of (i) corporate loans and (ii) loans originated by the Company’s mortgage finance business. Changes in their fair value are reported within net realized and unrealized gains (losses) in our consolidated statements of operations.

Corporate Loans

Corporate loans are comprised of middle market loans and bank loans which are carried at fair value. In general, the fair value is obtained from an independent pricing service which provides coverage of secondary market participants. The values represent a composite of mark-to-market bid/offer prices. In certain circumstances, the Company will make its own determination of fair value of loans based on internal models and other unobservable inputs.

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

TIPTREE INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2021
(in thousands, except share data)

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

As of December 31, 2021, the appraised values and undiscounted future cash flows were both higher than the carrying amount of each of the vessels in the Company’s fleet and, as such, no loss on impairment was recognized.

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

Reinsurance Receivables

TIPTREE INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2021
(in thousands, except share data)

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

Deferred Acquisition Costs

The Company defers certain costs of acquiring new and renewal insurance policies and other products as follows within the Company’s insurance business. Amortization of deferred acquisition costs was $375,052, $265,781 and $287,834 for the years ended December 31, 2021, 2020 and 2019, respectively.

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

The Company evaluates whether all deferred acquisition costs are recoverable at year end, and considers investment income in the recoverability analysis for insurance policy related deferred acquisition costs. As a result of the Company’s evaluations, no write-offs for unrecoverable deferred acquisition costs were recognized during the years ended December 31, 2021, 2020 and 2019.

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

Other Assets

Other assets primarily consist of mortgage servicing rights, loans eligible for repurchase, right of use assets, prepaid expenses, and furniture, fixtures and equipment, net. See Note (15) Other Assets and Other Liabilities and Accrued Expenses.

Mortgage Servicing Rights

Mortgage servicing rights represent the fair value of the right to service the underlying mortgage loans. The estimated fair value is provided by a third-party valuation service and represents the price that a willing buyer would currently pay for the Company’s mortgage servicing rights. Changes in fair value are recorded in net realized and unrealized gains (losses) on the consolidated statements of operations in the period of change.

Debt, net

TIPTREE INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2021
(in thousands, except share data)

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

Unearned Premiums

Premiums written are earned over the life of the respective policy using the Rule of 78's, pro rata, or other actuarial methods as appropriate for the type of business. Unearned premiums represent the portion of premiums that will be earned in the future. A premium deficiency reserve is recorded if anticipated losses, loss adjustment expenses, deferred acquisition costs and policy maintenance costs exceed the recorded unearned premium reserve and anticipated investment income. As of December 31, 2021 and 2020, no deficiency reserves were recorded.

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

In accordance with applicable statutory insurance company regulations, the Company’s recorded unpaid claims reserves are evaluated by appointed independent third-party actuaries, who perform this function in compliance with the Standards of Practice and Codes of Conduct of the American Academy of Actuaries. The independent actuaries perform their actuarial analyses annually and prepare opinions, statements, and reports documenting their determinations. For December 31, 2021 and 2020, our appointed independent third-party actuaries found the Company’s reserves to be adequate.

TIPTREE INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2021
(in thousands, except share data)

Deferred Revenue

Deferred revenues represent the portion of income that will be earned in the future attributable to motor club memberships, mobile device protection plans, and other non-insurance service contracts that are earned over the respective contract periods using the Rule of 78's, modified Rule of 78's, pro rata, or other methods as appropriate for the contract. A deficiency reserve would be recorded if anticipated contract benefits, deferred acquisition costs and contract service costs exceed the recorded deferred revenues and anticipated investment income. As of December 31, 2021 and 2020, no deficiency reserves were recorded.

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
Service Fees. Service fee revenue is recognized as the services are performed. These services include fulfillment, software development, and claims handling for our customers. Collateral tracking fee income is recognized when the service is performed and billed. Management reviews the financial results under each significant contract on a monthly basis. Any losses that may occur due to a specific contract would be recognized in the period in which the loss is determined probable. During the years ended December 31, 2021, 2020 and 2019, respectively, the Company did not incur a loss with respect to a specific significant service fee contract.

Administrative Fees. Administrative fee revenue includes the administration of premium associated with our producers and their PORCs. In addition, we also earn fee revenue from debt cancellation, motor club, and service contract products. Related administrative fee revenue is recognized consistent with the earnings recognition pattern of the underlying insurance policies, debt cancellation contracts, auto and consumer goods service contracts, and motor club memberships being administered, using Rule of 78's, modified Rule of 78's, pro rata, or other actuarial methods as appropriate for the contract. Management selects the appropriate method based on available information, and periodically reviews the selections as additional information becomes available.

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

TIPTREE INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2021
(in thousands, except share data)

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

Commissions Payable and Expense

Commissions are paid to distributors and retailers selling credit insurance policies, motor club memberships, mobile device protection, and vehicle service contracts, and are generally deferred and expensed in proportion to the earning of related revenue. Credit insurance commission rates, in many instances, are set by state regulators and are also impacted by market conditions. In certain instances, credit insurance commissions are subject to retrospective adjustment based on the profitability of the related policies. Under these retrospective commission arrangements, the producer of the credit insurance policies receives a retrospective commission if the premium generated by that producer in the accounting period exceeds the costs associated with those policies, which includes the Company’s administrative fees, claims, reserves, and premium taxes. The Company analyzes the retrospective commission calculation periodically for each producer and, based on the analysis associated with each such producer, the Company records a liability for any positive net retrospective commission earned and due to the producer or, conversely, records a receivable, net of allowance, for amounts due from such producer for instances where the net result of the retrospective commission calculation is negative. Commissions payable are included in other liabilities and accrued expenses.

Recent Accounting Standards

Recently Adopted Accounting Pronouncements

TIPTREE INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2021
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
(b) The uncertainty in the fair value measurements as of the reporting date, and
(c) How changes in fair value measurements affect an entity’s performance and cash flows.

		January 1, 2020	The retrospective adoption of this standard resulted in additional disclosures related to inputs of Level 3 investments. This adoption resulted in an immaterial impact to the Company’s consolidated financial statements. See Note (12) Fair Value of Financial Instruments.
2018-02 Income Statement—Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income	The amendments in this update allow a reclassification from AOCI to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act of 2017. The amendments in this update affect any entity that is required to apply the provisions of Topic 220 and has items of other comprehensive income for which the related tax effects are presented in other comprehensive income as required by GAAP.
		January 1, 2019	The adoption of this guidance resulted in an immaterial reclassification from AOCI to retained earnings in the Company’s consolidated financial statements.
2016-02 Leases (Topic 842)	This new standard introduced a new lessee model that brings substantially all leases onto the balance sheet. In addition, while the new guidance retains most of the principles of the previous existing lessor model in GAAP, it aligns many of those principles with ASC 606, Revenue From Contracts With Customers.
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

TIPTREE INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2021
(in thousands, except share data)

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

(3) Acquisitions

Acquisition of Smart AutoCare

On January 3, 2020, a subsidiary of the Company acquired (the Acquisition) all of the equity interests of Accelerated Service Enterprise LLC., SAC Holdings Inc., Dealer Motor Services, Inc., Independent Dealer Group, Inc., Ownershield, Inc., Freedom Insurance Company, Ltd. (Freedom), SAC Admin, Inc., SAC Insurance Company, Inc., Smart AutoCare, Inc. and Smart AutoCare Administration Solutions, Inc. (together Smart AutoCare), pursuant to the Equity Interest Purchase Agreement (as amended, the Purchase Agreement) between Fortegra Warranty Holdings, LLC. (Buyer) and Peter Masi (Seller), dated as of December 16, 2019. Concurrent with the Acquisition, Freedom terminated reinsurance agreements with affiliates of Seller (the Commutation Transaction).

Tiptree paid Seller $111,804, net of working capital true-ups, in cash at closing, $8,250 of which was held in an escrow account to satisfy indemnity claims and was released on August 3, 2021. Simultaneously, pursuant to the Commutation Transaction, affiliates of Seller paid Freedom $102,000 in cash. The Purchase Agreement also provides for an earn out of up to $50,000 in cash based on Smart AutoCare achieving specified performance metrics measured on the 4-year and 6-year anniversary of closing (Reserve Based Earn-Out Amount) and an additional earn out of up to $30,000 payable in cash or Tiptree common stock based on Smart AutoCare achieving other certain specified performance metrics measured on the 4-year anniversary of closing (Profits Based Earn-Out Amount). In addition, the purchase price will be subject to a true-up following the 6-year anniversary of the closing (Underwriting Profitability True-Up) based on the adequacy of certain legacy reserves, offset by certain earnings on new business. Fortegra Warranty may hold back all or a portion of any Reserve Based Earn-Out Amounts until final determination of the legacy reserves used to calculate the Underwriting Profitability True-Up if in Tiptree’s reasonable opinion such amount may be needed to offset a deficiency in such legacy reserves. In addition, if the deficiency in the legacy reserves used to calculate the Underwriting Profitability True-Up is greater than the aggregate amount owing to Seller for the Reserve-Based Earn-Out Amount and Profits-Based Earn-Out Amount, Seller shall pay Tiptree an amount equal to the lesser of such difference and $10,000.

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

Management’s allocation of the purchase price to the net assets acquired resulted in the recording of finite-lived intangible assets valued at $93,700, with an estimated amortization period of 5 to 13.5 years and will be tax deductible over a 15 year period. The residual amount of the purchase price after the allocation to net assets acquired and identifiable intangibles of $60,346 has been allocated to goodwill. This goodwill is included in the Insurance segment. It is expected that $21,127 of this goodwill will be tax deductible over a 15 year period.

TIPTREE INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2021
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

Identifiable assets acquired were primarily made up of goodwill and intangible assets. Management’s allocation of the purchase price to the net assets acquired resulted in the recording of goodwill and intangible assets of $19,867 and $5,340. The tax basis in goodwill and intangible assets is equal to the GAAP values provided above. The acquired goodwill and intangibles will be amortized over a period of 15 years for tax purposes. See Note (9) Goodwill and Intangible Assets, net.

TIPTREE INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2021
(in thousands, except share data)

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

(4) Dispositions and Assets and Liabilities Held for Sale

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

Assets and Liabilities Held for Sale

The Company has entered into a definitive agreement to sell Luxury, and it is classified as held for sale at December 31, 2021 and December 31, 2020. The agreement did not meet the requirements to be classified as a discontinued operation. The following table presents detail of Luxury’s assets and liabilities held for sale in the consolidated balance sheets for the following periods:

	As of
	December 31, 2021	December 31, 2020
Assets:
Investments:
Loans, at fair value	$236,810	$164,802
Other investments	2,071	4,345
Total investments	238,881	169,147
Cash, cash equivalents and restricted cash	9,360	4,879
Notes and accounts receivable, net	157	1,760
Other assets	2,210	5,919
Assets held for sale	$250,608	$181,705

Liabilities:
Debt, net	$227,973	$162,072
Other liabilities and accrued expenses (1)	15,021	13,040
Liabilities held for sale	$242,994	$175,112
(1)    Includes deferred tax liabilities of $659 and $939 as of December 31, 2021 and December 31, 2020, respectively.

During the year ended December 31, 2021 and December 31, 2020, the Company recorded an impairment of $1,928 and $4,428, respectively, related to assets and liabilities held for sale. See Note (16) Other Revenue and Other Expenses. No impairment related to assets and liabilities held for sale was recorded for the year ended December 31, 2019.

Luxury has a total borrowing capacity at December 31, 2021 of $299,500. As of December 31, 2021 and 2020, a total of $227,973 and $162,072, respectively, was outstanding under such financing agreements.

TIPTREE INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2021
(in thousands, except share data)

(5) Segment Data

Tiptree is a holding company that allocates capital across a broad spectrum of businesses, assets and other investments. Tiptree’s principal operating subsidiary, The Fortegra Group, LLC and its subsidiaries (Fortegra), is a leading provider of specialty insurance, service contract products and related service solutions. Based on the ASC 280 quantitative analysis performed as of December 31, 2021, our reportable segments are Insurance and Mortgage. We refer to our non-insurance operations, assets and other investments, which is comprised of our Mortgage reportable segment and our non-reportable operating segments and other business activities, as Tiptree Capital. Corporate activities include holding company interest expense, employee compensation and benefits, and other expenses.

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

Descriptions of our Insurance reportable segment and Tiptree Capital, including our Mortgage reportable segment, are as follows:

Insurance operations are conducted through Fortegra, which includes Fortegra Financial Corporation and Fortegra Warranty. Fortegra is a leading provider of specialty insurance products and related services. Fortegra designs, markets and underwrites specialty commercial and personal property and casualty insurance products incorporating value-added coverages and services for select target markets or niches. Fortegra’s products and services include niche commercial and personal lines, service contracts, and other insurance services.

Tiptree Capital:

Mortgage operations are conducted through Reliance. The Company’s mortgage origination business originates loans for sale to institutional investors, including GSEs and FHA/VA and services loans on behalf of Fannie Mae, Freddie Mac, and Ginnie Mae.

Other includes our maritime shipping operations, asset management, other investments (including our Invesque shares), and our held-for-sale mortgage operations (Luxury Mortgage).

The tables below present the components of revenue, expense, income (loss) before taxes, and assets for our reportable segments as well as Tiptree Capital - Other for the following periods:

	For the Year Ended December 31, 2021
		Tiptree Capital
	Insurance	Mortgage	Other	Total
Total revenues	$984,130	$111,295	$105,089	$1,200,514
Total expenses	(914,273)	(82,888)	(87,879)	(1,085,040)
Corporate expenses	—	—	—	(50,132)
Income (loss) before taxes	$69,857	$28,407	$17,210	$65,342
Less: provision (benefit) for income taxes				21,291
Net income (loss)				$44,051
Less: net income (loss) attributable to non-controlling interests				5,919
Net income (loss) attributable to common stockholders				$38,132

TIPTREE INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2021
(in thousands, except share data)

	For the Year Ended December 31, 2020
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

	For the Year Ended December 31, 2019
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

The Company conducts its operations primarily in the U.S. with 7.2%, 5.2%, and 2.9% of total revenues generated overseas for the years ended December 31, 2021, 2020 and 2019 respectively.

The following table presents the reportable segments and Tiptree Capital - Other assets for the following periods:

	As of December 31, 2021					As of December 31, 2020
		Tiptree Capital					Tiptree Capital
	Insurance	Mortgage	Other	Corporate	Total	Insurance	Mortgage	Other	Corporate	Total
Total assets	$3,002,152	$201,134	$384,564	$11,297	$3,599,147	$2,452,798	$217,138	$302,068	$23,756	$2,995,760

TIPTREE INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2021
(in thousands, except share data)

(6) Investments

The following table presents the Company's investments related to insurance operations and other Tiptree investing activities, measured at fair value as of the following periods:

	As of December 31, 2021
		Tiptree Capital
	Insurance	Mortgage	Other	Total
Available for sale securities, at fair value, net of allowance for credit losses	$577,448	$—	$—	$577,448
Loans, at fair value	7,099	98,484	—	105,583
Equity securities	109,684	—	28,799	138,483
Other investments	79,975	7,981	80,700	168,656
Total investments	$774,206	$106,465	$109,499	$990,170

	As of December 31, 2020
		Tiptree Capital
	Insurance	Mortgage	Other	Total
Available for sale securities, at fair value, net of allowance for credit losses	$377,133	$—	$—	$377,133
Loans, at fair value	7,795	82,937	—	90,732
Equity securities	98,130	—	25,708	123,838
Other investments	125,833	9,439	84,429	219,701
Total investments	$608,891	$92,376	$110,137	$811,404

Available for Sale Securities, at fair value

All of the Company’s investments in Available for Sale Securities, at fair value, net of allowance for credit losses (AFS securities) as of December 31, 2021 and December 31, 2020 are held by subsidiaries in the insurance segment. The following tables present the Company's investments in AFS securities:

	As of December 31, 2021
	Amortized cost	Allowance for Credit Losses(1)	Gross unrealized gains	Gross unrealized losses	Fair value
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$352,288	$—	$2,087	$(3,197)	$351,178
Obligations of state and political subdivisions	57,923	—	1,050	(313)	58,660
Corporate securities	145,997	(241)	517	(1,396)	144,877
Asset backed securities	19,511	—	82	(2,146)	17,447
Certificates of deposit	2,696	—	—	—	2,696
Obligations of foreign governments	2,649	(4)	3	(58)	2,590
Total	$581,064	$(245)	$3,739	$(7,110)	$577,448

	As of December 31, 2020
	Amortized cost	Allowance for Credit Losses(1)	Gross unrealized gains	Gross unrealized losses	Fair value
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$191,116	$—	$5,245	$(58)	$196,303
Obligations of state and political subdivisions	42,583	—	1,768	(1)	44,350
Corporate securities	92,761	—	2,181	(1)	94,941
Asset backed securities	37,975	—	316	(2,099)	36,192
Certificates of deposit	1,355	—	—	—	1,355
Obligations of foreign governments	3,961	—	31	—	3,992
Total	$369,751	$—	$9,541	$(2,159)	$377,133

(1) Represents the amount of impairment that has resulted from credit-related factors, and therefore was recognized in net realized and unrealized gains (losses) as a credit loss on AFS securities. Amount excludes unrealized losses relating to non-credit factors.

TIPTREE INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2021
(in thousands, except share data)

The amortized cost and fair values of AFS securities, by contractual maturity date, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	As of
	December 31, 2021		December 31, 2020
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$41,033	$41,150	$30,306	$30,602
Due after one year through five years	269,487	268,537	149,378	153,406
Due after five years through ten years	52,561	52,000	26,621	27,479
Due after ten years	198,472	198,314	125,471	129,454
Asset backed securities	19,511	17,447	37,975	36,192
Total	$581,064	$577,448	$369,751	$377,133

The following tables present the gross unrealized losses on AFS securities by length of time that individual AFS securities have been in a continuous unrealized loss position for less than twelve months, and twelve months or greater and do not have an allowance for credit losses:

	As of December 31, 2021
	Less Than or Equal to One Year			More Than One Year
	Fair value	Gross unrealized losses	# of Securities(1)	Fair value	Gross unrealized losses	# of Securities(1)
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$216,378	$(2,827)	324	$11,920	$(370)	47
Obligations of state and political subdivisions	17,190	(275)	64	1,152	(38)	5
Corporate securities	99,434	(1,159)	326	9,722	(237)	45
Asset backed securities	7,454	(84)	38	2,316	(2,062)	5
Certificates of deposit	1,339	—	2	—	—	—
Obligations of foreign governments	2,278	(58)	8	—	—	—
Total	$344,073	$(4,403)	762	$25,110	$(2,707)	102

	As of December 31, 2020
	Less Than or Equal to One Year			More Than One Year
	Fair value	Gross unrealized losses	# of Securities(1)	Fair value	Gross unrealized losses	# of Securities(1)
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$15,323	$(58)	41	$2	$—	2
Obligations of state and political subdivisions	379	(1)	5	—	—	—
Corporate securities	901	(1)	3	—	—	—
Asset backed securities	—	—	—	18,927	(2,099)	9
Total	$16,603	$(60)	49	$18,929	$(2,099)	11
(1)    Presented in whole numbers.

Management believes that it is more likely than not that the Company will be able to hold the fixed maturity AFS securities that were in an unrealized loss position as of December 31, 2021 until full recovery of their amortized cost basis.

TIPTREE INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2021
(in thousands, except share data)

The table below presents a roll-forward of the activity in the allowance for credit losses on AFS securities by type as of December 31, 2021:

	Obligations of state and political subdivisions	Corporate securities	Asset backed securities	Obligations of foreign governments	Total
Balance at December 31, 2019	$—	$—	$—	$—	$—
Increase in the allowance for the initial adoption of ASU 2016-13	(1)	(50)	(2)	—	(53)
Reduction in credit losses due to AFS securities sold during the year	—	3	—	—	3
Gains from recoveries of amounts previously written off	1	47	2	—	50
Balance at December 31, 2020	$—	$—	$—	$—	$—

Balance at December 31, 2020	$—	$—	$—	$—	$—
(Increase) in allowance for credit losses	—	(296)	—	(6)	(302)
Reduction in credit losses due to AFS securities sold during the year	—	3	—	1	4
Gains from recoveries of amounts previously written off	—	52	—	1	53
Balance at December 31, 2021	$—	$(241)	$—	$(4)	$(245)

The Company applies a discounted cash flow model, based on assumptions and model outputs provided by an investment management company, in determining its lifetime expected credit losses on AFS securities. This includes determining the present value of expected future cash flows discounted at the book yield of the security.

The table below presents the amount of gains from recoveries (credit losses) on AFS securities recorded by the Company for the following period:

	For the Year Ended December 31,
	2021	2020
Net gains from recoveries (credit losses) on AFS securities	$(245)	$53

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

	As of December 31,
	2021	2020
Fair value of restricted investments in trust pursuant to reinsurance agreements	$42,471	$44,349
Fair value of restricted investments for special deposits required by state insurance departments	7,189	9,447
Total fair value of restricted investments	$49,660	$53,796

The following table presents additional information on the Company’s AFS securities:

	For the Year Ended December 31,
	2021	2020	2019
Purchases of AFS securities	$368,913	$158,357	$253,415

Proceeds from maturities, calls and prepayments of AFS securities	$68,923	$84,923	$36,459

Gross proceeds from sales of AFS securities	$86,981	$35,603	$170,495

TIPTREE INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2021
(in thousands, except share data)

The following table presents the gross realized gains and gross realized losses from sales and redemptions of AFS securities:

	For the Year Ended December 31,
	2021	2020	2019
Gross realized gains	$661	$594	$1,558
Gross realized (losses)	(23)	(66)	(246)
Total net realized gains (losses) from investment sales and redemptions	$638	528	1,312

Loans, at fair value

The following table presents the Company’s investments in loans measured at fair value and the Company’s investments in loans measured at fair value pledged as collateral:

	As of December 31, 2021				As of December 31, 2020
	Fair value	Unpaid principal balance (UPB)	Fair value exceeds / (below) UPB	Pledged as Collateral	Fair value	Unpaid principal balance (UPB)	Fair value exceeds / (below) UPB	Pledged as Collateral
Insurance:
Corporate loans (1)	$7,099	$10,156	$(3,057)	$—	$7,795	$12,281	$(4,486)	$—
Mortgage:
Mortgage loans held for sale (2)	98,484	95,264	3,220	95,542	82,937	78,590	4,347	81,630
Total loans, at fair value	$105,583	$105,420	$163	$95,542	$90,732	$90,871	$(139)	$81,630
(1)    The cost basis of Corporate loans was approximately $9,094 and $11,282 at December 31, 2021 and December 31, 2020, respectively.
(2)    As of December 31, 2021 and December 31, 2020, there was one mortgage loan held for sale and two mortgage loans held for sale that were 90 days or more past due, respectively, with a fair value of $136 and $534, respectively.

Equity Securities

Equity securities consist mainly of publicly traded common and preferred stocks and fixed income exchange traded funds. Included within the equity securities balance are 17.0 million shares of Invesque as of December 31, 2021 and December 31, 2020, for which the Company has elected to apply the fair value option. The following table presents information on the cost and fair value of the Company’s equity securities related to insurance operations and other Tiptree investing activity as of the following periods:

	As of December 31, 2021
	Insurance		Tiptree Capital - Other		Total
	Cost	Fair Value	Cost	Fair Value	Cost	Fair Value
Invesque	$23,339	$6,015	$111,491	$28,799	$134,830	$34,814
Fixed income exchange traded fund	52,176	53,154	—	—	52,176	53,154
Other equity securities	49,664	50,515	—	—	49,664	50,515
Total equity securities	$125,179	$109,684	$111,491	$28,799	$236,670	$138,483

	As of December 31, 2020
	Insurance		Tiptree Capital - Other		Total
	Cost	Fair Value	Cost	Fair Value	Cost	Fair Value
Invesque	$23,339	$5,370	$111,491	$25,708	$134,830	$31,078
Fixed income exchange traded fund	62,438	63,875	—	—	62,438	63,875
Other equity securities	38,069	28,885	—	—	38,069	28,885
Total equity securities	$123,846	$98,130	$111,491	$25,708	$235,337	$123,838

TIPTREE INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2021
(in thousands, except share data)

Other Investments

The following table contains information regarding the Company’s other investments as of the following periods:

	As of December 31, 2021
		Tiptree Capital
	Insurance	Mortgage	Other	Total
Corporate bonds, at fair value (1)	$38,965	$—	$—	$38,965
Vessels, net (2)	—	—	79,368	79,368
Debentures	21,057	—	—	21,057
Trade claims	19,737	—	—	19,737
Other	216	7,981	1,332	9,529
Total other investments	$79,975	$7,981	$80,700	$168,656

	As of December 31, 2020
		Tiptree Capital
	Insurance	Mortgage	Other	Total
Corporate bonds, at fair value (1)	$105,777	$—	$—	$105,777
Vessels, net (2)	—	—	83,028	83,028
Debentures	17,703	—	—	17,703
Other	2,353	9,439	1,401	13,193
Total other investments	$125,833	$9,439	$84,429	$219,701

(1)    The cost basis of corporate bonds was $36,436 and $97,284 as of December 31, 2021 and December 31, 2020, respectively.
(2)     Net of accumulated depreciation of $13,059 and $8,372 as of December 31, 2021 and December 31, 2020, respectively.

Net Investment Income - Insurance

Net investment income represents investment income and expense from investments related to insurance operations as disclosed within net investment income on the consolidated statements of operations. The following table presents the components of net investment income by source of income:

	For the Year Ended December 31,
	2021	2020	2019
Interest:
AFS securities	$7,153	$7,685	$8,404
Loans, at fair value	802	801	3,284
Other investments	5,792	4,245	1,218
Dividends from equity securities	7,355	1,482	2,813
Other	—	8	—
Subtotal	21,102	14,221	15,719
Less: investment expenses	3,206	4,305	1,702
Net investment income	$17,896	$9,916	$14,017

Other Investment Income - Tiptree Capital

Other investment income represents other revenue from other Tiptree non-insurance activities as disclosed within other revenue on the consolidated statements of operations, see Note (16) Other Revenue and Other Expenses. The following tables present the components of other investment income by type:

TIPTREE INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2021
(in thousands, except share data)

	For the Year Ended December 31,
	2021	2020	2019
Interest:
Loans, at fair value (1)	$7,184	$5,617	$6,206
Other	—	—	269
Dividends from equity securities	—	2,533	10,132
Loan fee income	21,834	17,900	12,631
Vessel related revenue	35,562	22,697	16,747
Other investment income	$64,580	$48,747	$45,985
(1)    Primarily relates to Loans, at fair value classified as Held for Sale. See Note (4) Dispositions and Assets and Liabilities Held for Sale.

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

	For the Year Ended December 31,
	2021	2020	2019
Net realized gains (losses)
Insurance:
Reclass of unrealized gains (losses) on AFS securities from OCI	$638	$528	$1,312
Net gains from recoveries (credit losses) on AFS securities	(245)	53	—
Net realized gains (losses) on loans	(389)	(945)	2,100
Net realized gains (losses) on equity securities	(10,434)	(24,586)	947
Net realized gains (losses) on corporate bonds	3,917	7,299	279
Other	1,346	2,511	39
Tiptree Capital
Mortgage:
Net realized gains (losses) on loans	91,538	111,725	52,617
Other	2,165	(10,314)	—
Other:
Net realized gains (losses) on loans (1)	61,312	40,466	23,403
Other	1,632	(4,713)	(260)
Total net realized gains (losses)	151,480	122,024	80,437

Net unrealized gains (losses)
Insurance:
Net change in unrealized gains (losses) on loans	1,330	(1,461)	(3,899)
Net unrealized gains (losses) on equity securities held at period end	12,445	(22,793)	7,621
Reclass of unrealized (gains) losses from prior periods for equity securities sold	(814)	17,290	(807)
Other	(9,800)	10,162	(697)
Tiptree Capital
Mortgage:
Net change in unrealized gains (losses) on loans	(1,127)	1,270	840
Other	(268)	(6,093)	357
Other:
Net change in unrealized gains (losses) on loans (1)	815	2,185	983
Net unrealized gains (losses) on equity securities held at period end	3,090	(67,656)	(992)
Other	(5,801)	7,482	25
Total net unrealized gains (losses)	(130)	(59,614)	3,431
Total net realized and unrealized gains (losses)	$151,350	$62,410	$83,868
(1)    Relates to Loans, at fair value classified as Held for Sale. See Note (4) Dispositions and Assets and Liabilities Held for Sale.

TIPTREE INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2021
(in thousands, except share data)

(7) Notes and Accounts Receivable, net

The following table presents the total notes and accounts receivable, net:

	As of December 31,
	2021	2020
Accounts and premiums receivable, net	$137,082	$95,269
Retrospective commissions receivable	157,853	131,760
Notes receivable, net - premium financing program	89,788	62,075
Trust receivables	41,889	54,393
Other receivables	27,757	26,955
Total notes and accounts receivable, net	$454,369	$370,452

The following table presents the total valuation allowance and bad debt expense for the following periods:

	Valuation allowance		Bad Debt Expense
	As of December 31,		For the Year Ended December 31,
	2021	2020	2021	2020	2019
Notes receivable, net - premium financing program (1)	$123	$101	$274	$223	$175

Accounts and premiums receivable, net	$120	$169	$33	$28	$36
(1)    As of December 31, 2021 and December 31, 2020, there were $1,311 and $215 in balances classified as 90 days plus past due, respectively.

(8) Reinsurance Receivables

The following table presents the effect of reinsurance on premiums written and earned by our insurance business for the following periods:

	Direct amount	Ceded to other companies	Assumed from other companies	Net amount	Percentage of amount - assumed to net
As of December 31, 2021
Life insurance in force	$5,921,446	$3,068,761	$—	$2,852,685
For the Year ended December 31, 2021
Premiums written:
Life insurance	$91,865	$46,920	$808	$45,753	1.8%
Accident and health insurance	146,256	100,717	5,790	51,329	11.3%
Property and liability insurance	1,141,979	558,471	214,150	797,658	26.8%
Total premiums written	$1,380,100	$706,108	$220,748	$894,740	24.7%

Premiums earned:
Life insurance	$74,151	$39,881	$1,194	$35,464	3.4%
Accident and health insurance	126,501	85,457	7,219	48,263	15.0%
Property and liability insurance	902,439	504,785	204,171	601,825	33.9%
Total premiums earned	$1,103,091	$630,123	$212,584	$685,552	31.0%

As of December 31, 2020
Life insurance in force	$5,153,151	$2,985,196	$—	$2,167,955
For the Year Ended December 31, 2020
Premiums written:
Life insurance	$69,704	$39,761	$1,550	$31,493	4.9%
Accident and health insurance	117,235	78,233	12,696	51,698	24.6%
Property and liability insurance	825,845	509,818	144,332	460,359	31.4%
Total premiums written	$1,012,784	$627,812	$158,578	$543,550	29.2%

TIPTREE INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2021
(in thousands, except share data)

	Direct amount	Ceded to other companies	Assumed from other companies	Net amount	Percentage of amount - assumed to net
Premiums earned:
Life insurance	$68,637	$37,194	$1,437	$32,880	4.4%
Accident and health insurance	118,183	78,365	11,599	51,417	22.6%
Property and liability insurance	691,310	405,469	107,853	393,694	27.4%
Total premiums earned	$878,130	$521,028	$120,889	$477,991	25.3%

As of December 31, 2019
Life insurance in force	$5,176,056	$2,884,009	$—	$2,292,047
For the Year Ended December 31, 2019
Premiums written:
Life insurance	$75,060	$40,555	$1,692	$36,197	4.7%
Accident and health insurance	133,514	87,447	3,201	49,268	6.5%
Property and liability insurance	709,515	350,093	92,246	451,668	20.4%
Total premiums written	918,089	478,095	97,139	537,133	18.1%

Premiums earned:
Life insurance	68,282	35,929	1,607	33,960	4.7%
Accident and health insurance	123,182	82,660	3,165	43,687	7.2%
Property and liability insurance	597,852	242,180	65,789	421,461	15.6%
Total premiums earned	$789,316	$360,769	$70,561	$499,108	14.1%

The following table presents the components of policy and contract benefits, including the effect of reinsurance on losses and loss adjustment expenses (LAE) incurred:

	Direct amount	Ceded to other companies	Assumed from other companies	Net amount	Percentage of amount - assumed to net
For the Year ended December 31, 2021
Losses and LAE Incurred
Life insurance	$59,526	$34,030	$869	$26,365	3.3%
Accident and health insurance	21,509	18,091	2,225	5,643	39.4%
Property and liability insurance	354,308	239,678	106,835	221,465	48.2%
Total losses and LAE incurred	435,343	291,799	109,929	253,473	43.4%
	Member benefit claims (1)			73,539
	Total policy and contract benefits			$327,012

TIPTREE INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2021
(in thousands, except share data)

	Direct amount	Ceded to other companies	Assumed from other companies	Net amount	Percentage of amount - assumed to net
For the Year Ended December 31, 2020
Losses and LAE Incurred
Life insurance	$46,268	$27,292	$645	$19,621	3.3%
Accident and health insurance	18,354	15,715	7,032	9,671	72.7%
Property and liability insurance	282,906	182,115	48,165	148,956	32.3%
Total losses and LAE incurred	347,528	225,122	55,842	178,248	31.3%
	Member benefit claims (1)			58,650
	Total policy and contract benefits			$236,898

For the Year Ended December 31, 2019
Losses and LAE Incurred
Life insurance	$38,306	$22,607	$443	$16,142	2.7%
Accident and health insurance	18,832	15,022	362	4,172	8.7%
Property and liability insurance	225,200	147,290	52,785	130,695	40.4%
Total losses and LAE incurred	282,338	184,919	53,590	151,009	35.5%
	Member benefit claims (1)			19,672
	Total policy and contract benefits			$170,681
(1)    Member benefit claims are not covered by reinsurance.

The following table presents the components of the reinsurance receivables:

	As of December 31,
	2021	2020
Prepaid reinsurance premiums:
Life insurance (1)	$73,478	$70,066
Accident and health insurance (1)	81,521	66,261
Property and liability insurance	479,091	423,868
Total	634,090	560,195

Ceded claim reserves:
Life insurance	3,928	4,133
Accident and health insurance	12,239	11,118
Property and liability insurance	148,962	98,092
Total ceded claim reserves recoverable	165,129	113,343
Other reinsurance settlements recoverable	81,617	54,471
Reinsurance receivables	$880,836	$728,009
(1)    Including policyholder account balances ceded.
The following table presents the aggregate amount included in reinsurance receivables that is comprised of the three largest receivable balances from non-affiliated reinsurers:

As of
December 31, 2021
Total of the three largest receivable balances from non-affiliated reinsurers	$126,089

As of December 31, 2021, the non-affiliated reinsurers from whom our insurance business has the largest receivable balances were: Allianz Global Corporate & Specialty SE (A. M. Best Rating: A+ rated), Canada Life International Reinsurance (Bermuda) Corporation (A. M. Best Rating: A+ rated), and Canada Life Assurance Company (A. M. Best Rating: A+ rated). The related receivables of these reinsurers are collateralized by assets on hand, assets held in trust accounts and letters of credit. As of December 31, 2021, the Company does not believe there is a risk of loss due to the concentration of credit risk in the reinsurance program given the collateralization.

TIPTREE INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2021
(in thousands, except share data)

(9) Goodwill and Intangible Assets, net

The following table presents identifiable finite and indefinite-lived intangible assets, accumulated amortization, and goodwill by operating segment and/or reporting unit, as appropriate:

	As of December 31, 2021			As of December 31, 2020
Finite-Lived Intangible Assets:	Insurance	Other	Total	Insurance	Other	Total

Customer relationships	$143,300	$—	$143,300	$143,300	$—	$143,300
Accumulated amortization	(45,997)	—	(45,997)	(32,263)	—	(32,263)
Trade names	14,750	800	15,550	14,750	800	15,550
Accumulated amortization	(5,633)	(520)	(6,153)	(4,382)	(440)	(4,822)
Software licensing	9,300	640	9,940	9,300	640	9,940
Accumulated amortization	(8,790)	(594)	(9,384)	(8,650)	(503)	(9,153)
Insurance policies and contracts acquired	36,500	—	36,500	36,500	—	36,500
Accumulated amortization	(36,320)	—	(36,320)	(36,238)	—	(36,238)
Other	640	—	640	640	—	640
Accumulated amortization	(203)	—	(203)	—	—	—
Total finite-lived intangible assets	107,547	326	107,873	122,957	497	123,454
Indefinite-Lived Intangible Assets: (1)
Insurance licensing agreements	13,761	—	13,761	13,761	—	13,761
Other	—	1,124	1,124	—	1,000	1,000
Total indefinite-lived intangible assets	13,761	1,124	14,885	13,761	1,000	14,761

Total intangible assets, net	$121,308	$1,450	$122,758	$136,718	$1,497	$138,215

Goodwill	177,395	1,708	179,103	177,528	1,708	179,236
Total goodwill and intangible assets, net	$298,703	$3,158	$301,861	$314,246	$3,205	$317,451
(1)    Impairment tests are performed at least annually on indefinite-lived intangible assets.

Goodwill

The following table presents the activity in goodwill, by operating segment and/or reporting unit, as appropriate, and includes the adjustments made to the balance of goodwill to reflect the effect of the final valuation adjustments made for acquisitions, as well as the reduction to any goodwill attributable to impairment related charges:

		Tiptree Capital
	Insurance	Other	Total
Balance at December 31, 2019	97,439	1,708	99,147
Goodwill acquired (1)	84,476	—	84,476
Purchase accounting adjustments (2)	(4,387)	—	(4,387)
Balance at December 31, 2020	$177,528	$1,708	$179,236
Purchase accounting adjustment (2)	(133)	—	(133)
Balance at December 31, 2021	$177,395	$1,708	$179,103

Accumulated impairments	$—	$699	$699
(1) Relates to acquisitions in in our insurance business as of December 31, 2020. See Note (3) Acquisitions.
(2) Relates to adjustments during the measurement period as permitted under ASC 805 for the final valuation of acquisitions in our insurance business as of January 3, 2020 and December 31, 2020.

The Company conducts annual impairment tests of its goodwill as of October 1. For the years ended December 31, 2021, 2020 and 2019, no impairments were recorded on the Company’s goodwill.

Intangible Assets, net

The following table presents the activity, by operating segment and/or reporting unit, as appropriate, in finite and indefinite-lived other intangible assets and includes the adjustments made to the balance to reflect the effect of any final valuation adjustments made for acquisitions, as well as any reduction attributable to impairment-related charges:

TIPTREE INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2021
(in thousands, except share data)

	Insurance	Other	Total
Balance at December 31, 2019	$47,305	$669	$47,974
Intangible assets acquired (1)	99,040	1,000	100,040
Purchase accounting adjustment (2)	(300)	—	(300)
Less: amortization expense	(9,327)	(172)	(9,499)
Balance at December 31, 2020	$136,718	$1,497	$138,215
Intangibles acquired	—	124	124
Less: amortization expense	(15,410)	(171)	(15,581)
Balance at December 31, 2021	$121,308	$1,450	$122,758
(1) Relates to acquisitions in in our insurance business as of December 31, 2020. See Note (3) Acquisitions.
(2) Relates to adjustments during the measurement period as permitted under ASC 805 for the final valuation of acquisitions in our insurance business as of July 1, 2019.

The following table presents the amortization expense on finite-lived intangible assets for the following periods:

	For the Year Ended December 31,
	2021	2020	2019
Amortization expense on intangible assets	$15,581	$9,499	$7,897

For the years ended December 31, 2021, 2020 and 2019, no impairments were recorded on the Company’s intangible assets.

The following table presents the amortization expense on finite-lived intangible assets for the next five years and thereafter by operating segment and/or reporting unit, as appropriate:

	As of December 31, 2021
	Insurance	Other	Total
2022	$15,848	$126	$15,974
2023	15,031	80	15,111
2024	13,344	80	13,424
2025	11,229	40	11,269
2026	9,003	—	9,003
2027 and thereafter	43,092	—	43,092
Total	$107,547	$326	$107,873

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

TIPTREE INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2021
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

The following table presents the gross notional and fair value amounts of derivatives (on a gross basis) categorized by underlying risk:

	As of December 31, 2021			As of December 31, 2020
	Notional values	Asset derivatives	Liability derivatives	Notional values	Asset derivatives	Liability derivatives
Interest rate lock commitments	$268,878	$7,514	$—	$219,929	$9,207	$—
Forward delivery contracts	56,593	204	59	35,979	—	22
TBA mortgage backed securities	316,000	262	425	291,000	232	1,508
Other	9,232	216	1,657	3,058	2,090	560
Total	$650,703	$8,196	$2,141	$549,966	$11,529	$2,090

TIPTREE INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2021
(in thousands, except share data)

(11) Debt, net

The following table presents the balance of the Company’s debt obligations, net of discounts and deferred financing costs for our corporate and asset based debt. Asset based debt is generally recourse only to specific assets and related cash flows.

	As of December 31, 2021
Corporate debt	Insurance	Other	Corporate	Total
Secured revolving credit agreements (1)	$2,160	$—	$—	$2,160
Secured term credit agreements (LIBOR + 6.75%)(2)	—	—	114,063	114,063
Preferred trust securities (LIBOR + 4.10%)	35,000	—	—	35,000
8.50% Junior subordinated notes	125,000	—	—	125,000
Total corporate debt	162,160	—	114,063	276,223

Asset based debt (3)
Asset based revolving financing (LIBOR + 2.75%)	42,310	—	—	42,310
Residential mortgage warehouse borrowings (LIBOR + 1.88% to 3.00%) (2)(3)	—	72,518	—	72,518
Vessel backed term loan (LIBOR + 4.75%)	—	13,600	—	13,600
Total asset based debt	42,310	86,118	—	128,428
Total debt, face value	204,470	86,118	114,063	404,651
Unamortized discount, net	—	—	(1,458)	(1,458)
Unamortized deferred financing costs	(8,474)	(1,069)	(301)	(9,844)
Total debt, net	$195,996	$85,049	$112,304	$393,349

	As of December 31, 2020
Corporate debt	Insurance	Other	Corporate	Total
Secured revolving credit agreements (1)	$—	$—	$—	$—
Secured term credit agreements (LIBOR + 6.75%)(2)	—	—	120,313	120,313
Preferred trust securities (LIBOR + 4.10%)	35,000	—	—	35,000
8.50% Junior subordinated notes	125,000	—	—	125,000
Total corporate debt	160,000	—	120,313	280,313

Asset based debt (3)
Asset based revolving financing (LIBOR + 2.75%)	27,510	—	—	27,510
Residential mortgage warehouse borrowings (LIBOR + 1.88% to 3.00%) (2)(3)	—	55,994	—	55,994
Vessel backed term loan (LIBOR + 4.75%)	—	15,800	—	15,800
Total asset based debt	27,510	71,794	—	99,304
Total debt, face value	187,510	71,794	120,313	379,617
Unamortized discount, net	—	—	(2,035)	(2,035)
Unamortized deferred financing costs	(9,537)	(5)	(1,794)	(11,336)
Total debt, net	$177,973	$71,789	$116,484	$366,246
(1)    The secured revolving credit agreements provide a two rate structure at the Company’s discretion; Prime +1.25% for swing loans and LIBOR + 2.25%.
(2)    Includes LIBOR floor of 1.00%.
(3)    The weighted average coupon rate for residential mortgage warehouse borrowings was 2.76% and 2.75% at December 31, 2021 and December 31, 2020, respectively. Includes LIBOR floor ranging from 0.50% to 1.00%

The following table presents the amount of interest expense the Company incurred on its debt for the following periods:

	For the Year Ended December 31,
	2021	2020	2019
Total Interest expense - corporate debt	24,425	$23,322	$19,682
Total Interest expense - asset based debt	13,018	9,260	7,377
Interest expense on debt	$37,443	$32,582	$27,059

TIPTREE INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2021
(in thousands, except share data)

The following table presents the contractual principal payments and future maturities of the unpaid principal balance on the Company’s debt for the following periods:

As of
December 31, 2021
2022	$80,968
2023	52,920
2024	15,450
2025	95,313
2026	—
2027 and thereafter	160,000
Total	$404,651

The following narrative is a summary of certain terms of our debt agreements for the year ended December 31, 2021:
Corporate Debt

Secured Revolving Credit Agreements

As of December 31, 2021 and December 31, 2020, a total of $2,160 and $0, respectively, was outstanding under the revolving line of credit in our insurance business. The maximum borrowing capacity under the agreements as of December 31, 2021 is $200,000.

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

The Credit Agreement also contains customary mandatory repayment provisions (subject to customary exceptions) and requires that net cash proceeds from the sale by Tiptree and certain of its subsidiaries of capital stock of Invesque be applied to prepay loans until the outstanding principal amount of loans is $62,500, with remaining proceeds subject to reinvestment rights. Prepayments, whether mandatory or voluntary, reduce future scheduled amortization payments in the order they come

TIPTREE INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2021
(in thousands, except share data)

due. The Credit Agreement also requires the payment of a prepayment fee upon a repricing transaction or equity issuance consummated after the closing date, or the sale of Fortegra, or any of its material subsidiaries. As of December 31, 2021, a total of $114,063 was outstanding under this agreement. The maximum borrowing capacity on this agreement is $114,063.

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

Asset Based Debt

Asset Backed Revolving Financing

On October 16, 2020, subsidiaries in our insurance business entered into a three year $75,000 secured credit agreement, which replaced the individual agreements in its premium finance and service contract finance businesses. The borrowers can select from various borrowing and rate options under the agreement, as well the option to convert certain borrowings to term loans, if no default or event of default exists. The agreement extends up to $20,000 for our premium finance business and up to $55,000 for our service contract finance business, and is secured by substantially all of the assets of the borrowers. The obligations under the agreement are non-recourse to Fortegra and its subsidiaries (other than borrowers and their subsidiaries). As of December 31, 2021, a total of $42,310 was outstanding under the borrowing.

Residential Mortgage Warehouse Borrowings

In March 2021, the $60,000 warehouse line of credit was renewed and the maturity date was extended from April 2021 to April 2022. In July 2021, the $50,000 warehouse line of credit was renewed and the maturity date was extended from August 2021 to August 2022.

In April 2020, a subsidiary in our mortgage business renewed the $60,000 warehouse line of credit, extending the maturity date to April 2021 and establishing a LIBOR floor of 1.0%. Additionally, during March 2020, another warehouse line maturing in August 2020 temporarily raised the maximum borrowing capacity to $65,000, returning to a maximum borrowing capacity of $50,000 in May 2020 and establishing a LIBOR floor of 0.50%. In August 2020, the $50,000 warehouse line of credit was extended to August 2021, and established a LIBOR floor of 0.50% to 1.00%. As of December 31, 2021 and December 31, 2020, a total of $72,518 and $55,994, respectively, was outstanding under such financing agreements.

TIPTREE INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2021
(in thousands, except share data)

Vessel Backed Term Loan

On November 28, 2019, subsidiaries in our shipping business entered into a $18,000 term loan facility. Amounts borrowed under the facility are not allowed to be reborrowed. The borrowing has a maturity date of November 28, 2024 and a rate of LIBOR plus 4.75%, with quarterly principal payments of $550. This facility is secured by liens on 2.00 of our vessels as well as the assets of the borrowing entities and their parent guarantor. This credit agreement contains customary financial covenants that require, among other items, minimum liquidity, positive working capital, minimum required security coverage ratio of 150%, and the existence of a maintenance reserve account funded on a quarterly basis prior to anticipated scheduled drydocking costs. As of December 31, 2021, a total of $13,600 was outstanding under the borrowing.

As of December 31, 2021, the Company is in compliance with the representations and covenants for its outstanding debt or has obtained waivers for any events of non-compliance.

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

TIPTREE INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2021
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

Loans, at fair value

Corporate Loans: These loans are comprised of middle market loans and bank loans and are generally classified under either Level 2 or Level 3 in the fair value hierarchy. To determine fair value, the Company uses quoted prices which include those provided from pricing vendors which provide coverage of secondary market participants, where available. The values represent a composite of mark-to-market bid/offer prices. In certain circumstances, the Company will make its own determination of fair value of loans based on internal models and other unobservable inputs.

Mortgage Loans Held for Sale: Mortgage loans held for sale are generally classified under Level 2 in the fair value hierarchy and fair value is based upon forward sales contracts with third-party investors, including estimated loan costs.

Derivative Assets and Liabilities

Derivatives are primarily comprised of IRLCs, forward delivery contracts and TBA mortgage backed securities. The fair value of these instruments is based upon valuation pricing models, which represent the amount the Company would expect to receive or pay at the balance sheet date to exit the position. Our mortgage origination subsidiaries issue IRLCs to their customers, which are carried at estimated fair value on the Company’s consolidated balance sheets. The estimated fair values of these commitments are generally calculated by reference to the value of the underlying loan associated with the IRLC net of costs to produce and an expected pull through assumption. The fair values of these commitments generally fall under Level 3 in the fair value hierarchy. Our mortgage origination subsidiaries manage their exposure by entering into forward delivery commitments with loan investors. For loans not locked with investors under a forward delivery commitment, the Company enters into hedge instruments, primarily TBAs, to protect against movements in interest rates. The fair values of TBA mortgage backed securities and forward delivery contracts generally fall under Level 2 in the fair value hierarchy.

Corporate Bonds

Corporate bonds are generally classified under Level 2 in the fair value hierarchy and fair value is provided by a third-party investment manager, based on quoted market prices. We perform internal price verification procedures monthly to ensure that the prices provided are reasonable.

TIPTREE INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2021
(in thousands, except share data)

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

The following tables present the Company’s fair value hierarchies for financial assets and liabilities, measured on a recurring basis:

TIPTREE INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2021
(in thousands, except share data)

	As of December 31, 2021
	Quoted prices in active markets Level 1	Other significant observable inputs Level 2	Significant unobservable inputs Level 3	Fair value
Assets:
Available for sale securities, at fair value:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$—	$351,178	$—	$351,178
Obligations of state and political subdivisions	—	58,660	—	58,660
Obligations of foreign governments	—	2,590	—	2,590
Certificates of deposit	2,696	—	—	2,696
Asset backed securities	—	16,832	615	17,447
Corporate securities	—	144,877	—	144,877
Total available for sale securities, at fair value	2,696	574,137	615	577,448

Loans, at fair value:
Corporate loans	—	5,002	2,097	7,099
Mortgage loans held for sale	—	98,484	—	98,484
Total loans, at fair value	—	103,486	2,097	105,583

Equity securities:
Invesque	34,814	—	—	34,814
Fixed income ETFs	53,154	—	—	53,154
Other equity securities	49,309	—	1,206	50,515
Total equity securities	137,277	—	1,206	138,483

Other investments, at fair value:
Corporate bonds	—	38,965	—	38,965
Derivative assets	113	569	7,514	8,196
Trade claims	—	—	19,737	19,737
CLOs	—	—	441	441
Total other investments, at fair value	113	39,534	27,692	67,339

Mortgage servicing rights (1)	—	—	29,833	29,833

Total	$140,086	$717,157	$61,443	$918,686

Liabilities: (2)
Securities sold, not yet purchased	$242	$—	$—	$242
Derivative liabilities	—	2,141	—	2,141
Contingent consideration payable	—	—	200	200
Total	$242	$2,141	$200	$2,583
(1)    Included in other assets.
(2)    Included in other liabilities and accrued expenses.

TIPTREE INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2021
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

TIPTREE INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2021
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

The following table presents additional information about assets that are measured at fair value on a recurring basis for which the Company has utilized Level 3 inputs to determine fair value for the following periods:

	2021	2020
Balance at January 1,	$33,455	$32,470
Net realized and unrealized gains or losses included in:
Earnings	14,206	2,253
OCI	(243)	(329)
Origination of IRLCs	109,330	120,267
Purchases	24,956	3,862
Sales	(9,238)	(6,672)
Conversions to mortgage loans held for sale	(111,023)	(118,396)
Balance at December 31,	$61,443	$33,455

Changes in unrealized gains (losses) included in earnings related to assets still held at period end	$(2,421)	$(7,978)
Changes in unrealized gains (losses) included in OCI related to assets still held at period end	$(243)	$(329)

The following table presents the range and weighted average (WA) used to develop significant unobservable inputs for the fair value measurements of Level 3 assets and liabilities.

	As of December 31,				As of December 31,
	2021	2020	Valuation technique	Unobservable input(s) (1)	2021				2020
Assets	Fair Value				Range			WA	Range			WA
IRLCs	$7,514	$9,207	Internal model	Pull through rate	55%	to	95%	66%	50%	to	95%	68%
Mortgage servicing rights	29,833	14,758	External model	Discount rate	10%	to	12%	9%	10%	to	13%	11%
				Cost to service	$65	to	$80	$71	$75	to	$90	$82
				Prepayment speed	5%	to	100%	15%	8%	to	60%	22%
Trade claims	19,737	—	Internal model	Plan projected recovery rate	15%	to	18%	17%	N/A			N/A
Total	$57,084	$23,965

Liabilities
Contingent consideration payable - Smart AutoCare	$200	$200	Cash Flow Model	Forecast Cash EBITDA	$20,000	to	$30,000	N/A	$20,000	to	$30,000	N/A
			Actuarial Analysis	Assumed Claim Liabilities	$55,000				$55,000
Total	$200	$200
(1)    Unobservable inputs were weighted by the relative fair value of the instruments.

TIPTREE INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2021
(in thousands, except share data)

The following table presents the carrying amounts and estimated fair values of financial assets and liabilities that are not recorded at fair value and their respective levels within the fair value hierarchy:

	As of December 31, 2021			As of December 31, 2020
	Level within fair value hierarchy	Fair value	Carrying value	Level within fair value hierarchy	Fair value	Carrying value
Assets:
Debentures (1)	2	$21,057	$21,057	2	$17,703	$17,703
Notes receivable, net	2	89,788	89,788	2	62,075	62,075
Total assets		$110,845	$110,845		$79,778	$79,778

Liabilities:
Debt, net	3	$419,599	$403,193	3	$392,951	$377,582
Total liabilities		$419,599	$403,193		$392,951	$377,582
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
December 31, 2021
(in thousands, except share data)

(13) Liability for Unpaid Claims and Claim Adjustment Expenses

Roll forward of Claim Liability

The following table presents the activity in the net liability for unpaid losses and allocated loss adjustment expenses of short duration contracts for the following periods:

	2021	2020
Policy liabilities and unpaid claims balance as of January 1,	$233,438	$144,384
Less: liabilities of policy-holder account balances, gross	(5,419)	(11,589)
Less: non-insurance warranty benefit claim liabilities	(30,664)	(85)
Gross liabilities for unpaid losses and loss adjustment expenses	197,355	132,710
Less: reinsurance recoverable on unpaid losses - short duration	(113,163)	(88,599)
Less: other lines, gross	(247)	(230)
Net balance as of January 1, short duration	83,945	43,881

Incurred (short duration) related to:
Current year	250,300	172,007
Prior years	2,606	5,443
Total incurred	252,906	177,450

Paid (short duration) related to:
Current year	174,334	127,721
Prior years	8,105	9,665
Total paid	182,439	137,386

Net balance as of December 31, short duration	154,412	83,945
Plus: reinsurance recoverable on unpaid losses - short duration	165,129	113,163
Plus: other lines, gross	576	247
Gross liabilities for unpaid losses and loss adjustment expenses	320,117	197,355
Plus: liabilities of policy-holder account balances, gross	801	5,419
Plus: non-insurance warranty benefit claim liabilities	10,785	30,664
Policy liabilities and unpaid claims balance as of December 31,	$331,703	$233,438

The following schedule reconciles the total short duration contracts per the table above to the amount of total losses incurred as presented in the consolidated statements of operations, excluding the amount for member benefit claims:

	For the Year Ended December 31,
	2021	2020	2019
Short duration incurred	$252,906	$177,450	$150,094
Other lines incurred	(284)	27	184
Unallocated loss adjustment expenses	851	771	731
Total losses incurred	$253,473	$178,248	$151,009
During the year ended December 31, 2021, the Company experienced an increase in prior year development of $2,606, primarily as a result of higher-than-expected claim severity from business written by a small group of producers of our personal and commercial lines of business.

During the year ended December 31, 2020, the Company experienced an increase in prior year development of $5,443, primarily as a result of higher than expected claim frequency from business written by a small group of producers of our personal and commercial lines of business. The underlying cause of this development was the result of a subset of risk where the loss ratio pegs used in our year end actuarial determination was low given the ultimate frequency that emerged.

During the year ended December 31, 2019, the Company experienced an increase in prior year development of $5,169, primarily in our non-standard auto business. The underlying cause of this development was higher than expected claim frequency.

TIPTREE INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2021
(in thousands, except share data)

Management considers the prior year development for each of these years to be insignificant when considered in the context of our annual earned premiums, net as well as our net losses and loss adjustment expenses and member benefit claims expenses. We analyze our development on a quarterly basis and given the short duration nature of our products, favorable or adverse development emerges quickly and allows for timely reserve strengthening, if necessary, or modifications to our product pricing or offerings. The prior year development in 2021, 2020, and 2019 of $2,606, $5,443 and $5,169, respectively, represented 3.7%, 20.2% and 13.9% of pretax income of our insurance business of $69,857, $26,948 and $37,030 in each year, and 3.1%, 12.4% and 18.7% of the opening net liability for losses and loss adjustment expenses of $83,945, $43,881 and $27,615, as of January 1 of each year.

Based upon our internal analysis and our review of the statement of actuarial opinions provided by our actuarial consultants, we believe that the amounts recorded for policy liabilities and unpaid claims reasonably represent the amount necessary to pay all claims and related expenses which may arise from incidents that have occurred as of the balance sheet date.

Incurred and Paid Development

The following table presents information about incurred and paid loss development and average claim duration as of December 31, 2021, net of reinsurance, as well as cumulative claim frequency and the total of IBNR liabilities plus expected development on reported claims included within the net incurred claims amounts. The cumulative number of reported claims represents open claims, claims closed with payment, and claims closed without payment. It does not include an estimated count of unreported claims. The number of claims is measured by claim event. The Company considers a claim that does not result in a liability as a claim closed without payment. In 2020 and 2021, timing effects related to the COVID 19 pandemic impacted claim activity and, consequently, the duration of paid claims relative to incurred losses. We believe these impacts are temporary and do not reflect a long term fundamental change in duration or the relationship between paid claims and incurred losses.

Incurred Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance							As of December 31, 2021
	For the Years Ended December 31,						Total of IBNR Liabilities Plus Expected Development of Reported Claims	Cumulative Number of Reported Claims
Accident Year	2016 (Unaudited)	2017 (Unaudited)	2018 (Unaudited)	2019 (Unaudited)	2020 (Unaudited)	2021
2016	$84,178	$87,290	$87,993	$88,615	$89,629	$89,981	$39	257
2017		103,306	104,898	105,601	105,787	106,446	$—	326
2018			129,352	133,225	133,158	134,392	$17,195	399
2019				144,925	149,166	151,772	$8,852	403
2020					172,007	169,706	$30,661	330
2021						250,300	59,994	473
					Total	$902,597

Cumulative Paid Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance

Accident Year	2016 (Unaudited)	2017 (Unaudited)	2018 (Unaudited)	2019 (Unaudited)	2020 (Unaudited)	2021
2016	62,989	$84,185	$86,531	$88,482	$88,976	$89,474
2017		84,493	102,620	105,075	105,852	106,402
2018			105,740	112,619	114,490	115,407
2019				122,348	128,787	132,747
2020					127,721	129,832
2021						174,334
					Total	$748,196
All outstanding liabilities before 2016, net of reinsurance						11
Liabilities for loss and loss adjustment expenses, net of reinsurance						$154,412

TIPTREE INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2021
(in thousands, except share data)

Duration

The following table presents supplementary information about average historical claims duration as of December 31, 2021 for short duration contracts:

Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance (Unaudited)
Years	1	2	3	4	5	6
Short duration	75.6%	10.3%	2.2%	1.2%	0.5%	0.6%

Reconciliation of Reserves to Balance Sheet

The following table presents a reconciliation of net outstanding liabilities for unpaid loss and loss adjustment expenses of short-duration contracts to the consolidated balance sheets value of policy liabilities and unpaid claims:

As of December 31, 2021
Net outstanding liabilities:
Short duration	$154,412
Insurance lines other than short duration	576
Total liabilities for unpaid losses and loss adjustment expenses, net of reinsurance	154,988

Reinsurance recoverable on unpaid losses and loss adjustment expenses:
Short duration	165,129
Total reinsurance recoverable on unpaid losses and loss adjustment expenses	165,129

Total gross liability for unpaid losses and loss adjustment expenses	320,117
Liabilities of policy-holder account balances, gross	801
Non-insurance warranty benefit claim liabilities	10,785
Total policy liabilities and unpaid claims	$331,703

(14) Revenue from Contracts with Customers

The Company’s revenues from insurance and contractual and liability insurance operations are primarily accounted for under Financial Services-Insurance (Topic 944) that are not within the scope of Revenue for Contracts with Customers (Topic 606). The Company’s remaining revenues that are within the scope of Topic 606 are primarily comprised of revenues from contracts with customers for monthly membership dues for motor clubs, monthly administration fees for services provided for premiums, claims and reinsurance processing revenues, vehicle service contracts, vessel related revenue and revenues for household goods and appliances service contracts (collectively, remaining contracts).

The following table presents the disaggregated amounts of revenue from contracts with customers by product type for the following periods:

	For the Year Ended December 31,
	2021	2020	2019
Service and Administrative Fees:
Service contract revenue	$163,583	$98,574	$27,597
Motor club revenue	41,634	36,159	36,076
Vessel related revenue	35,562	22,697	16,747
Management fee income	—	—	1,267
Other	17,784	6,127	7,317
Revenue from contracts with customers	$258,563	$163,557	$89,004

Service and Administrative Fees

TIPTREE INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2021
(in thousands, except share data)

Service fee revenue is recognized as the services are performed. These services include fulfillment, software development, and claims handling for our customers. Management reviews the financial results under each significant contract on a monthly basis. Any losses that may occur due to a specific contract would be recognized in the period in which the loss is determined probable.

Administrative fee revenue includes the administration of premium associated with our producers and PORCs. In addition, we also earn fee revenue from debt cancellation, motor club, and auto and consumer goods service contracts. Related administrative fee revenue is recognized consistent with the earnings recognition pattern of the underlying insurance policies, debt cancellation contracts and motor club memberships being administered, using Rule of 78's, modified Rule of 78's, pro rata, or other methods as appropriate for the contract. Management selects the appropriate method based on available information, and periodically reviews the selections as additional information becomes available.

We do not disclose information about remaining performance obligations pertaining to contracts that have an original expected duration of one year or less. The transaction price allocated to remaining unsatisfied or partially unsatisfied performance obligations with an original expected duration exceeding one year was not material at December 31, 2021.

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

The following table presents the activity in the significant deferred assets and liabilities related to revenue from contracts with customers for the following period:

	January 1, 2021			December 31, 2021
	Beginning balance	Additions	Amortization	Ending balance
Deferred acquisition costs
Service and Administrative Fees:
Service contract revenue	$48,734	$94,717	$33,231	$110,220
Motor club revenue	13,081	38,831	32,488	19,424
Total	$61,815	$133,548	$65,719	$129,644

Deferred revenue
Service and Administrative Fees:
Service contract revenue	$348,391	$285,591	$163,583	$470,399
Motor club revenue	16,969	49,535	41,634	24,870
Total	$365,360	$335,126	$205,217	$495,269

For the periods presented, no write-offs for unrecoverable deferred acquisition costs and deferred revenue were recognized.

TIPTREE INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2021
(in thousands, except share data)

(15) Other Assets and Other Liabilities and Accrued Expenses

Other Assets

The following table presents the components of other assets as reported in the consolidated balance sheets:

	As of December 31,
	2021	2020
Loans eligible for repurchase	$36,732	$70,593
Mortgage servicing rights	29,833	14,758
Right of use asset - Operating leases (1)	23,870	27,291
Income tax receivable	19,824	19,513
Furniture, fixtures and equipment, net	14,878	15,798
Prepaid expenses	10,722	8,159
Other	10,985	5,922
Total other assets	$146,844	$162,034
(1)    See Note (21) Commitments and Contingencies for additional information.

The following table presents the depreciation expense related to furniture, fixtures and equipment for the following periods:

	For the Year Ended December 31,
	2021	2020	2019
Depreciation expense related to furniture, fixtures and equipment	$3,621	$3,257	$2,753

Other Liabilities and Accrued Expenses

The following table presents the components of other liabilities and accrued expenses as reported in the consolidated balance sheets:

	As of December 31,
	2021	2020
Accounts payable and accrued expenses	$149,816	$106,142
Loans eligible for repurchase liability	36,732	70,593
Deferred tax liabilities, net	40,049	24,183
Operating lease liability (1)	29,396	32,914
Due to brokers	10,763	45,047
Commissions payable	20,412	18,678
Securities sold, not yet purchased	242	46,637
Other	19,126	18,671
Total other liabilities and accrued expenses	$306,536	$362,865
(1)    See Note (21) Commitments and Contingencies for additional information.

(16) Other Revenue and Other Expenses

Other Revenue

The following table presents the components of other revenue as reported in the consolidated statement of operations. Other revenue is primarily generated by Tiptree Capital’s non-insurance activities except as noted in the footnote to the table.

	For the Year Ended December 31,
	2021	2020	2019
Other investment income (1)	$64,580	$48,747	$45,985
Gain (loss) on sale of businesses (2)	(1,928)	(4,428)	7,598
Management fee income	—	—	1,267
Other (3)	10,755	7,591	5,038
Total other revenue	$73,407	$51,910	$59,888
(1)    See Note (6) Investments for the components of Other investment income.

TIPTREE INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2021
(in thousands, except share data)

(2)    Relates to the impairment of Luxury. See Note (4) Dispositions and Assets and Liabilities Held for Sale.
(3)    Includes $10,384, $7,025, and $4,566 for the years ended December 31, 2021, 2020 and 2019, respectively, related to Insurance.

Other Expenses

The following table presents the components of other expenses as reported in the consolidated statement of operations:

	For the Year Ended December 31,
	2021	2020	2019
General and administrative	$36,654	$22,295	$18,563
Professional fees	27,285	20,711	20,820
Premium taxes	20,196	15,824	15,205
Mortgage origination expenses	17,451	14,603	12,200
Rent and related	17,009	14,074	12,642
Operating expenses from vessels	13,797	13,210	9,781
Loss on extinguishment of debt	—	353	1,241
Other	9,652	8,078	9,292
Total other expenses	$142,044	$109,148	$99,744

(17) Stockholders’ Equity

Stock Repurchases

The Board of Directors authorized the Company to make repurchases of up to $20,000 of shares of the Company’s outstanding common stock in the aggregate, at the discretion of the Company's Executive Committee. The following table presents the Company’s stock repurchase activity and remaining authorization.

	For the Year Ended December 31, 2021
	Number of shares purchased	Weighted average price per share
Share repurchase plan	528,662	$5.45

Remaining repurchase authorization		$13,669

Warrants

In April 2021, warrants were exercised for 207,445 shares of Tiptree common stock. As of December 31, 2021, there were warrants for 2,021,506 shares of Tiptree common stock outstanding at an exercise price of $6.97.

Dividends

The Company declared cash dividends per share for the following periods presented below:

	For the Year Ended December 31,
	2021	2020	2019
First quarter	$0.04	$0.04	$0.04
Second quarter	0.04	0.04	0.04
Third quarter	0.04	0.04	0.04
Fourth quarter(1)	0.04	0.04	0.04
Total cash dividends declared	$0.16	$0.16	$0.16
(1)    See Note (24) Subsequent Events for when the dividend was declared.

Statutory Reporting and Insurance Company Subsidiaries Dividend Restrictions

The Company’s U.S. insurance subsidiaries prepare financial statements in accordance with Statutory Accounting Principles

TIPTREE INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2021
(in thousands, except share data)

(SAP) prescribed or permitted by the insurance departments of their states of domicile. Prescribed SAP includes the Accounting Practices and Procedures Manual of the National Association of Insurance Commissioners (the NAIC) as well as state laws, regulations and administrative rules.

Statutory Capital and Surplus

The Company’s insurance company subsidiaries must maintain minimum amounts of statutory capital and surplus as required by regulatory authorities, including the NAIC; their capital and surplus levels exceeded respective minimum requirements as of December 31, 2021 and December 31, 2020.

	As of December 31,
	2021	2020
Combined statutory capital and surplus of the Company's insurance company subsidiaries	$286,015	$202,710

Required minimum statutory capital and surplus	$75,750	$64,950

Under the National Association of Insurance Commissioners Risk-Based Capital Act of 1995, a company's Risk-Based Capital (RBC) is calculated by applying certain risk factors to various asset, claim and reserve items. If a company's adjusted surplus falls below calculated RBC thresholds, regulatory intervention or oversight is required. The Company's U.S. domiciled insurance company subsidiaries' RBC levels, as calculated in accordance with the NAIC’s RBC instructions, exceeded all RBC thresholds as of December 31, 2021.

The following table presents the statutory net income of the Company’s U.S. domiciled statutory insurance companies for the following periods:

	For the Year Ended December 31,
	2021	2020	2019
Net income of statutory insurance companies	$33,999	$19,647	$8,444

The Company also has a foreign insurance subsidiary that is not subject to SAP. The statutory capital and surplus amounts and statutory net income presented above do not include the foreign insurance subsidiary in accordance with SAP.

Statutory Dividends

The Company’s U.S. domiciled insurance company subsidiaries may pay dividends to the Company, subject to statutory restrictions. Payments in excess of statutory restrictions (extraordinary dividends) to the Company are permitted only with prior approval of the insurance department of the applicable state of domicile. The Company eliminates all dividends from its subsidiaries in the consolidated financial statements. There were no dividends paid to the Company by its U.S. domiciled insurance company subsidiaries for the years ended December 31, 2021 and 2020.

The following table presents the combined amount available for ordinary dividends of the Company's U.S. domiciled insurance company subsidiaries for the following periods:

	As of December 31,
	2021	2020
Amount available for ordinary dividends of the Company's insurance company subsidiaries	$18,519	$13,418

At December 31, 2021, the maximum amount of dividends that our U.S. domiciled regulated insurance company subsidiaries could pay under applicable laws and regulations without regulatory approval was approximately $18,519. The Company may seek regulatory approval to pay dividends in excess of this permitted amount, but there can be no assurance that the Company would receive regulatory approval if sought.

(18) Accumulated Other Comprehensive Income (Loss)

The following table presents the activity of AFS securities in accumulated other comprehensive income (loss) (AOCI), net of tax, for the following periods:

TIPTREE INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2021
(in thousands, except share data)

	Total AOCI	Amount attributable to non-controlling interests	Total AOCI to Tiptree Inc.

Balance at December 31, 2018	$(2,069)	$11	$(2,058)
Other comprehensive income (losses) before reclassifications	4,911	(24)	4,887
Amounts reclassified from AOCI	(1,032)	—	(1,032)
OCI	3,879	(24)	3,855
Adoption of accounting standard (1)	(99)	—	(99)
Balance at December 31, 2019	$1,711	$(13)	$1,698
Other comprehensive income (losses) before reclassifications	4,364	(15)	4,349
Amounts reclassified from AOCI	(415)		(415)
OCI	3,949	(15)	3,934
Adoption of accounting standard (1)	42	—	42
Balance at December 31, 2020	$5,702	$(28)	$5,674
Other comprehensive income (losses) before reclassifications	(7,889)	29	(7,860)
Amounts reclassified from AOCI	(499)	—	(499)
OCI	(8,388)	29	(8,359)
Balance at December 31, 2021	$(2,686)	$1	$(2,685)
(1)    Amounts reclassified to retained earnings due to adoption of ASU 2016-13. See Note (2) Summary of Significant Accounting Policies.

The following table presents the reclassification adjustments out of AOCI included in net income and the impacted line items on the consolidated statement of operations for the following periods:

	For the Year Ended December 31,			Affected line item in consolidated statements of operations
Components of AOCI	2021	2020	2019
Unrealized gains (losses) on available for sale securities	$638	$528	$1,312	Net realized and unrealized gains (losses)
Related tax (expense) benefit	(139)	(113)	(280)	Provision for income tax
Net of tax	$499	$415	$1,032

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

TIPTREE INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2021
(in thousands, except share data)

2017 Equity Plan	Number of shares (1)
Available for issuance as of December 31, 2018	5,474,214
RSU and option awards granted	(702,264)
Forfeited	8,318
Exchanged for vested subsidiary awards	(14,405)
Available for issuance as of December 31, 2019	4,765,863
RSU, stock and option awards granted	(977,446)
Available for issuance as of December 31, 2020	3,788,417
RSU, stock and option awards granted	(61,713)
PRSU awards vested	(215,583)
Exchanged for vested subsidiary awards	(1,166,307)
Available for issuance as of December 31, 2021	2,344,814
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

The following table presents changes to the issuances of RSUs and stock awards under the 2017 Equity Plan for the periods indicated:

	Number of shares issuable	Weighted average grant date fair value
Unvested units as of December 31, 2018	676,630	$6.27
Granted	476,449	6.25
Vested	(186,152)	6.44
Forfeited	(8,318)	6.10
Unvested units as of December 31, 2019	958,609	$6.23
Granted	552,169	7.04
Vested	(557,633)	6.54
Unvested units as of December 31, 2020	953,145	$6.52
Granted	61,713	7.81
Vested	(415,846)	6.62
Unvested units as of December 31, 2021	599,012	$6.59

The following tables present the detail of the granted and vested RSUs and stock awards for the periods indicated:

	For the Year Ended December 31,				For the Year Ended December 31,
Granted	2021	2020	2019	Vested	2021	2020	2019
Directors	61,713	82,912	48,076	Directors	61,713	82,912	48,076
Employees (1)	—	469,257	428,373	Employees	354,133	474,721	138,076
Total Granted	61,713	552,169	476,449	Total Vested	415,846	557,633	186,152
				Taxes	(34,828)	(53,438)	(35,622)
				Exchanged	—	—	14,405
				Net Vested	381,018	504,195	164,935

TIPTREE INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2021
(in thousands, except share data)

(1)    Includes 256,619 and 307,148 shares that vest ratably over three years and 212,638 and 112,907 shares that cliff vest in February 2023 and 2022 for the years ended December 31, 2020 and 2019, respectively.

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

In November 2021, the first tranche of the PRSUs vested, resulting in a net issuance of 215,583 shares of Tiptree common stock. As of December 31, 2021, 3,266,667 PRSUs are unvested. The below table illustrates the aggregate number of PRSUs that will vest upon the achievement of each Tiptree share price target. Such price targets will be adjusted down for cumulative dividends paid by the Company since grant (e.g., the next share price target is $19.92 as adjusted for cumulative dividends paid to date).

Tiptree Share Price Target	Number of PRSUs that Vest
$20	466,667
$30	700,000
$45	933,333
$60	1,166,667

Upon vesting, the Company will issue shares or if shares are not available under the 2017 Equity Plan, then the Company may in its sole discretion instead deliver cash equal to the fair market value of the underlying shares. As of December 31, 2021, the Company does not have sufficient shares available in the 2017 Equity Plan to settle the PRSUs awarded; as such, the PRSUs are classified as liability awards and will be remeasured at each reporting date until the date of settlement, and expensed using the straight-line method over the requisite service period.

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

The following table presents the assumptions used to remeasure the fair value of the PRSUs as of December 31, 2021, which were granted in 2021 and classified as liability awards.

Valuation Input	For the Year Ended December 31, 2021
	Assumption	Average
Historical volatility	37.69%	35.51%
Risk-free rate	1.48%	1.41%
Dividend yield	1.18%	1.32%
Cost of equity	10.45%	10.07%
Expected term (years)	7	9

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

TIPTREE INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2021
(in thousands, except share data)

at fair market value, at the option of the holder, for Tiptree common stock under the 2017 Equity Plan. The service period for certain grants has been achieved and those vested subsidiary awards are currently eligible for exchange. The Company has the option, but not the obligation to settle the exchange right in cash.
The following table presents changes to the issuances of subsidiary awards under the subsidiary incentive plans for the periods indicated:

Grant date fair value of equity shares issuable
Unvested balance as of December 31, 2018	$8,710
Granted	—
Vested	(4,991)
Performance assumption adjustment	560
Unvested balance as of December 31, 2019	$4,279
Granted	1,108
Vested	(4,237)
Performance assumption adjustment	3,155
Unvested balance as of December 31, 2020	$4,305
Granted	1,278
Vested	(3,472)
Performance assumption adjustment	123
Unvested balance as of December 31, 2021	$2,234

The net vested balance of subsidiary awards eligible for exchange as of December 31, 2021 translates to 1,423,604 shares of Tiptree common stock.

Stock Option Awards

Tiptree Corporate Incentive Plans

Option awards have been granted to the Executive Committee with an exercise price equal to the fair market value of our common stock on the date of grant. The option awards have a 10-year term and are subject to the recipient’s continuous service, a market requirement, and vest one third on each of the three, four, and five year anniversaries of the grant date. The market requirement is the Company's 20-day volume weighted average per share trading price plus actual cash dividends paid following issuance of the option that exceeds the book value on the option grant date. If the service condition is met, the full amount of the compensation expense will be recognized over the appropriate vesting period whether the market requirement is met or not. The options granted after 2017 include a retirement provision and are amortized over the lesser of the service condition or expected retirement date. There were no options granted during the year ended December 31, 2021. Book value targets for grants in 2020, 2019, 2018, 2017 and 2016 are $11.52, $10.79, $9.97, $10.14 and $8.96, respectively.

During the year ended December 31, 2021, book value targets for all outstanding options were achieved.

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
December 31, 2021
(in thousands, except share data)

There were no stock option awards granted in 2021. The following table presents the assumptions used to estimate the fair values of the stock options granted in 2020.

Valuation Input (1)	For the Year Ended December 31, 2020
	Assumption	Average
Historical volatility	27.60%	N/A
Risk-free rate	1.51%	N/A
Dividend yield	2.20%	N/A
Expected term (years)		7.0
(1) Not applicable for the year ended December 31, 2021 as there were no new grants during the period.

The following table presents the Company's stock option activity for the current period:

	Options outstanding	Weighted average exercise price (in dollars per stock option)	Weighted average grant date value (in dollars per stock option)	Options exercisable
Balance, December 31, 2020	1,715,619	$6.49	$2.29	—

Balance, December 31, 2021	1,715,619	$6.49	$2.29	712,542

Weighted average remaining contractual term at December 31, 2021 (in years)	6.1

Stock Based Compensation Expense

The following table presents total stock based compensation expense and the related income tax benefit recognized on the consolidated statements of operations:

	For the Year Ended December 31,
	2021	2020	2019
Employee compensation and benefits (1)	$10,665	$7,571	$6,062
Director compensation	465	546	301
Income tax benefit	(2,338)	(1,705)	(1,374)
Net stock based compensation expense	$8,792	$6,412	$4,989
(1) Includes $6,609 related to liability awards recorded in other liabilities as of December 31, 2021.

Additional information on total non-vested stock based compensation is as follows:

	As of December 31, 2021
	Stock options	Restricted stock awards and RSUs	Performance Restricted Stock Units
Unrecognized compensation cost related to non-vested awards	$231	$2,143	$18,491
Weighted - average recognition period (in years)	1.03	0.64	1.14

TIPTREE INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2021
(in thousands, except share data)

(20) Income Taxes

The following table presents the Company’s provision (benefit) for income taxes reflected as a component of income (loss):

	For the Year Ended December 31,
	2021	2020	2019
Current provision (benefit) for income taxes:
Federal	$1,393	$(26,273)	$991
State	1,330	1,692	386
Foreign	838	221	825
Total current provision (benefit) for income taxes	3,561	(24,360)	2,202

Deferred provision (benefit) for income taxes:
Federal	13,819	10,415	6,502
State	4,435	697	335
Foreign	(524)	(379)	(22)
Total deferred provision (benefit) for income taxes	17,730	10,733	6,815
Total provision (benefit) for income taxes	$21,291	$(13,627)	$9,017

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

The U.S. federal rate is before the consideration of rate reconciling items. A reconciliation of the expected federal provision (benefit) for income taxes on income using the federal statutory income tax rate to the actual provision (benefit) for income taxes and resulting effective income tax rate is as follows for the periods indicated below:

	For the Year Ended December 31,
	2021	2020	2019
Income (loss) before income taxes	$65,342	$(38,852)	$29,139
Federal statutory income tax rate	21.0%	21.0%	21.0%
Expected federal provision (benefit) for income taxes at the federal statutory income tax rate	13,721	(8,159)	6,119
Effect of state provision (benefit) for income taxes, net of federal benefit	4,550	1,929	549
Effect of non-deductible compensation	4,518	769	105
Effect of CARES Act refund claims	—	(7,293)	—
Effect of foreign operations	(541)	(938)	440
Effect of stock-based compensation	(1,642)	(676)	(398)
Effect of return-to-accrual	154	330	1,524
Effect of other items	531	411	678
Tax (benefit) on income	$21,291	$(13,627)	$9,017

Effective tax rate	32.6%	35.1%	31.0%

For the year ended December 31, 2021, the Company’s effective tax rate on income was equal to 32.6%. The effective tax rate for the year ended December 31, 2021 is higher than the U.S. statutory income tax rate of 21.0% primarily from the impact of state taxes and non-deductible compensation, partially offset by the effect of stock based compensation.

For the year ended December 31, 2020, the Company’s effective tax rate on income from was equal to 35.1%. The effective tax rate for the year ended December 31, 2020 is higher than the U.S. statutory income tax rate of 21.0% primarily from the impact of expected refunds arising from the CARES Act.

TIPTREE INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2021
(in thousands, except share data)

For the year ended December 31, 2019, the Company’s effective tax rate on losses from was equal to 31.0%. The effective tax rate for the year ended December 31, 2019 is higher than the U.S. statutory income tax rate of 21.0% primarily due to the return-to-provision, as well as ongoing state and foreign taxes.

The table below presents the components of the Company’s net deferred tax assets and liabilities as of the respective balance sheet dates:

	As of December 31,
	2021	2020
Deferred tax assets:
Net operating loss carryforwards	$39,047	$26,404
Unrealized losses	23,419	25,527
Accrued expenses	4,434	3,560
Unearned premiums	39,221	25,626
Deferred revenue	8,706	7,042
Other deferred tax assets	10,475	7,091
Total deferred tax assets	125,302	95,250
Less: Valuation allowance	(8,563)	(6,871)
Total net deferred tax assets	116,739	88,379

Deferred tax liabilities:
Property	2,467	2,697
Unrealized gains	17,012	17,968
Other deferred tax liabilities	7,819	4,057
Deferred acquisition cost	84,079	47,061
Advanced commissions	34,700	30,977
Intangibles	11,370	10,741
Total deferred tax liabilities	157,447	113,501
Net deferred tax liability (1)	$40,708	$25,122
(1) Includes $659 and $939 classified as held for sale as of December 31, 2021 and December 31, 2020, respectively. See Note (4) Dispositions and Assets and Liabilities Held for Sale.

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

TIPTREE INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2021
(in thousands, except share data)

As of December 31, 2021, the Company had total U.S. Federal net operating loss carryforwards (NOLs) of $117,098. The following table presents the U.S. Federal NOLs by tax year of expiration:

As of December 31, 2021
Tax Year of Expiration
2026	$—
2027	—
2028	359
2029	—
2030	—
2031	—
2032	—
2033	—
2034	—
2035	491
2036	39,862
2037	907
2038	—
2039	—
2040	—
2041	42,869
Indefinite	32,610
Total	$117,098

In addition to the U.S. Federal NOL, Tiptree and its subsidiaries have NOLs in various state jurisdictions totaling $14,399 as of December 31, 2021. Valuation allowances of $8,563 have been established for primarily state deferred tax assets, which are primarily state NOLs, since management has concluded it is more likely than not they will expire unutilized based on existing positive and negative evidence. Management believes it is more likely than not the remaining NOLs and deferred tax assets will be utilized prior to their expiration dates.

As of December 31, 2021, the consolidated valuation allowance for Tiptree was $8,563. In 2021, the Company recorded a net increase in its valuation allowances equal to $1,692, compared to a net increase in its valuation allowance of $1,910 in 2020.

As of December 31, 2021 and 2020, the Company had no material unrecognized tax benefits or accrued interest and penalties. Federal tax years 2017 and onward are open for examination as of December 31, 2021.

TIPTREE INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2021
(in thousands, except share data)

(21) Commitments and Contingencies

Operating Leases

All leases are office space leases and are classified as operating leases that expire through 2031. Some of our office leases include the option to extend for up to 5 years or less at management’s discretion. Such extension options were not included in the measurement of the lease liability. Below is a summary of our right of use asset and lease liability as of December 31, 2021:

As of
December 31, 2021
Right of use asset - Operating leases	$23,870

Operating lease liability	$29,396

Weighted-average remaining lease term (years)	6.8

Weighted-average discount rate (1)	7.5%
(1)    Discount rate was determined by applying available market rates to lease obligations based upon their term.

As of December 31, 2021, the approximate aggregate minimum future lease payments required for our lease liability over the remaining lease periods are as follows:

As of
December 31, 2021
2022	$8,266
2023	7,495
2024	6,513
2025	5,785
2026	5,350
2027 and thereafter	13,468
Total minimum payments	46,877
Less: liabilities held for sale	829
Less: present value adjustment	16,652
Total	$29,396

The following table presents rent expense for the Company’s office leases recorded on the consolidated statements of operations for the following periods:

	For the Year Ended December 31,
	2021	2020	2019
Rent expense for office leases (1)	$8,924	$7,374	$8,612
(1)     Includes lease expense of $609 and $509 for the year ended December 31, 2021 and 2020, respectively, for assets held for sale.

Litigation
The Company is a defendant in Mullins v. Southern Financial Life Insurance Co., which was filed in February 2006, in the Pike County Circuit Court, in the Commonwealth of Kentucky. A class was certified in June 2010. At issue is whether the coverage period of certain credit disability and life insurance policies issued in Kentucky were limited by the term of the associated loan. The action alleges violations of the Kentucky Consumer Protection Act and certain insurance statutes, common law fraud and breach of contract and the covenant of good faith and fair dealing. Plaintiffs seek compensatory and punitive damages, attorneys’ fees and interest.

In July 2021, the court entered an Order granting Plaintiffs’ Motion for Partial Summary Judgment as to certain disability policies, ruling that if a class member became disabled during the coverage period, benefits could extend beyond the coverage period until the associated loan was paid off. The Company intends to challenge the court’s ruling. In February

TIPTREE INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2021
(in thousands, except share data)

2022, a hearing was held on competing motions for partial summary judgment on the principal claims. A hearing for Plaintiffs’ Motion for Sanctions for Spoliation of Evidence is scheduled for June 9, 2022. The court has not yet ruled on the pending motions. No additional hearings are scheduled and a trial date has not been set.

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

The following table presents a reconciliation of basic and diluted net income per common share for the following periods:

	For the Year Ended December 31,
	2021	2020	2019
Net income (loss)	$44,051	$(25,225)	$20,122
Less:
Net income (loss) attributable to non-controlling interests	5,919	3,933	1,761
Net income allocated to participating securities	703	—	472
Net income (loss) attributable to Tiptree Inc. common shares - basic	37,429	(29,158)	17,889

Effect of Dilutive Securities:
Securities of subsidiaries	(780)	—	(723)
Adjustments to income relating to exchangeable interests, net of tax	9	—	—
Net income (loss) attributable to Tiptree Inc. common shares - diluted	$36,658	$(29,158)	$17,166

Weighted average number of shares of common stock outstanding - basic	33,223,792	33,859,775	34,578,292
Weighted average number of incremental shares of common stock issuable from exchangeable interests and contingent considerations	464,464	—	—
Weighted average number of shares of common stock outstanding - diluted	33,688,256	33,859,775	34,578,292

Basic net income (loss) attributable to common shares	$1.13	$(0.86)	$0.52
Diluted net income (loss) attributable to common shares	$1.09	$(0.86)	$0.50

(23) Related Party Transactions

Corvid Peak is a related party of the Company because Corvid Peak is deemed to be controlled by Michael Barnes, the Company’s Executive Chairman. The Company is invested in a fund managed by Corvid Peak (the “Corvid Peak Fund”) and Corvid Peak manages investment portfolio accounts of Fortegra and certain of its subsidiaries under an investment advisory agreement (the “IAA”). With respect to the Corvid Peak Fund and IAA, the Company incurred $1,988, $2,792 and $1,006 of management and incentive fees for the years ended December 31, 2021, 2020 and 2019, respectively. Beginning January 1,

TIPTREE INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2021
(in thousands, except share data)

2021, Tiptree has been allocated 10.2% of certain profits interests earned by Corvid Peak with an additional 10.2% interest for each of the next consecutive four years. As of January 1, 2022, Tiptree’s percentage interest was 21.95% (including interests acquired from former Corvid Peak equity holders). For the year ended December 31, 2021, the Company recognized a $81 loss of allocated profit/loss interest that has been recorded in other revenue in the consolidated statements of operations.

Pursuant to the Transition Services Agreement, Tiptree and Corvid Peak have mutually agreed to provide certain services to one another. Payments under the Transition Services Agreement in the years ended December 31, 2021, 2020 and 2019 were not material.

Pursuant to a Partner Emeritus Agreement, Tiptree agreed to provide Mr. Inayatullah, a greater than 5% stockholder of the Company, office space and support services, and reimburse Mr. Inayatullah for a portion of benefit expenses in exchange for advice and other consulting services as requested by the Company’s Executive Committee. Transactions related to the Partner Emeritus Agreement in the years ended December 31, 2021 and 2020 were not material.

(24) Subsequent Events

On March 8, 2022, the Company’s board of directors declared a quarterly cash dividend of $0.04 per share to holders of common stock with a record date of March 21, 2022, and a payment date of March 28, 2022.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

(a)     Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of its Executive Chairman, Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Exchange Act) as of December 31, 2021. Based upon that evaluation, the Company’s Executive Chairman, Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2021.

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

Based upon its assessment, management concluded that the Company’s internal control over financial reporting as of December 31, 2021 was effective using the COSO Framework.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2021 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm that audited the Company’s consolidated financial statements as of and for the year ended December 31, 2021, as stated in their report, included in Item 8 of this Form 10-K, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021.

(c)     Changes in Internal Control over Financial Reporting

There were no changes in internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information concerning our executive officers is incorporated herein by reference to information included in the Proxy Statement for the Company’s 2022 Annual Meeting of Stockholders.
Information with respect to our directors and the nomination process is incorporated herein by reference to information included in the Proxy Statement for the Company’s 2022 Annual Meeting of Stockholders.
Information regarding our audit committee and our audit committee financial experts is incorporated herein by reference to information included in the Proxy Statement for the Company’s 2022 Annual Meeting of Stockholders.
Information required by Item 405 of Regulation S-K is incorporated herein by reference to information included in the Proxy Statement for the Company’s 2022 Annual Meeting of Stockholders.

Item 11. Executive Compensation

Information with respect to executive compensation is incorporated herein by reference to information included in the Proxy Statement for the Company’s 2022 Annual Meeting of Stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information with respect to security ownership of certain beneficial owners and management is incorporated herein by reference to information included in the Proxy Statement for the Company’s 2022 Annual Meeting of Stockholders.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information with respect to such contractual relationships and independence is incorporated herein by reference to the information in the Proxy Statement for the Company’s 2022 Annual Meeting of Stockholders.

Item 14. Principal Accountant Fees and Services

Information with respect to principal accounting fees and services and pre-approval policies are incorporated herein by reference to information included in the Proxy Statement for the Company’s 2022 Annual Meeting of Stockholders.

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

Exhibit No.	Description
10.2
Form of Non-Qualified Stock Option Agreement under the Registrant’s 2017 Omnibus Incentive Plan (previously filed as Exhibit 10.3 to the Registrant’s Annual Report on Form 10-K (File No. 001-33549), filed on March 14, 2018 and herein incorporated by reference)**

10.3
Form of Restricted Stock Unit Agreement under the Registrant’s 2017 Omnibus Incentive Plan (annual vesting) (previously filed as Exhibit 10.4 to the Registrant’s Annual Report on Form 10-K (File No. 001-33549), filed on March 14, 2018 and herein incorporated by reference). **

10.4
Form of Restricted Stock Unit Agreement under the Registrant’s 2017 Omnibus Incentive Plan (cliff vesting) (previously filed as Exhibit 10.5 to the Registrant’s Annual Report on Form 10-K (File No. 001-33549), filed on March 14, 2018 and herein incorporated by reference). **

10.5
Form of Non-Qualified Stock Option Agreement under the Registrant’s 2017 Omnibus Incentive Plan (for 2020 and beyond) (previously filed as Exhibit 10.5 to the Registrant’s Annual Report on Form 10-K (File No. 001-33549), filed on March 12, 2020 and herein incorporated by reference) .**

10.6
Form of Restricted Stock Unit Agreement under the Registrant’s 2017 Omnibus Incentive Plan (for 2020 and beyond) (annual vesting) (previously filed as Exhibit 10.6 to the Registrant’s Annual Report on Form 10-K (File No. 001-33549), filed on March 12, 2020 and herein incorporated by reference).**

10.7
Form of Restricted Stock Unit Agreement under the Registrant’s 2017 Omnibus Incentive Plan (for 2020 and beyond) (cliff vesting) (previously filed as Exhibit 10.7 to the Registrant’s Annual Report on Form 10-K (File No. 001-33549), filed on March 12, 2020 and herein incorporated by reference).**

10.8
Form of Performance Restricted Stock Unit Agreement (previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-33549), filed on August 4, 2021 and herein incorporated by reference).**

10.9
Form of Indemnification Agreement (previously filed as Exhibit 10.9 to the Registrant’s Registration Statement on Form S-11, as amended (File No. 333-141634), filed on June 7, 2007 and herein incorporated by reference).

10.10
Amended and Restated Transition Services Agreement between Tricadia Holdings, L.P. and Tiptree Inc., dated as of February 15, 2019 (previously filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 001-33549), filed on April 22, 2019 and herein incorporated by reference).

10.11
Credit Agreement, dated as of February 21, 2020, between Tiptree Inc., Tiptree Operating Company, LLC, Fortress Credit Corp. as Administrative Agent, Collateral Agent and Lead Arranger, and the lenders party thereto. (previously filed as Exhibit 10.1 to Form 8-K (File No. 001-33549), filed February 21, 2020 and herein incorporated by reference).

10.12
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

10.13
Credit Agreement, dated as of October 16, 2020 by and among South Bay Financial Corporation, South Bay Funding LLC, the lenders from time to time party thereto and Fifth Third Bank, National Association as the administrative agent (previously filed as Exhibit 10.1 to Form 8-K (File No. 001-33549), filed October 21, 2020 and herein incorporated by reference).

10.14
Equity Interest Purchase Agreement, dated December 16, 2019, by and among Tiptree Warranty Holdings, LLC and Peter Masi (previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-33549), filed on December 17, 2019 and herein incorporated by reference).

10.15
First Amendment to the Equity Interest Purchase Agreement, effective November 3, 2021, by and among Fortegra Warranty Holdings, LLC and Peter Masi (previously filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-33549) filed on November 3, 2021 and herein incorporated by reference).

10.16
Amendment to Partner Emeritus Agreement, effective January 1, 2022, by and between Tiptree Inc. and Arif Inayatullah (previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-33549), filed on January 3, 2022 and herein incorporated by reference).

10.17
Securities Purchase Agreement between and among Tiptree Inc., The Fortegra Group, Inc. and WP Falcon Aggregator, L.P. dated October 11, 2021 (previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-33549) filed on October 12, 2021 and herein incorporated by reference).

Exhibit No.	Description
10.18
Form of Warrant to Purchase Common Stock (previously filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 001-33549) filed on October 12, 2021 and herein incorporated by reference).

10.19
Form of Investor Additional Warrants to Purchase Common Stock (previously filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K (File No. 001-33549) filed on October 12, 2021 and herein incorporated by reference).

10.20
Form of Tiptree Additional Warrants to Purchase Common Stock (previously filed as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K (File No. 001-33549) filed on October 12, 2021 and herein incorporated by reference).

10.21
Form of Certificate of Designation of Series A Preferred Stock (previously filed as Exhibit 10.5 to the Registrant’s Current Report on Form 8-K (File No. 001-33549) filed on October 12, 2021 and herein incorporated by reference).

10.22
Form of Stockholders Agreement between and among Tiptree Holdings LLC, The Fortegra Group Inc. and WP Falcon Aggregator, L.P. (previously filed as Exhibit 10.6 to Form 8-K (File No. 001-33549) filed on the Registrant’s Current Report on October 12, 2021 and herein incorporated by reference).

10.23
Form of Registration Rights Agreement between and among Tiptree Holdings LLC, The Fortegra Group Inc., WP Falcon Aggregator, L.P. and the other holders set forth therein (previously filed as Exhibit 10.7 to the Registrant’s Current Report on Form 8-K (File No. 001-33549) filed on October 12, 2021 and herein incorporated by reference).

10.24
Investment Advisory Agreement by and among Tiptree Inc., The Fortegra Group, LLC and subsidiaries and Corvid Peak Capital Management, LLC effective as of May 3, 2021 and July 1, 2021 (previously filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-33549) filed on August 4, 2021 and herein incorporated by reference).

10.25
Executive Employment Agreement by and among Tiptree Inc. and Randy Maultsby, dated as of July 14, 2021 (previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-33549), filed on July 14, 2021 and herein incorporated by reference).**

21.1	Subsidiaries of the Registrant (filed herewith).
23.1	Consent of Independent Registered Public Accounting Firm (filed herewith).
23.2	Consent of KPMG LLP, Independent Auditors of Invesque Inc. (filed herewith).
31.1	Certification of Executive Chairman pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.3	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification of Executive Chairman pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
32.2	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
32.3	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
99.1	Consolidated Financial Statements of Invesque Inc. as at December 31, 2021 and 2020 (filed herewith).
99.2	Consolidated Financial Statements of Invesque Inc. as at December 31, 2020 and 2019 (filed herewith).

101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

Exhibit No.	Description
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
104	Cover page from Tiptree Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021, formatted in iXBRL (included in Exhibit 101).

* Attached as Exhibit 101 to this Annual Report on Form 10-K are the following materials, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets (audited) for December 31, 2021 and December 31, 2020, (ii) the Consolidated Statements of Operations (audited) for the years ended December 31, 2021, 2020 and 2019, (iii) the Consolidated Statements of Comprehensive Income (Loss) (audited) for the years ended December 31, 2021, 2020 and 2019, (iv) the Consolidated Statements of Changes in Stockholders’ Equity (audited) for the years ended December 31, 2021, 2020 and 2019, (v) the Consolidated Statements of Cash Flows (audited) for the years ended December 31, 2021, 2020 and 2019 and (vi) the Notes to the Consolidated Financial Statements (audited).

** Denotes a management contract or compensatory plan, contract or arrangement.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Tiptree Inc. has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Tiptree Inc.
Date:	March 11, 2022	By:/s/ Jonathan Ilany
Jonathan Ilany
Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Jonathan Ilany Jonathan Ilany	Chief Executive Officer and Director (Principal Executive Officer)	March 11, 2022

/s/ Sandra Bell Sandra Bell	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 11, 2022

/s/ Michael G. Barnes Michael G. Barnes	Executive Chairman and Director	March 11, 2022

/s/ Randy S. Maultsby Randy S. Maultsby	President and Director	March 11, 2022

/s/ Paul M. Friedman Paul M. Friedman	Director	March 11, 2022

/s/ Lesley Goldwasser Lesley Goldwasser	Director	March 11, 2022

/s/ Bradley E. Smith Bradley E. Smith	Director	March 11, 2022

/s/ Dominique Mielle Dominique Mielle	Director	March 11, 2022

Schedule II — Condensed Financial Information of Registrant

TIPTREE INC.
PARENT COMPANY ONLY CONDENSED STATEMENTS OF INCOME
(All amounts in thousands)	For the Year Ended December 31,
	2021	2020	2019
Revenues
Interest income	$259	$223	$—
Other revenue	67	232	—
Total revenues	326	455	—
Expenses
Employee compensation and benefits	28,060	15,195	—
Interest expense	—	4,681	—
Professional fees	6,656	4,476	—
Rent and facilities	1,993	2,094	—
General and administrative	1,254	1,259	—
Depreciation and amortization	805	807	—
Loss on extinguishment of debt	—	353	—
Other expenses	1,305	1,513	3
Total expenses	40,073	30,378	3

Equity in earnings (losses) of subsidiaries, net of tax (1)	73,164	(24,855)	18,364

Income (loss) before taxes	33,417	(54,778)	18,361
Less: provision (benefit) for income taxes	(4,715)	(25,620)	—
Net income (loss) attributable to Tiptree Inc. common stockholders	$38,132	$(29,158)	$18,361
(1) Eliminated in consolidation.

TIPTREE INC.
PARENT COMPANY ONLY CONDENSED BALANCE SHEETS
(All amounts in thousands, except share data)	As of December 31,
	2021	2020
Assets
Investment in subsidiaries (1)	$370,632	$337,951
Cash and cash equivalents	2,456	712
Notes and accounts receivable, net	2,897	2,622
Intercompany receivables, net (1)	—	—
Income taxes receivable	15,968	15,590
Deferred tax assets	20,830	44,161
Other assets	14,100	15,332
Total assets	$426,883	$416,368

Liabilities and Stockholders’ Equity
Liabilities
Deferred tax liabilities	$—	$23,889
Operating lease liability	11,319	12,241
Intercompany payables, net (1)	7,136	9,861
Accrued expenses	18,731	7,490
Other liabilities	6,743	6,743
Total liabilities	$43,929	$60,224
Stockholders' Equity
Preferred stock: $0.001 par value, 100,000,000 shares authorized, none issued or outstanding	$—	$—
Common stock: $0.001 par value, 200,000,000 shares authorized, 34,124,153 and 32,682,462 shares issued and outstanding, respectively	34	33
Additional paid-in capital	317,459	315,014
Accumulated other comprehensive income (loss), net of tax	(2,685)	5,674
Retained earnings	68,146	35,423
Total stockholders’ equity	382,954	356,144
Total liabilities and stockholders' equity	$426,883	$416,368
(1) Eliminated in consolidation.

TIPTREE INC.
PARENT COMPANY ONLY CONDENSED STATEMENTS OF CASH FLOWS
(All amounts in thousands)	For the Year Ended December 31,
	2021	2020	2019
Operating Activities:
Net income (loss) attributable to Tiptree Inc. common stockholders	$38,132	$(29,158)	$18,361
Adjustments to reconcile net income to net cash provided by operating activities
Equity in earnings of subsidiaries(1)	(73,164)	24,855	(18,364)
Depreciation expense	805	807	—
Deferred provision (benefit) for income taxes	(528)	(15,815)	—
Non-cash lease expense	1,843	1,660	—
Non-cash compensation expense	8,580	3,110	—
Amortization of deferred financing costs	—	172	—
Changes in operating assets and liabilities
Net changes in other operating assets and liabilities	5,412	1,264	(583)
Net cash provided by (used in) operating activities	(18,920)	(13,105)	(586)
Investing Activities:
Proceeds from the sale of businesses	125	—	—
Proceeds from notes receivable	169	—	—
Issuance of notes receivable	(432)	—	—
Asset acquisitions due to merger with Operating Co.	—	488	—
Net cash flows provided by (used in) provided by investing activities	(138)	488	—
Financing Activities:
Distributions from subsidiaries (1)	30,996	35,092	14,587
Dividends paid	(5,409)	(5,565)	(5,502)
Repurchases of common stock	(2,882)	(13,889)	(9,085)
Subsidiary RSU exchanges	(1,458)	(2,034)	—
Cash paid in connection with the vesting of units	(445)	(362)	—
Net cash provided by (used in) financing activities	20,802	13,242	—
Net increase (decrease) in cash and cash equivalents	1,744	625	(586)
Cash and cash equivalents at beginning of period	712	87	673
Cash and cash equivalents at end of period	$2,456	$712	$87

Cash (received) paid for income taxes	$61	$(166)	$2,168

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

Pursuant to the terms discussed in Note—(11) Debt, net in the notes to consolidated financial statements, a secured corporate credit agreement of a subsidiary of Tiptree restricts that subsidiary’s ability to pay or make any dividend or distribution to Tiptree Inc. In addition, certain other subsidiaries’ activities are regulated, or subject to specific restriction on transfers as a result of financing arrangements. As a result of these restrictions, these condensed financial statements of the Registrant have been prepared in accordance with Rule 12-04 of Regulation S-X, as restricted net assets of the Company's subsidiaries (as defined in Rule 4-08(e)(3) of Regulation S-X) exceed 25% of the Company's consolidated net assets as of December 31, 2021.

For the period ending December 31, 2019, the Company was a holding company without any operations of its own. On July 17, 2020, Operating Company merged into Tiptree, with Tiptree as the surviving entity (the Reorganization). In connection with the Reorganization, Operating Company contributed substantially all of its assets to Caroline Holdings LLC, a wholly owned subsidiary of Operating Company, which was renamed Tiptree Holdings LLC. Prior to the Reorganization, the Company was

allocated itemized expenses of $2,000 related to operating as a public company from Operating Company for the six months ended June 30, 2020.

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

Note 2. Dividends Received

The Company received distributions of $30,996, $35,092 and $14,587 for the years ended December 31, 2021, 2020 and 2019, respectively.