Form 10-Q
period 2022-03-31
TIPTREE INC.
filed 2022-05-05
CIK 1393726

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly period ended March 31, 2022
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

As of May 3, 2022, there were 34,899,103 shares, par value $0.001, of the registrant’s common stock outstanding.

Tiptree Inc.
Quarterly Report on Form 10-Q
March 31, 2022

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

Forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, many of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including, but not limited to, those described in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, in this Quarterly Report on Form 10-Q and in our other public filings with the SEC.

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
“E&S” means excess and surplus.
“Exchange Act” means the Securities Exchange Act of 1934, as amended.
“Fannie Mae” means Federal National Mortgage Association.
“Fortress” means Fortress Credit Corp., as administrative agent, collateral agent and lead arranger, and affiliates of Fortress that are lenders under the Credit Agreement among the Company, Fortress and the lenders party thereto.
“Fortegra” or “The Fortegra Group” means The Fortegra Group, LLC.
“Fortegra Warranty” means Fortegra Warranty Holdings, LLC.
“Freddie Mac” means Federal Home Loan Mortgage Corporation.
“GAAP” means U.S. generally accepted accounting principles.
“Ginnie Mae” means Government National Mortgage Association.
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

TIPTREE INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (Unaudited)
(in thousands, except share data)

	As of
	March 31, 2022	December 31, 2021
Assets:
Investments:
Available for sale securities, at fair value, net of allowance for credit losses	$568,460	$577,448
Loans, at fair value	96,244	105,583
Equity securities	120,895	138,483
Other investments	132,305	168,656
Total investments	917,904	990,170
Cash and cash equivalents	177,962	175,718
Restricted cash	19,567	19,368
Notes and accounts receivable, net	536,133	454,369
Reinsurance receivables	949,952	880,836
Deferred acquisition costs	414,752	379,373
Goodwill	179,103	179,103
Intangible assets, net	119,357	122,758
Other assets	147,217	146,844
Assets held for sale	138,251	250,608
Total assets	$3,600,198	$3,599,147

Liabilities and Stockholders’ Equity
Liabilities:
Debt, net	$391,326	$393,349
Unearned premiums	1,188,764	1,123,952
Policy liabilities and unpaid claims	393,877	331,703
Deferred revenue	560,316	534,863
Reinsurance payable	273,314	265,569
Other liabilities and accrued expenses	292,115	306,536
Liabilities held for sale	117,333	242,994
Total liabilities	$3,217,045	$3,198,966

Stockholders’ Equity:
Preferred stock: $0.001 par value, 100,000,000 shares authorized, none issued or outstanding	$—	$—
Common stock: $0.001 par value, 200,000,000 shares authorized, 34,877,897 and 34,124,153 shares issued and outstanding, respectively	35	34
Additional paid-in capital	323,916	317,459
Accumulated other comprehensive income (loss), net of tax	(23,106)	(2,685)
Retained earnings	65,788	68,146
Total Tiptree Inc. stockholders’ equity	366,633	382,954
Non-controlling interests	16,520	17,227
Total stockholders’ equity	383,153	400,181
Total liabilities and stockholders’ equity	$3,600,198	$3,599,147

See accompanying notes to condensed consolidated financial statements.

TIPTREE INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations (Unaudited)
(in thousands, except share data)

	Three Months Ended March 31,
	2022	2021
Revenues:
Earned premiums, net	$208,416	$146,919
Service and administrative fees	71,835	58,050
Ceding commissions	2,537	3,025
Net investment income	3,167	2,767
Net realized and unrealized gains (losses)	17,204	69,371
Other revenue	21,744	14,556
Total revenues	324,903	294,688
Expenses:
Policy and contract benefits	104,446	67,174
Commission expense	117,423	88,645
Employee compensation and benefits	56,455	52,924
Interest expense	10,199	9,252
Depreciation and amortization	6,156	5,934
Other expenses	31,176	31,367
Total expenses	325,855	255,296
Income (loss) before taxes	(952)	39,392
Less: provision (benefit) for income taxes	(86)	8,752
Net income (loss)	(866)	30,640
Less: net income (loss) attributable to non-controlling interests	94	2,059
Net income (loss) attributable to common stockholders	$(960)	$28,581

Net income (loss) per common share:
Basic earnings per share	$(0.03)	$0.86
Diluted earnings per share	$(0.03)	$0.81

Weighted average number of common shares:
Basic	34,229,011	32,420,982
Diluted	34,229,011	36,184,019

Dividends declared per common share	$0.04	$0.04

See accompanying notes to condensed consolidated financial statements.

TIPTREE INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
(in thousands)

	Three Months Ended March 31,
	2022	2021
Net income (loss)	$(866)	$30,640

Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on available for sale securities:
Unrealized holding gains (losses) arising during the period	(26,376)	(3,870)
Related (provision) benefit for income taxes	5,819	875
Reclassification of (gains) losses included in net income (loss)	110	(128)
Related (provision) benefit for income taxes	(24)	30
Unrealized gains (losses) on available for sale securities, net of tax	(20,471)	(3,093)

Other comprehensive income (loss), net of tax	(20,471)	(3,093)
Comprehensive income (loss)	(21,337)	27,547
Less: comprehensive income (loss) attributable to non-controlling interests	44	2,048
Comprehensive income (loss) attributable to common stockholders	$(21,381)	$25,499

See accompanying notes to condensed consolidated financial statements.

TIPTREE INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)
(in thousands, except shares)

	Common stock
	Number of shares	Par value	Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings	Total Tiptree Inc. stockholders’ equity	Non-controlling interests	Total stockholders' equity
Balance at December 31, 2021	34,124,153	$34	$317,459	$(2,685)	$68,146	$382,954	$17,227	$400,181
Amortization of share-based incentive compensation	—	—	3,162	—	—	3,162	576	3,738
Vesting of share-based incentive compensation	261,449	—	(127)	—	—	(127)	(994)	(1,121)
Shares issued upon exercise of warrants	492,295	1	3,422	—	—	3,423	—	3,423
Non-controlling interest contributions	—	—	—	—	—	—	250	250
Non-controlling interest distributions	—	—	—	—	—	—	(583)	(583)
Dividends declared	—	—	—	—	(1,398)	(1,398)	—	(1,398)
Other comprehensive income (loss), net of tax	—	—	—	(20,421)	—	(20,421)	(50)	(20,471)
Net income (loss)	—	—	—	—	(960)	(960)	94	(866)
Balance at March 31, 2022	34,877,897	$35	$323,916	$(23,106)	$65,788	$366,633	$16,520	$383,153

	Common stock
	Number of shares	Par value	Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings	Total Tiptree Inc. stockholders’ equity	Non-controlling interests	Total stockholders' equity
Balance at December 31, 2020	32,682,462	$33	$315,014	$5,674	$35,423	$356,144	$17,394	$373,538
Amortization of share-based incentive compensation	—	—	627	—	—	627	328	955
Vesting of share-based incentive compensation	344,686	—	(51)	—	—	(51)	(914)	(965)
Shares purchased under stock purchase plan	(488,662)	—	(2,450)	—	—	(2,450)	—	(2,450)
Non-controlling interest contributions	—	—	—	—	—	—	100	100
Dividends declared	—	—	—	—	(1,326)	(1,326)	—	(1,326)
Other comprehensive income (loss), net of tax	—	—	—	(3,082)	—	(3,082)	(11)	(3,093)
Net income (loss)	—	—	—	—	28,581	28,581	2,059	30,640
Balance at March 31, 2021	32,538,486	$33	$313,140	$2,592	$62,678	$378,443	$18,956	$397,399

See accompanying notes to condensed consolidated financial statements.

TIPTREE INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Three Months Ended March 31,
	2022	2021
Operating Activities:
Net income (loss) attributable to common stockholders	$(960)	$28,581
Net income (loss) attributable to non-controlling interests	94	2,059
Net income (loss)	(866)	30,640
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Net realized and unrealized (gains) losses	(17,204)	(69,371)
Net (gain) loss on held for sale of business	(1,752)	431
Non-cash compensation expense	6,170	1,065
Amortization/accretion of premiums and discounts	654	670
Depreciation and amortization expense	6,156	5,934
Non-cash lease expense	2,420	2,195
Deferred provision (benefit) for income taxes	(54)	7,788
Amortization of deferred financing costs	407	394
Other	69	80
Changes in operating assets and liabilities:
Mortgage loans originated for sale	(972,051)	(911,193)
Proceeds from the sale of mortgage loans originated for sale	1,141,727	956,609
(Increase) decrease in notes and accounts receivable	(72,105)	24,507
(Increase) decrease in reinsurance receivables	(69,116)	14,279
(Increase) decrease in deferred acquisition costs	(35,379)	(43,494)
(Increase) decrease in other assets	4,653	(4,101)
Increase (decrease) in unearned premiums	64,812	31,319
Increase (decrease) in policy liabilities and unpaid claims	62,174	17,885
Increase (decrease) in deferred revenue	25,453	25,397
Increase (decrease) in reinsurance payable	7,745	(23,329)
Increase (decrease) in other liabilities and accrued expenses	(4,846)	(40,375)
Net cash provided by (used in) operating activities	149,067	27,330
Investing Activities:
Purchases of investments	(333,311)	(413,159)
Proceeds from sales and maturities of investments	322,923	372,015
Proceeds from the sale of real estate and other assets	583	—
Purchases of property, plant and equipment	(535)	(397)
Proceeds from the sale of businesses	—	125
Proceeds from notes receivable	17,098	14,762
Issuance of notes receivable	(25,490)	(15,710)
Net cash provided by (used in) investing activities	(18,732)	(42,364)
Financing Activities:
Dividends paid	(1,398)	(1,326)
Cash received for the exercise of warrants	3,423	—
Net non-controlling interest (redemptions) contributions	(1,566)	100
Payment of debt issuance costs	(5)	—
Proceeds from borrowings and mortgage notes payable	1,020,790	955,306
Principal paydowns of borrowings and mortgage notes payable	(1,145,947)	(952,260)
Repurchases of common stock and other changes in additional paid-in capital	—	(2,450)
Net cash provided by (used in) financing activities	(124,703)	(630)
Net increase (decrease) in cash, cash equivalents and restricted cash	5,632	(15,664)
Cash, cash equivalents and restricted cash – beginning of period	195,086	195,275
Cash, cash equivalents and restricted cash – beginning of period - held for sale	9,360	4,879
Cash, cash equivalents and restricted cash – end of period	210,078	184,490
Less: Reclassification of cash to assets held for sale	12,549	7,317
Cash, cash equivalents and restricted cash – end of period	$197,529	$177,173

Supplemental Schedule of Non-Cash Investing and Financing Activities:
Right of use asset obtained in exchange for lease liability	$5,830	$1,413
Corporate loans and equity securities exchanged for trade receivables	$19,846	$—
	As of
Reconciliation of cash, cash equivalents and restricted cash	March 31, 2022	December 31, 2021
Cash and cash equivalents	$177,962	$175,718
Restricted cash	19,567	19,368
Total cash, cash equivalents and restricted cash shown in the statements of cash flows	$197,529	$195,086

See accompanying notes to condensed consolidated financial statements.

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2022
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

(2) Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements of Tiptree have been prepared in accordance with generally accepted accounting principles in the United States of America (GAAP) and include the accounts of the Company and its subsidiaries. The condensed consolidated financial statements are presented in U.S. dollars, the main operating currency of the Company. The unaudited condensed consolidated financial statements presented herein should be read in conjunction with the annual audited financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021. In the opinion of management, the accompanying unaudited interim financial information reflects all adjustments, including normal recurring adjustments necessary to present fairly the Company’s financial position, results of operations, comprehensive income and cash flows for each of the interim periods presented. The results of operations for the three months ended March 31, 2022 are not necessarily indicative of the results that may be expected for the full year ending on December 31, 2022.

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
Accounting Standard Updates (ASU) 2020-06 Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40)
The standard simplifies the accounting for certain financial instruments. The guidance reduces the number of accounting models for convertible debt instruments by eliminating the cash conversion and beneficial conversion models and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. The ASU amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. Either a full or modified retrospective method of transition is permissible for the adoption of this standard.
		January 1, 2022	The standard makes changes to the accounting for convertible instruments, which the Company does not currently issue, so the adoption of the standard does not currently impact the Company’s condensed consolidated financial statements.

Recently Issued Accounting Pronouncements, Not Yet Adopted

During the three months ended March 31, 2022, there were no accounting standards issued applicable to the Company.

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2022
(in thousands, except share data)

(3) Assets and Liabilities Held for Sale

Luxury

The Company has entered into a definitive agreement to sell Luxury, and it is classified as held for sale at March 31, 2022 and December 31, 2021. We have noted no change to our intention to sell and consider the sale to be probable pending regulatory approval. The agreement did not meet the requirements to be classified as a discontinued operation. The following table presents detail of Luxury’s assets and liabilities held for sale in the condensed consolidated balance sheets for the following periods:

	As of
	March 31, 2022	December 31, 2021
Assets:
Investments:
Loans, at fair value	$106,429	$236,810
Other investments	2,835	2,071
Total investments	109,264	238,881
Cash, cash equivalents and restricted cash	12,549	9,360
Notes and accounts receivable, net	336	157
Other assets	2,037	2,210
Assets held for sale	$124,186	$250,608

Liabilities:
Debt, net	$105,376	$227,973
Other liabilities and accrued expenses (1)	11,957	15,021
Liabilities held for sale	$117,333	$242,994
(1)    Includes deferred tax liabilities of $430 and $659 as of March 31, 2022 and December 31, 2021, respectively.

Luxury’s earnings had no impact to net income (loss) attributable to common stockholders for the three months ended March 31, 2022 and 2021.

Marine

In March 2022, the Company entered into a definitive agreement to sell a vessel from its maritime shipping operations for a price of $21,500, and the vessel and related assets are classified as held for sale at March 31, 2022. There are no related liabilities. The agreement did not meet the requirements to be classified as a discontinued operation. We expect the sale to be completed in the second quarter of 2022. The following table presents detail of the assets held for sale in the condensed consolidated balance sheets for March 31, 2022:

As of
March 31, 2022
Assets:
Investments:
Other investments	$13,364
Total investments	13,364
Other assets	701
Assets held for sale	$14,065

(4) Segment Data

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

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2022
(in thousands, except share data)

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

Other includes our maritime shipping operations, asset management, other investments (including our Invesque shares), and our held-for-sale mortgage operations (Luxury).

The tables below present the components of revenue, expense, income (loss) before taxes, and assets for our reportable segments as well as Tiptree Capital - Other for the following periods:

	Three Months Ended March 31, 2022
		Tiptree Capital
	Insurance	Mortgage	Other	Total
Total revenues	$282,529	$25,401	$16,973	$324,903
Total expenses	(267,847)	(21,135)	(24,624)	(313,606)
Corporate expenses	—	—	—	(12,249)
Income (loss) before taxes	$14,682	$4,266	$(7,651)	$(952)
Less: provision (benefit) for income taxes				(86)
Net income (loss)				$(866)
Less: net income (loss) attributable to non-controlling interests				94
Net income (loss) attributable to common stockholders				$(960)

	Three Months Ended March 31, 2021
		Tiptree Capital
	Insurance	Mortgage	Other	Total
Total revenues	$222,563	$34,494	$37,631	$294,688
Total expenses	(201,035)	(21,417)	(22,637)	(245,089)
Corporate expenses	—	—	—	(10,207)
Income (loss) before taxes	$21,528	$13,077	$14,994	$39,392
Less: provision (benefit) for income taxes				8,752
Net income (loss)				$30,640
Less: net income (loss) attributable to non-controlling interests				2,059
Net income (loss) attributable to common stockholders				$28,581

The Company conducts its operations primarily in the U.S. with 5.9% and 4.9% of total revenues generated overseas for the three months ended March 31, 2022 and 2021, respectively.

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2022
(in thousands, except share data)

The following table presents the reportable segments and Tiptree Capital - Other assets for the following periods:

	As of March 31, 2022					As of December 31, 2021
		Tiptree Capital					Tiptree Capital
	Insurance	Mortgage	Other	Corporate	Total	Insurance	Mortgage	Other	Corporate	Total
Total assets	$3,168,813	$182,828	$248,852	$(295)	$3,600,198	$3,002,152	$201,134	$384,564	$11,297	$3,599,147

(5) Investments

The following table presents the Company's investments related to insurance operations and other Tiptree investing activities, measured at fair value as of the following periods:

	As of March 31, 2022
		Tiptree Capital
	Insurance	Mortgage	Other	Total
Available for sale securities, at fair value, net of allowance for credit losses	$568,460	$—	$—	$568,460
Loans, at fair value	19,113	77,131	—	96,244
Equity securities	100,946	—	19,949	120,895
Other investments	56,523	9,156	66,626	132,305
Total investments	$745,042	$86,287	$86,575	$917,904

	As of December 31, 2021
		Tiptree Capital
	Insurance	Mortgage	Other	Total
Available for sale securities, at fair value, net of allowance for credit losses	$577,448	$—	$—	$577,448
Loans, at fair value	7,099	98,484	—	105,583
Equity securities	109,684	—	28,799	138,483
Other investments	79,975	7,981	80,700	168,656
Total investments	$774,206	$106,465	$109,499	$990,170

Available for Sale Securities, at fair value

All of the Company’s investments in Available for Sale Securities, at fair value, net of allowance for credit losses (AFS securities) as of March 31, 2022 and December 31, 2021 are held by subsidiaries in the insurance segment. The following tables present the Company's investments in AFS securities:

	As of March 31, 2022
	Amortized cost	Allowance for Credit Losses(1)	Gross unrealized gains	Gross unrealized losses	Fair value
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$355,764	$—	$74	$(16,657)	$339,181
Obligations of state and political subdivisions	55,460	(1)	171	(2,459)	53,171
Corporate securities	161,568	(263)	80	(7,972)	153,413
Asset backed securities	20,231	—	4	(2,711)	17,524
Certificates of deposit	2,696	—	—	—	2,696
Obligations of foreign governments	2,645	(3)	—	(167)	2,475
Total	$598,364	$(267)	$329	$(29,966)	$568,460

	As of December 31, 2021
	Amortized cost	Allowance for Credit Losses(1)	Gross unrealized gains	Gross unrealized losses	Fair value
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$352,288	$—	$2,087	$(3,197)	$351,178

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2022
(in thousands, except share data)

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

	As of
	March 31, 2022		December 31, 2021
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$40,298	$40,331	$41,033	$41,150
Due after one year through five years	284,784	272,909	269,487	268,537
Due after five years through ten years	50,081	46,659	52,561	52,000
Due after ten years	202,970	191,037	198,472	198,314
Asset backed securities	20,231	17,524	19,511	17,447
Total	$598,364	$568,460	$581,064	$577,448

The following tables present the gross unrealized losses on AFS securities by length of time that individual AFS securities have been in a continuous unrealized loss position for less than twelve months, and twelve months or greater and do not have an allowance for credit losses:

	As of March 31, 2022
	Less Than or Equal to One Year			More Than One Year
	Fair value	Gross unrealized losses	# of Securities(1)	Fair value	Gross unrealized losses	# of Securities(1)
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$276,483	$(13,589)	524	$35,661	$(3,068)	119
Obligations of state and political subdivisions	26,377	(2,227)	93	2,828	(232)	18
Corporate securities	123,495	(6,572)	430	17,396	(1,400)	72
Asset backed securities	11,066	(414)	67	3,800	(2,297)	7
Certificates of deposit	1,339	—	2	—	—	—
Obligations of foreign governments	1,344	(71)	5	1,131	(96)	4
Total	$440,104	$(22,873)	1,121	$60,816	$(7,093)	220

	As of December 31, 2021
	Less Than or Equal to One Year			More Than One Year
	Fair value	Gross unrealized losses	# of Securities(1)	Fair value	Gross unrealized losses	# of Securities(1)
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$216,378	$(2,827)	324	$11,920	$(370)	47
Obligations of state and political subdivisions	17,190	(275)	64	1,152	(38)	5
Corporate securities	99,434	(1,159)	326	9,722	(237)	45
Asset backed securities	7,454	(84)	38	2,316	(2,062)	5
Certificates of deposit	1,339	—	2	—	—	—
Obligations of foreign governments	2,278	(58)	8	—	—	—
Total	$344,073	$(4,403)	762	$25,110	$(2,707)	102

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2022
(in thousands, except share data)

(1)    Presented in whole numbers.

Management believes that it is more likely than not that the Company will be able to hold the fixed maturity AFS securities that were in an unrealized loss position as of March 31, 2022 until full recovery of their amortized cost basis.

The table below presents a roll-forward of the activity in the allowance for credit losses on AFS securities by type as of March 31, 2022:

	Obligations of state and political subdivisions	Corporate securities	Asset backed securities	Obligations of foreign governments	Total
Balance at December 31, 2020	$—	$—	$—	$—	$—
(Increase) in allowance for credit losses	—	(101)	—	(5)	(106)
Balance at March 31, 2021	$—	$(101)	$—	$(5)	$(106)

Balance at December 31, 2021	$—	$(241)	$—	$(4)	$(245)
(Increase) in allowance for credit losses	(1)	(47)	—	—	(48)
Gains from recoveries of amounts previously written off	—	25	—	1	26
Balance at March 31, 2022	$(1)	$(263)	$—	$(3)	$(267)

The Company applies a discounted cash flow model, based on assumptions and model outputs provided by an investment management company, in determining its lifetime expected credit losses on AFS securities. This includes determining the present value of expected future cash flows discounted at the book yield of the security.

The table below presents the amount of gains from recoveries (credit losses) on AFS securities recorded by the Company for the following period:

	Three Months Ended March 31,
	2022	2021
Net gains from recoveries (credit losses) on AFS securities	(22)	(106)

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

	As of
	March 31, 2022	December 31, 2021
Fair value of restricted investments in trust pursuant to reinsurance agreements	$40,099	$42,471
Fair value of restricted investments for special deposits required by state insurance departments	9,754	7,189
Total fair value of restricted investments	$49,853	$49,660

The following table presents additional information on the Company’s AFS securities:

	Three Months Ended March 31,
	2022	2021
Purchases of AFS securities	$55,142	$68,702

Proceeds from maturities, calls and prepayments of AFS securities	$20,242	$17,740

Gross proceeds from sales of AFS securities	$16,970	$13,645

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2022
(in thousands, except share data)

The following table presents the gross realized gains and gross realized losses from sales and redemptions of AFS securities:

	Three Months Ended March 31,
	2022	2021
Gross realized gains	$74	$128
Gross realized (losses)	(184)	—
Total net realized gains (losses) from investment sales and redemptions	$(110)	$128

Loans, at fair value

The following table presents the Company’s investments in loans measured at fair value and the Company’s investments in loans measured at fair value pledged as collateral:

	As of March 31, 2022				As of December 31, 2021
	Fair value	Unpaid principal balance (UPB)	Fair value exceeds / (below) UPB	Pledged as collateral	Fair value	Unpaid principal balance (UPB)	Fair value exceeds / (below) UPB	Pledged as collateral
Insurance:
Corporate loans (1)	$19,113	$21,292	$(2,179)	$—	$7,099	$10,156	$(3,057)	$—
Mortgage:
Mortgage loans held for sale (2)	77,131	77,028	103	74,768	98,484	95,264	3,220	95,542
Total loans, at fair value	$96,244	$98,320	$(2,076)	$74,768	$105,583	$105,420	$163	$95,542
(1)    The cost basis of Corporate loans was approximately $21,283 and $9,094 at March 31, 2022 and December 31, 2021, respectively.
(2)    As of December 31, 2021, there was one mortgage loan held for sale that was 90 days or more past due, with a fair value of $136. As of March 31, 2022, there were no mortgage loans held for sale that were 90 days or more past due.

Equity Securities

Equity securities consist mainly of publicly traded common and preferred stocks and fixed income exchange traded funds. Included within the equity securities balance are 17.0 million shares of Invesque as of March 31, 2022 and December 31, 2021, for which the Company has elected to apply the fair value option. The following table presents information on the cost and fair value of the Company’s equity securities related to insurance operations and other Tiptree investing activity as of the following periods:

	As of March 31, 2022
	Insurance		Tiptree Capital - Other		Total
	Cost	Fair Value	Cost	Fair Value	Cost	Fair Value
Invesque	$23,339	$4,167	$111,491	$19,949	$134,830	$24,116
Fixed income exchange traded fund	52,176	51,718	—	—	52,176	51,718
Other equity securities	40,845	45,061	—	—	40,845	45,061
Total equity securities	$116,360	$100,946	$111,491	$19,949	$227,851	$120,895

	As of December 31, 2021
	Insurance		Tiptree Capital - Other		Total
	Cost	Fair Value	Cost	Fair Value	Cost	Fair Value
Invesque	$23,339	$6,015	$111,491	$28,799	$134,830	$34,814
Fixed income exchange traded fund	52,176	53,154	—	—	52,176	53,154
Other equity securities	49,664	50,515	—	—	49,664	50,515
Total equity securities	$125,179	$109,684	$111,491	$28,799	$236,670	$138,483

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2022
(in thousands, except share data)

Other Investments

The following table contains information regarding the Company’s other investments as of the following periods:

	As of March 31, 2022
		Tiptree Capital
	Insurance	Mortgage	Other	Total
Corporate bonds, at fair value (1)	$34,700	$—	$—	$34,700
Vessels, net (2)	—	—	65,307	65,307
Debentures	21,783	—	—	21,783
Other	40	9,156	1,319	10,515
Total other investments	$56,523	$9,156	$66,626	$132,305

	As of December 31, 2021
		Tiptree Capital
	Insurance	Mortgage	Other	Total
Corporate bonds, at fair value (1)	$38,965	$—	$—	$38,965
Vessels, net (2)	—	—	79,368	79,368
Debentures	21,057	—	—	21,057
Trade claims	19,737	—	—	19,737
Other	216	7,981	1,332	9,529
Total other investments	$79,975	$7,981	$80,700	$168,656

(1)    The cost basis of corporate bonds was $33,729 and $36,436 as of March 31, 2022 and December 31, 2021, respectively.
(2)     Net of accumulated depreciation of $11,556 and $13,059 as of March 31, 2022 and December 31, 2021, respectively.

Net Investment Income - Insurance

Net investment income represents investment income and expense from investments related to insurance operations as disclosed within net investment income on the consolidated statements of operations. The following table presents the components of net investment income by source of income:

	Three Months Ended March 31,
	2022	2021
Interest:
AFS securities	$2,199	$1,724
Loans, at fair value	167	205
Other investments	1,340	1,282
Dividends from equity securities	588	89
Other	—	20
Subtotal	4,294	3,320
Less: investment expenses	1,127	553
Net investment income	$3,167	$2,767

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2022
(in thousands, except share data)

Other Investment Income - Tiptree Capital

Other investment income represents other revenue from other Tiptree non-insurance activities as disclosed within other revenue on the condensed consolidated statements of operations, see Note (15) Other Revenue and Other Expenses. The following tables present the components of other investment income by type:

	Three Months Ended March 31,
	2022	2021
Interest:
Loans, at fair value (1)	$2,307	$1,672
Loan fee income	5,536	5,362
Vessel related revenue	8,862	5,699
Other investment income	$16,705	$12,733
(1)    Primarily relates to Loans, at fair value classified as Held for Sale. See Note (3) Assets and Liabilities Held for Sale.

Net Realized and Unrealized Gains (Losses)

The following table presents the components of net realized and unrealized gains (losses) recorded on the condensed consolidated statements of operations. Net unrealized gains (losses) on AFS securities are included within other comprehensive income (loss) (“OCI”), net of tax, and, as such, are not included in this table. Net realized and unrealized gains (losses) on non-investment related financial assets and liabilities are included below:

	Three Months Ended March 31,
	2022	2021
Net realized gains (losses)
Insurance:
Reclass of unrealized gains (losses) on AFS securities from OCI	$(110)	$128
Net gains from recoveries (credit losses) on AFS securities	(22)	(106)
Net realized gains (losses) on loans	93	—
Net realized gains (losses) on equity securities	(2,483)	(1,853)
Net realized gains (losses) on corporate bonds	913	1,816
Other	(4,284)	2,577
Tiptree Capital
Mortgage:
Net realized gains (losses) on loans	13,418	24,733
Other	4,066	965
Other:
Net realized gains (losses) on loans (1)	14,740	13,887
Other	441	669
Total net realized gains (losses)	26,772	42,816

Net unrealized gains (losses)
Insurance:
Net change in unrealized gains (losses) on loans	(268)	856
Net unrealized gains (losses) on equity securities held at period end	(2,161)	11,087
Reclass of unrealized (gains) losses from prior periods for equity securities sold	1,815	(1,211)
Other	(136)	(3,622)
Tiptree Capital
Mortgage:
Net change in unrealized gains (losses) on loans	(3,117)	(1,642)
Other	6,047	6,023

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2022
(in thousands, except share data)

Other:
Net change in unrealized gains (losses) on loans (1)	(3,581)	(1,900)
Net unrealized gains (losses) on equity securities held at period end	(8,850)	13,767
Other	683	3,197
Total net unrealized gains (losses)	(9,568)	26,555
Total net realized and unrealized gains (losses)	$17,204	$69,371
(1)    Relates to Loans, at fair value classified as Held for Sale. See Note (3) Assets and Liabilities Held for Sale.

(6) Notes and Accounts Receivable, net

The following table presents the total notes and accounts receivable, net:

	As of
	March 31, 2022	December 31, 2021
Accounts and premiums receivable, net	$179,002	$137,082
Retrospective commissions receivable	167,657	157,853
Notes receivable, net - premium financing program	99,264	89,788
Trust receivables	45,503	41,889
Other receivables	44,707	27,757
Total notes and accounts receivable, net	$536,133	$454,369

The following table presents the total valuation allowance and bad debt expense for the following periods:

	Valuation allowance		Bad Debt Expense
	As of		Three Months Ended March 31,
	March 31, 2022	December 31, 2021
			2022	2021
Notes receivable, net - premium financing program (1)	$95	$123	$62	$80

Accounts and premiums receivable, net	$116	$120	$8	$4
(1)    As of March 31, 2022 and December 31, 2021, there were $169 and $1,311 in balances classified as 90 days plus past due, respectively.

(7) Reinsurance Receivables

The following table presents the effect of reinsurance on premiums written and earned by our insurance business for the following periods:

	Direct amount	Ceded to other companies	Assumed from other companies	Net amount	Percentage of amount - assumed to net
Three Months Ended March 31, 2022
Premiums written:
Life insurance	$20,059	$8,394	$49	$11,714	0.4%
Accident and health insurance	34,838	23,545	249	11,542	2.2%
Property and liability insurance	299,164	156,189	98,471	241,446	40.8%
Total premiums written	354,061	188,128	98,769	264,702	37.3%

Premiums earned:
Life insurance	19,940	10,126	168	9,982	1.7%
Accident and health insurance	36,058	24,551	332	11,839	2.8%
Property and liability insurance	257,480	141,416	70,531	186,595	37.8%
Total premiums earned	$313,478	$176,093	$71,031	$208,416	34.1%

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2022
(in thousands, except share data)

	Direct amount	Ceded to other companies	Assumed from other companies	Net amount	Percentage of amount - assumed to net
Three Months Ended March 31, 2021
Premiums written:
Life insurance	$18,573	$11,027	$410	$7,956	5.2%
Accident and health insurance	32,163	22,667	4,861	14,357	33.9%
Property and liability insurance	270,157	136,353	42,888	176,692	24.3%
Total premiums written	320,893	170,047	48,159	199,005	24.2%

Premiums earned:
Life insurance	17,493	9,766	340	8,067	4.2%
Accident and health insurance	30,179	20,476	3,791	13,494	28.1%
Property and liability insurance	241,829	160,395	43,924	125,358	35.0%
Total premiums earned	$289,501	$190,637	$48,055	$146,919	32.7%

The following table presents the components of policy and contract benefits, including the effect of reinsurance on losses and loss adjustment expenses (LAE) incurred:

	Direct amount	Ceded to other companies	Assumed from other companies	Net amount	Percentage of amount - assumed to net
Three Months Ended March 31, 2022
Losses and LAE Incurred
Life insurance	$16,605	$8,782	$265	$8,088	3.3%
Accident and health insurance	9,988	7,748	1,171	3,411	34.3%
Property and liability insurance	110,376	76,946	38,347	71,777	53.4%
Total losses and LAE incurred	136,969	93,476	39,783	83,276	47.8%
	Member benefit claims (1)			21,170
	Total policy and contract benefits			$104,446

Three Months Ended March 31, 2021
Losses and LAE Incurred
Life insurance	$15,596	$9,332	$153	$6,417	2.4%
Accident and health insurance	4,818	3,814	660	1,664	39.7%
Property and liability insurance	75,917	51,996	18,249	42,170	43.3%
Total losses and LAE incurred	96,331	65,142	19,062	50,251	37.9%
	Member benefit claims (1)			16,923
	Total policy and contract benefits			$67,174
(1)    Member benefit claims are not covered by reinsurance.

The following table presents the components of the reinsurance receivables:

	As of
	March 31, 2022	December 31, 2021
Prepaid reinsurance premiums:
Life insurance (1)	$71,398	$73,478
Accident and health insurance (1)	80,515	81,521
Property and liability insurance	498,074	479,091
Total	649,987	634,090

Ceded claim reserves:
Life insurance	3,935	3,928
Accident and health insurance	15,813	12,239
Property and liability insurance	178,490	148,962
Total ceded claim reserves recoverable	198,238	165,129
Other reinsurance settlements recoverable	101,727	81,617
Reinsurance receivables	$949,952	$880,836
(1)    Including policyholder account balances ceded.

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2022
(in thousands, except share data)

The following table presents the aggregate amount included in reinsurance receivables that is comprised of the three largest receivable balances from non-affiliated reinsurers:

As of
March 31, 2022
Total of the three largest receivable balances from non-affiliated reinsurers	$126,831

As of March 31, 2022, the non-affiliated reinsurers from whom our insurance business has the largest receivable balances were: Allianz Global Corporate & Specialty SE (A. M. Best Rating: A+ rated), Canada Life International Reinsurance (Bermuda) Corporation (A. M. Best Rating: A+ rated), and Canada Life Assurance Company (A. M. Best Rating: A+ rated). The related receivables of these reinsurers are collateralized by assets on hand, assets held in trust accounts and letters of credit. As of March 31, 2022, the Company does not believe there is a risk of loss due to the concentration of credit risk in the reinsurance program given the collateralization.

(8) Goodwill and Intangible Assets, net

The following table presents identifiable finite and indefinite-lived intangible assets, accumulated amortization, and goodwill by operating segment and/or reporting unit, as appropriate:

	As of March 31, 2022			As of December 31, 2021
Finite-Lived Intangible Assets:	Insurance	Other	Total	Insurance	Other	Total

Customer relationships	$143,300	$—	$143,300	$143,300	$—	$143,300
Accumulated amortization	(49,552)	—	(49,552)	(45,997)	—	(45,997)
Trade names	14,750	800	15,550	14,750	800	15,550
Accumulated amortization	(6,033)	(540)	(6,573)	(5,633)	(520)	(6,153)
Software licensing	9,300	640	9,940	9,300	640	9,940
Accumulated amortization	(8,825)	(617)	(9,442)	(8,790)	(594)	(9,384)
Insurance policies and contracts acquired	36,500	—	36,500	36,500	—	36,500
Accumulated amortization	(36,335)	—	(36,335)	(36,320)	—	(36,320)
Other	640	—	640	640	—	640
Accumulated amortization	(160)	—	(160)	(203)	—	(203)
Total finite-lived intangible assets	103,585	283	103,868	107,547	326	107,873
Indefinite-Lived Intangible Assets: (1)
Insurance licensing agreements	13,761	—	13,761	13,761	—	13,761
Other	—	1,728	1,728	—	1,124	1,124
Total indefinite-lived intangible assets	13,761	1,728	15,489	13,761	1,124	14,885

Total intangible assets, net	$117,346	$2,011	$119,357	$121,308	$1,450	$122,758

Goodwill	177,395	1,708	179,103	177,395	1,708	179,103
Total goodwill and intangible assets, net	$294,741	$3,719	$298,460	$298,703	$3,158	$301,861
(1)    Impairment tests are performed at least annually on indefinite-lived intangible assets.

Goodwill

The following table presents the activity in goodwill, by operating segment and/or reporting unit, as appropriate, and includes the adjustments made to the balance of goodwill to reflect the effect of the final valuation adjustments made for acquisitions, as well as the reduction to any goodwill attributable to impairment related charges:

		Tiptree Capital
	Insurance	Other	Total
Balance at December 31, 2021	$177,395	$1,708	$179,103

Balance at March 31, 2022	$177,395	$1,708	$179,103

Accumulated impairments (1)	$—	$699	$699
(1)    Relates to Luxury, which is classified as Held for Sale. See Note (3) Assets and Liabilities Held for Sale.

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2022
(in thousands, except share data)

The Company conducts annual impairment tests of its goodwill as of October 1. For the three months ended March 31, 2022 and 2021, no impairments were recorded on the Company’s goodwill.

Intangible Assets, net

The following table presents the activity, by operating segment and/or reporting unit, as appropriate, in finite and indefinite-lived other intangible assets and includes the adjustments made to the balance to reflect the effect of any final valuation adjustments made for acquisitions, as well as any reduction attributable to impairment-related charges:

	Insurance	Other	Total
Balance at December 31, 2021	$121,308	$1,450	$122,758
Intangibles acquired	—	604	604
Less: amortization expense	(3,962)	(43)	(4,005)
Balance at March 31, 2022	$117,346	$2,011	$119,357

The following table presents the amortization expense on finite-lived intangible assets for the following periods:

	Three Months Ended March 31,
	2022	2021
Amortization expense on intangible assets	$4,005	$3,900

For the three months ended March 31, 2022 and 2021, no impairments were recorded on the Company’s intangible assets.

The following table presents the amortization expense on finite-lived intangible assets for the next five years and thereafter by operating segment and/or reporting unit, as appropriate:

	As of March 31, 2022
	Insurance	Other	Total
Remainder of 2022	$11,886	$83	$11,969
2023	15,031	80	15,111
2024	13,344	80	13,424
2025	11,229	40	11,269
2026	9,003	—	9,003
2027 and thereafter	43,092	—	43,092
Total	$103,585	$283	$103,868

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

Derivatives, at fair value
Interest Rate Lock Commitments

The Company enters into interest rate lock commitments (“IRLCs”) with customers in connection with its mortgage banking activities to fund residential mortgage loans with certain terms at specified times in the future. IRLCs that relate to the origination of mortgage loans that will be classified as held-for-sale are considered derivative instruments under applicable accounting guidance. As such, these IRLCs are recorded at fair value with changes in fair value typically resulting in recognition of a gain when the Company enters into IRLCs. In estimating the fair value of an IRLC, the Company assigns a probability that the loan commitment will be exercised and the loan will be funded (“pull through”). The fair value of the commitments is derived from the fair value of related mortgage loans, net of estimated costs to complete. Outstanding IRLCs

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2022
(in thousands, except share data)

expose the Company to the risk that the price of the loans underlying the commitments might decline from inception of the rate lock to funding of the loan. To manage this risk, the Company utilizes forward delivery contracts and to be announced (“TBA”) mortgage backed securities to economically hedge the risk of potential changes in the value of the loans that would result from the commitments.

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

The following table presents the gross notional and fair value amounts of derivatives (on a gross basis) categorized by underlying risk:

	As of March 31, 2022			As of December 31, 2021
	Notional values	Asset derivatives	Liability derivatives	Notional values	Asset derivatives	Liability derivatives
Interest rate lock commitments	$275,196	$3,569	$—	$268,878	$7,514	$—
Forward delivery contracts	54,328	563	14	56,593	204	59
TBA mortgage backed securities	325,000	5,024	415	316,000	262	425
Other	49,664	41	1,998	9,232	216	1,657
Total	$704,188	$9,197	$2,427	$650,703	$8,196	$2,141

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2022
(in thousands, except share data)

(10) Debt, net

The following table presents the balance of the Company’s debt obligations, net of discounts and deferred financing costs for our corporate and asset based debt. Asset based debt is generally recourse only to specific assets and related cash flows.

	As of March 31, 2022
Corporate debt	Insurance	Other	Corporate	Total
Secured term credit agreements (LIBOR + 6.75%)(2)	$—	$—	$112,500	$112,500
Preferred trust securities (LIBOR + 4.10%)	35,000	—	—	35,000
8.50% Junior subordinated notes	125,000	—	—	125,000
Total corporate debt	160,000	—	112,500	272,500

Asset based debt (3)
Asset based revolving financing (LIBOR + 2.75%)	48,551	—	—	48,551
Residential mortgage warehouse borrowings (LIBOR + 1.88% to 3.00%) (2)(3)	—	67,990	—	67,990
Vessel backed term loan (LIBOR + 4.75%)	—	13,050	—	13,050
Total asset based debt	48,551	81,040	—	129,591
Total debt, face value	208,551	81,040	112,500	402,091
Unamortized discount, net	—	—	(1,323)	(1,323)
Unamortized deferred financing costs	(8,180)	(983)	(279)	(9,442)
Total debt, net	$200,371	$80,057	$110,898	$391,326

	As of December 31, 2021
Corporate debt	Insurance	Other	Corporate	Total
Secured revolving credit agreements (1)	$2,160	$—	$—	$2,160
Secured term credit agreements (LIBOR + 6.75%)(2)	—	—	114,063	114,063
Preferred trust securities (LIBOR + 4.10%)	35,000	—	—	35,000
8.50% Junior subordinated notes	125,000	—	—	125,000
Total corporate debt	162,160	—	114,063	276,223

Asset based debt (3)
Asset based revolving financing (LIBOR + 2.75%)	42,310	—	—	42,310
Residential mortgage warehouse borrowings (LIBOR + 1.88% to 3.00%) (2)(3)	—	72,518	—	72,518
Vessel backed term loan (LIBOR + 4.75%)	—	13,600	—	13,600
Total asset based debt	42,310	86,118	—	128,428
Total debt, face value	204,470	86,118	114,063	404,651
Unamortized discount, net	—	—	(1,458)	(1,458)
Unamortized deferred financing costs	(8,474)	(1,069)	(301)	(9,844)
Total debt, net	$195,996	$85,049	$112,304	$393,349
(1)    The secured revolving credit agreements provide a two rate structure at the Company’s discretion; Prime +1.25% for swing loans and LIBOR + 2.25%.
(2)    Includes LIBOR floor of 1.00%.
(3)    The weighted average coupon rate for residential mortgage warehouse borrowings was 2.72% and 2.76% at March 31, 2022 and December 31, 2021, respectively. Includes LIBOR floor ranging from 0.50% to 1.00%.

The following table presents the amount of interest expense the Company incurred on its debt for the following periods:

	Three Months Ended March 31,
	2022	2021
Total Interest expense - corporate debt	$5,876	$6,063
Total Interest expense - asset based debt	4,198	3,082
Interest expense on debt	$10,074	$9,145

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2022
(in thousands, except share data)

The following table presents the contractual principal payments and future maturities of the unpaid principal balance on the Company’s debt for the following periods:

As of
March 31, 2022
Remainder of 2022	$74,327
2023	57,001
2024	15,450
2025	95,313
2026
2027 and thereafter	160,000
Total	$402,091

The following narrative is a summary of certain terms of our debt agreements for the period ended March 31, 2022:
Corporate Debt

Secured Revolving Credit Agreements

As of March 31, 2022 and December 31, 2021, a total of $0 and $2,160, respectively, was outstanding under the revolving line of credit in our insurance business. The maximum borrowing capacity under the agreements as of March 31, 2022 was $200,000.

Asset Based Debt

Asset Backed Revolving Financing

As of March 31, 2022, a total of $48,551 was outstanding under the under the borrowing related to our premium finance and service contract finance businesses in our insurance business.

Residential Mortgage Warehouse Borrowings

In April 2022, subsequent to the end of the quarter, the $60,000 warehouse line of credit was renewed and the maturity date was extended from April 2022 to April 2023.

As of March 31, 2022 and December 31, 2021, a total of $67,990 and $72,518, respectively, was outstanding under such financing agreements.

Vessel Backed Term Loan

As of March 31, 2022 and December 31, 2021, the maximum borrowing capacity and borrowings outstanding were $13,050 and $13,600, respectively.

As of March 31, 2022, the Company was in compliance with the representations and covenants for its outstanding debt or obtained waivers for any events of non-compliance.

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

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2022
(in thousands, except share data)

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

Loans, at fair value

Corporate Loans: These loans are comprised of middle market loans and bank loans and are generally classified under either Level 2 or Level 3 in the fair value hierarchy. To determine fair value, the Company uses quoted prices, including those provided from pricing vendors, which provide coverage of secondary market participants, where available. The values represent a composite of mark-to-market bid/offer prices. In certain circumstances, the Company will make its own determination of fair value of loans based on internal models and other unobservable inputs.

Mortgage Loans Held for Sale: Mortgage loans held for sale are generally classified under Level 2 in the fair value hierarchy and fair value is based upon forward sales contracts with third-party investors, including estimated loan costs.

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2022
(in thousands, except share data)

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

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2022
(in thousands, except share data)

The following tables present the Company’s fair value hierarchies for financial assets and liabilities, measured on a recurring basis:

	As of March 31, 2022
	Quoted prices in active markets Level 1	Other significant observable inputs Level 2	Significant unobservable inputs Level 3	Fair value
Assets:
Available for sale securities, at fair value:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$—	$339,181	$—	$339,181
Obligations of state and political subdivisions	—	53,171	—	53,171
Obligations of foreign governments	—	2,475	—	2,475
Certificates of deposit	2,696	—	—	2,696
Asset backed securities	—	17,082	442	17,524
Corporate securities	—	153,413	—	153,413
Total available for sale securities, at fair value	2,696	565,322	442	568,460

Loans, at fair value:
Corporate loans	—	5,060	14,053	19,113
Mortgage loans held for sale	—	77,131	—	77,131
Total loans, at fair value	—	82,191	14,053	96,244

Equity securities:
Invesque	24,116	—	—	24,116
Fixed income ETFs	51,718	—	—	51,718
Other equity securities	37,653	—	7,408	45,061
Total equity securities	113,487	—	7,408	120,895

Other investments, at fair value:
Corporate bonds	—	34,700	—	34,700
Derivative assets	41	5,587	3,569	9,197
Other	—	—	896	896
Total other investments, at fair value	41	40,287	4,465	44,793

Mortgage servicing rights (1)	—	—	37,870	37,870

Total	$116,224	$687,800	$64,238	$868,262

Liabilities: (2)
Securities sold, not yet purchased	$3,199	$—	$—	$3,199
Derivative liabilities	—	2,427	—	2,427
Contingent consideration payable	—	—	200	200
Total	$3,199	$2,427	$200	$5,826
(1)    Included in other assets.
(2)    Included in other liabilities and accrued expenses.

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2022
(in thousands, except share data)

	As of December 31, 2021
	Quoted prices in active markets Level 1	Other significant observable inputs Level 2	Significant unobservable inputs Level 3	Fair value
Assets:
Available for sale securities, at fair value:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$—	$351,178	$—	$351,178
Obligations of state and political subdivisions	—	58,660	—	58,660
Obligations of foreign governments	—	2,590	—	2,590
Certificates of deposit	2,696	—	—	2,696
Asset backed securities	—	16,832	615	17,447
Corporate securities	—	144,877	—	144,877
Total available for sale securities, at fair value	2,696	574,137	615	577,448

Loans, at fair value:
Corporate loans	—	5,002	2,097	7,099
Mortgage loans held for sale	—	98,484	—	98,484
Total loans, at fair value	—	103,486	2,097	105,583

Equity securities:
Invesque	34,814	—	—	34,814
Fixed income ETFs	53,154	—	—	53,154
Other equity securities	49,309	—	1,206	50,515
Total equity securities	137,277	—	1,206	138,483

Other investments, at fair value:
Corporate bonds	—	38,965	—	38,965
Derivative assets	113	569	7,514	8,196
Trade claims	—	—	19,737	19,737
Other	—	—	441	441
Total other investments, at fair value	113	39,534	27,692	67,339

Mortgage servicing rights (1)	—	—	29,833	29,833

Total	$140,086	$717,157	$61,443	$918,686

Liabilities: (2)
Securities sold, not yet purchased	$242	$—	$—	$242
Derivative liabilities	—	2,141	—	2,141
Contingent consideration payable	—	—	200	200
Total	$242	$2,141	$200	$2,583
(1) Included in other assets. (2) Included in other liabilities and accrued expenses.

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2022
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

The following table presents additional information about assets that are measured at fair value on a recurring basis for which the Company has utilized Level 3 inputs to determine fair value for the following periods:

	For the Three Months Ended March 31,
	2022	2021
Balance at January 1,	$61,443	$33,455
Net realized and unrealized gains or losses included in:
Earnings	7,009	7,015
OCI	(173)	20
Origination of IRLCs	15,613	26,347
Purchases	—	568
Sales and repayments	(1,233)	(1,743)
Conversions to mortgage loans held for sale	(19,558)	(27,270)
Settlement of trade claims	(18,709)	—
Issuance of term loans	12,486	—
Issuance of equity securities	7,360	—
Balance at March 31,	$64,238	$38,392

Changes in unrealized gains (losses) included in earnings related to assets still held at period end	$(159)	$2,390
Changes in unrealized gains (losses) included in OCI related to assets still held at period end	$(173)	$20

The following table presents the range and weighted average (WA) used to develop significant unobservable inputs for the fair value measurements of Level 3 assets and liabilities.

	As of				As of
	March 31, 2022	December 31, 2021	Valuation technique	Unobservable input(s) (1)	March 31, 2022				December 31, 2021
Assets	Fair Value				Range			WA	Range			WA
IRLCs	$3,569	$7,514	Internal model	Pull through rate	55%	to	95%	65%	55%	to	95%	66%
Mortgage servicing rights	37,870	29,833	External model	Discount rate	9%	to	12%	9%	10%	to	12%	9%
				Cost to service	$65	to	$80	$71	$65	to	$80	$71
				Prepayment speed	5%	to	80%	10%	5%	to	100%	15%
Trade claims	—	19,737	Internal model	Plan projected recovery rate	N/A				15%	to	18%	17%
Equity securities	7,360	—	Internal model	Projected recovery rate	15%	to	17%	16%	N/A
Corporate loans and related receivables	12,486	—	Internal model	Discount rate	18%	to	20%	19%	N/A
Total	$61,285	$57,084

Liabilities
Contingent consideration payable - Smart AutoCare	$200	$200	Cash Flow Model	Forecast Cash EBITDA	$20,000	to	$30,000	N/A	$20,000	to	$30,000	N/A
			Actuarial Analysis	Assumed Claim Liabilities	$55,000				$55,000
Total	$200	$200
(1)    Unobservable inputs were weighted by the relative fair value of the instruments.

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2022
(in thousands, except share data)

The following table presents the carrying amounts and estimated fair values of financial assets and liabilities that are not recorded at fair value and their respective levels within the fair value hierarchy:

	As of March 31, 2022			As of December 31, 2021
	Level within fair value hierarchy	Fair value	Carrying value	Level within fair value hierarchy	Fair value	Carrying value
Assets:
Debentures (1)	2	$21,783	$21,783	2	$21,057	$21,057
Notes receivable, net	2	99,264	99,264	2	89,788	89,788
Total assets		$121,047	$121,047		$110,845	$110,845

Liabilities:
Debt, net	3	$409,518	$400,768	3	$419,599	$403,193
Total liabilities		$409,518	$400,768		$419,599	$403,193
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
March 31, 2022
(in thousands, except share data)

(12) Liability for Unpaid Claims and Claim Adjustment Expenses

Roll forward of Claim Liability

The following table presents the activity in the net liability for unpaid losses and allocated loss adjustment expenses of short duration contracts for the following periods:

	For the Three Months Ended March 31,
	2022	2021
Policy liabilities and unpaid claims balance as of January 1,	$331,703	$233,438
Less: liabilities of policy-holder account balances, gross	(801)	(5,419)
Less: non-insurance warranty benefit claim liabilities	(10,785)	(30,664)
Gross liabilities for unpaid losses and loss adjustment expenses	320,117	197,355
Less: reinsurance recoverable on unpaid losses - short duration	(165,129)	(113,163)
Less: other lines, gross	(576)	(247)
Net balance as of January 1, short duration	154,412	83,945

Incurred (short duration) related to:
Current year	81,563	50,013
Prior years	1,161	(36)
Total incurred	82,724	49,977

Paid (short duration) related to:
Current year	42,706	36,498
Prior years	6,686	1,914
Total paid	49,392	38,412

Net balance as of March 31, short duration	187,744	95,510
Plus: reinsurance recoverable on unpaid losses - short duration	197,607	124,375
Plus: other lines, gross	658	786
Gross liabilities for unpaid losses and loss adjustment expenses	386,009	220,671
Plus: liabilities of policy-holder account balances, gross	273	5,120
Plus: non-insurance warranty benefit claim liabilities	7,595	25,532
Policy liabilities and unpaid claims balance as of March 31,	$393,877	$251,323

The following schedule reconciles the total short duration contracts per the table above to the amount of total losses incurred as presented in the condensed consolidated statements of operations, excluding the amount for member benefit claims:

	Three Months Ended March 31,
	2022	2021
Short duration incurred	$82,724	$49,977
Other lines incurred	392	1
Unallocated loss adjustment expenses	160	273
Total losses incurred	$83,276	$50,251
During the three months ended March 31, 2022, the Company experienced an increase in prior year development of $1,161, primarily as a result of higher-than-expected claim severity from business written by a small group of producers of our personal and commercial lines of business.

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

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2022
(in thousands, except share data)

Based upon our internal analysis and our review of the statement of actuarial opinions provided by our actuarial consultants, we believe that the amounts recorded for policy liabilities and unpaid claims reasonably represent the amount necessary to pay all claims and related expenses which may arise from incidents that have occurred as of the balance sheet date.

(13) Revenue from Contracts with Customers

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

The following table presents the disaggregated amounts of revenue from contracts with customers by product type for the following periods:

	Three Months Ended March 31,
	2022	2021
Service and Administrative Fees:
Service contract revenue	$43,213	$33,068
Motor club revenue	12,558	9,184
Vessel related revenue	8,862	5,699
Other	2,121	5,364
Revenue from contracts with customers	$66,754	$53,315

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

We do not disclose information about remaining performance obligations pertaining to contracts that have an original expected duration of one year or less. The transaction price allocated to remaining unsatisfied or partially unsatisfied performance obligations with an original expected duration exceeding one year was not material at March 31, 2022.

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

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2022
(in thousands, except share data)

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

The following table presents the activity in the significant deferred assets and liabilities related to revenue from contracts with customers for the following period:

	January 1, 2022			March 31, 2022
	Beginning balance	Additions	Amortization	Ending balance
Deferred acquisition costs
Service and Administrative Fees:
Service contract revenue	$110,220	$28,906	$9,762	$129,364
Motor club revenue	19,424	9,416	9,997	18,843
Total	$129,644	$38,322	$19,759	$148,207

Deferred revenue
Service and Administrative Fees:
Service contract revenue	$470,399	$68,305	$43,213	$495,491
Motor club revenue	24,870	12,386	12,558	24,698
Total	$495,269	$80,691	$55,771	$520,189

For the periods presented, no write-offs for unrecoverable deferred acquisition costs and deferred revenue were recognized.

(14) Other Assets and Other Liabilities and Accrued Expenses

Other Assets

The following table presents the components of other assets as reported in the condensed consolidated balance sheets:

	As of
	March 31, 2022	December 31, 2021
Loans eligible for repurchase	$27,686	$36,732
Mortgage servicing rights	37,870	29,833
Right of use asset - Operating leases	25,102	23,870
Income tax receivable	19,492	19,824
Furniture, fixtures and equipment, net	14,650	14,878
Prepaid expenses	9,697	10,722
Other	12,720	10,985
Total other assets	$147,217	$146,844

The following table presents the depreciation expense related to furniture, fixtures and equipment for the following periods:

	Three Months Ended March 31,
	2022	2021
Depreciation expense related to furniture, fixtures and equipment	$838	$777

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2022
(in thousands, except share data)

Other Liabilities and Accrued Expenses

The following table presents the components of other liabilities and accrued expenses as reported in the condensed consolidated balance sheets:

	As of
	March 31, 2022	December 31, 2021
Accounts payable and accrued expenses	$154,131	$149,816
Loans eligible for repurchase liability	27,686	36,732
Deferred tax liabilities, net	34,335	40,049
Operating lease liability	33,185	29,396
Due to brokers	44	10,763
Commissions payable	16,788	20,412
Securities sold, not yet purchased	3,199	242
Other	22,747	19,126
Total other liabilities and accrued expenses	$292,115	$306,536

(15) Other Revenue and Other Expenses

Other Revenue

The following table presents the components of other revenue as reported in the condensed consolidated statement of operations. Other revenue is primarily generated by Tiptree Capital’s non-insurance activities except as noted in the footnote to the table.

	Three Months Ended March 31,
	2022	2021
Other investment income (1)	$16,705	$12,733
Other (2)	5,039	1,823
Total other revenue	$21,744	$14,556
(1)    See Note (5) Investments for the components of Other investment income.
(2)    Includes $3,216 and $2,129 for the three months ended March 31, 2022 and 2021, respectively, related to Insurance.

Other Expenses

The following table presents the components of other expenses as reported in the condensed consolidated statement of operations:

	Three Months Ended March 31,
	2022	2021
General and administrative	$4,039	$8,003
Professional fees	6,283	5,440
Premium taxes	5,057	4,936
Mortgage origination expenses	4,602	4,195
Rent and related	4,359	4,136
Operating expenses from vessels	3,602	2,781
Other	3,234	1,876
Total other expenses	$31,176	$31,367

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2022
(in thousands, except share data)

(16) Stockholders’ Equity

Stock Repurchases

The Board of Directors authorized the Company to make repurchases of up to $20,000 of shares of the Company’s outstanding common stock in the aggregate, at the discretion of the Company's Executive Committee. There were no repurchases made during the three months ended March 31, 2022. As of March 31, 2022, the remaining repurchase authorization was $13,669.

Warrants

In March 2022, warrants were exercised for 492,295 shares of Tiptree common stock. As of March 31, 2022, there were warrants for 1,535,109 shares of Tiptree common stock outstanding at an exercise price of $6.95.

Dividends

The Company declared cash dividends per share for the following periods presented below:

	Dividends per share for the
	Three Months Ended March 31,
	2022	2021
First quarter(1)	$0.04	$0.04
(1)    See Note (23) Subsequent Events for when the dividend was declared.

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

Statutory Capital and Surplus

The Company’s insurance company subsidiaries must maintain minimum amounts of statutory capital and surplus as required by regulatory authorities, including the NAIC; their capital and surplus levels exceeded respective minimum requirements as of March 31, 2022 and December 31, 2021.

Statutory Dividends

The Company’s U.S. domiciled insurance company subsidiaries may pay dividends to the Company, subject to statutory restrictions. Payments in excess of statutory restrictions (extraordinary dividends) to the Company are permitted only with prior approval of the insurance department of the applicable state of domicile. The Company eliminates all dividends from its subsidiaries in the condensed consolidated financial statements. There were no dividends paid to the Company by its U.S. domiciled insurance company subsidiaries for the years ended March 31, 2022 and 2021.

The following table presents the combined amount available for ordinary dividends of the Company's U.S. domiciled insurance company subsidiaries for the following periods:

	As of
	March 31, 2022	December 31, 2021
Amount available for ordinary dividends of the Company's insurance company subsidiaries	$35,145	$18,519

At March 31, 2022, the maximum amount of dividends that our U.S. domiciled insurance company subsidiaries could pay under applicable laws and regulations without regulatory approval was approximately $35,145. The Company may seek

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2022
(in thousands, except share data)

regulatory approval to pay dividends in excess of this permitted amount, but there can be no assurance that the Company would receive regulatory approval if sought.

(17) Accumulated Other Comprehensive Income (Loss)

The following table presents the activity of AFS securities in accumulated other comprehensive income (loss) (AOCI), net of tax, for the following periods:

	Total AOCI	Amount attributable to non-controlling interests	Total AOCI to Tiptree Inc.

Balance at December 31, 2020	$5,702	$(28)	$5,674
Other comprehensive income (losses) before reclassifications	(2,995)	11	(2,984)
Amounts reclassified from AOCI	(98)	—	(98)
OCI	(3,093)	11	(3,082)
Balance at March 31, 2021	$2,609	$(17)	$2,592

Balance at December 31, 2021	$(2,686)	$1	$(2,685)
Other comprehensive income (losses) before reclassifications	(20,557)	50	(20,507)
Amounts reclassified from AOCI	86	—	86
OCI	(20,471)	50	(20,421)
Balance at March 31, 2022	$(23,157)	$51	$(23,106)

The following table presents the reclassification adjustments out of AOCI included in net income and the impacted line items on the condensed consolidated statement of operations for the following periods:

	Three Months Ended March 31,		Affected line item in consolidated statements of operations
Components of AOCI	2022	2021
Unrealized gains (losses) on available for sale securities	$(110)	$128	Net realized and unrealized gains (losses)
Related tax (expense) benefit	24	(30)	Provision for income tax
Net of tax	$(86)	$98

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

The table below summarizes changes to the issuances under the Company’s 2017 Equity Plan for the periods indicated, excluding awards granted under the Company’s subsidiary incentive plans that are exchangeable for Tiptree common stock:

2017 Equity Plan	Number of shares (1)
Available for issuance as of December 31, 2021	2,344,814
RSU, stock and option awards granted	(211,246)
Forfeited	528
Available for issuance as of March 31, 2022	2,134,096
(1)    Excludes awards granted under the Company’s subsidiary incentive plans that are exchangeable for Tiptree common stock.

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2022
(in thousands, except share data)

Restricted Stock Units and Stock Awards

Tiptree Corporate Incentive Plans

The Company values RSUs at their grant-date fair value as measured by Tiptree’s common stock price. Generally, the Tiptree RSUs vest and become non-forfeitable with respect to one-third of Tiptree shares granted on each of the first, second and third year anniversaries of the date of the grant, and expensed using the straight-line method over the requisite service period. The RSUs granted after 2019 include a retirement provision and are amortized over the lesser of the service condition or expected retirement date.

Stock Awards - Directors’ Compensation

The Company values the stock awards at their issuance-date fair value as measured by Tiptree’s common stock price. Upon issuance, the awards are deemed to be granted and immediately vested.

The following table presents changes to the issuances of RSUs and stock awards under the 2017 Equity Plan for the periods indicated:

	Number of shares issuable	Weighted average grant date fair value
Unvested units as of December 31, 2021	599,012	$6.59
Granted	211,246	13.01
Vested	(308,723)	6.72
Forfeited	(528)	6.26
Unvested units as of March 31, 2022	501,007	$9.63

The following tables present the detail of the granted and vested RSUs and stock awards for the periods indicated:

	For the Three Months Ended March 31,			For the Three Months Ended March 31,
Granted	2022	2021	Vested	2022	2021
Directors	8,418	25,381	Directors	8,418	25,381
Employees (1)	202,828	—	Employees	300,305	354,133
Total Granted	211,246	25,381	Total Vested	308,723	379,514
			Taxes	(47,274)	(34,828)
			Net Vested	261,449	344,686
(1)    Includes 94,410 shares that vest ratably over three years and 108,418 shares that cliff vest in February 2025 for the three months ended March 31, 2022.

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

In November 2021, the first tranche of the PRSUs vested, resulting in a net issuance of 215,583 shares of Tiptree common stock. As of March 31, 2022, 3,266,667 PRSUs are unvested. The below table illustrates the aggregate number of PRSUs that will vest upon the achievement of each Tiptree share price target. Such price targets are adjusted down for cumulative dividends paid by the Company since grant (e.g., the next share price target is $19.88 as adjusted for cumulative dividends paid to date).

Original Tiptree Share Price Target	Number of PRSUs that Vest
$20	466,667

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2022
(in thousands, except share data)

$30	700,000
$45	933,333
$60	1,166,667

Upon vesting, the Company will issue shares or if shares are not available under the 2017 Equity Plan, then the Company may in its sole discretion instead deliver cash equal to the fair market value of the underlying shares. As of March 31, 2022, the Company does not have sufficient shares available in the 2017 Equity Plan to settle the PRSUs awarded; as such, the PRSUs are classified as liability awards and will be remeasured at each reporting date until the date of settlement, and expensed using the straight-line method over the requisite service period.

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

The following table presents the assumptions used to remeasure the fair value of the PRSUs as of March 31, 2022, which were granted in 2021 and classified as liability awards.

Valuation Input	For the Three Months Ended March 31, 2022
Assumption
Historical volatility	38.29%
Risk-free rate	2.40%
Dividend yield	1.21%
Cost of equity	10.64%
Expected term (years)	6

Subsidiary Incentive Plans

Certain of the Company’s subsidiaries have established incentive plans under which they are authorized to issue equity of those subsidiaries to certain of their employees. Such awards are accounted for as equity. These awards are subject to performance-vesting criteria based on the performance of the subsidiary (performance vesting awards) and time-vesting subject to continued employment (time vesting awards). Following the service period, such vested awards may be exchanged based on a formula which approximates fair market value, at the option of the holder, for Tiptree common stock under the 2017 Equity Plan. The service period for certain grants has been achieved and those vested subsidiary awards are currently eligible for exchange. The Company has the option, but not the obligation to settle the exchange right in cash.
The following table presents changes to the issuances of subsidiary awards under the subsidiary incentive plans for the periods indicated:

Grant date fair value of equity shares issuable
Unvested balance as of December 31, 2021	$2,234
Granted	160
Vested	(935)
Performance assumption adjustment	80
Unvested balance as of March 31, 2022	$1,539

The net vested balance of subsidiary awards eligible for exchange as of March 31, 2022 translates to 1,778,134 shares of Tiptree common stock.

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2022
(in thousands, except share data)

Stock Option Awards

Tiptree Corporate Incentive Plans

Option awards have been granted to the Executive Committee with an exercise price equal to the fair market value of our common stock on the date of grant. The option awards have a 10-year term and are subject to the recipient’s continuous service, a market requirement, and vest one third on each of the three, four, and five year anniversaries of the grant date. The market requirement is the Company's 20-day volume weighted average per share trading price plus actual cash dividends paid following issuance of the option that exceeds the book value on the option grant date. If the service condition is met, the full amount of the compensation expense will be recognized over the appropriate vesting period whether the market requirement is met or not. The options granted after 2017 include a retirement provision and are amortized over the lesser of the service condition or expected retirement date. There were no options granted during the three months ended March 31, 2022. Book value targets for grants in 2020, 2019, 2018, 2017 and 2016 are $11.52, $10.79, $9.97, $10.14 and $8.96, respectively.

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

There were no stock option awards granted in 2022 or 2021. The following table presents the assumptions used to estimate the fair values of the stock options granted in 2020.

Valuation Input (1)	For the Year Ended December 31, 2020
	Assumption	Average
Historical volatility	27.60%	N/A
Risk-free rate	1.51%	N/A
Dividend yield	2.20%	N/A
Expected term (years)		7.0
(1) Not applicable for the three months ended March 31, 2022 as there were no new grants during the period.

The following table presents the Company's stock option activity for the current period:

	Options outstanding	Weighted average exercise price (in dollars per stock option)	Weighted average grant date value (in dollars per stock option)	Options exercisable
Balance, December 31, 2021	1,715,619	$6.49	$2.29	712,542

Balance, March 31, 2022	1,715,619	$6.49	$2.29	712,542

Weighted average remaining contractual term at March 31, 2022 (in years)	5.9

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2022
(in thousands, except share data)

Stock Based Compensation Expense

The following table presents total stock based compensation expense and the related income tax benefit recognized on the condensed consolidated statements of operations:

	Three Months Ended March 31,
	2022	2021
Employee compensation and benefits (1)	$6,041	$955
Director compensation	119	110
Income tax benefit	(1,294)	(224)
Net stock based compensation expense	$4,866	$841
(1)    Includes $2,303 related to liability awards recorded in other liabilities as of March 31, 2022.

Additional information on total non-vested stock based compensation is as follows:

	As of March 31, 2022
	Stock options	Restricted stock awards and RSUs	Performance Restricted Stock Units
Unrecognized compensation cost related to non-vested awards	$64	$1,141	$14,859
Weighted - average recognition period (in years)	0.62	0.92	1.2

(19) Income Taxes

The following table presents the Company’s provision (benefit) for income taxes reflected as a component of income (loss):

	Three Months Ended March 31,
	2022		2021
Total income tax expense (benefit)	$(86)		$8,752

Effective tax rate (ETR)	9.0%	(1)	22.2%	(2)
(1)    Lower than the U.S. federal statutory income tax rate of 21%, primarily from the impact of non-deductible expenses and other discrete items.
(2)    Higher than the U.S. federal statutory income tax rate of 21%, due to the effect of state taxes and other discrete items.

(20) Commitments and Contingencies

The following table presents rent expense for the Company’s office leases recorded on the condensed consolidated statements of operations for the following periods:

	Three Months Ended March 31,
	2022	2021
Rent expense for office leases (1)	$2,289	$2,195
(1)     Includes lease expense of $110 and $153 for the three months ended March 31, 2022 and 2021, respectively, for assets held for sale.

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

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2022
(in thousands, except share data)

In July 2021, the court entered an Order granting Plaintiffs’ Motion for Partial Summary Judgment as to certain disability policies, ruling that if a class member became disabled during the coverage period, benefits could extend beyond the coverage period until the associated loan was paid off. The Company intends to challenge the court’s ruling. In February 2022, a hearing was held on competing motions for partial summary judgment on the principal claims. A hearing for Plaintiffs’ Motion for Sanctions for Spoliation of Evidence is scheduled for June 9, 2022. The court has not yet ruled on the pending motions. No additional hearings are scheduled and a trial date has not been set.

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

The following table presents a reconciliation of basic and diluted net income per common share for the following periods:

	Three Months Ended March 31,
	2022	2021
Net income (loss)	$(866)	$30,640
Less:
Net income (loss) attributable to non-controlling interests	94	2,059
Net income allocated to participating securities	—	602
Net income (loss) attributable to Tiptree Inc. common shares - basic	(960)	27,979

Effect of Dilutive Securities:
Securities of subsidiaries	—	(574)
Adjustments to income relating to exchangeable interests, net of tax	—	1,961
Net income (loss) attributable to Tiptree Inc. common shares - diluted	$(960)	$29,366

Weighted average number of shares of common stock outstanding - basic	34,229,011	32,420,982
Weighted average number of incremental shares of common stock issuable from exchangeable interests and contingent considerations	—	3,763,037
Weighted average number of shares of common stock outstanding - diluted	34,229,011	36,184,019

Basic net income (loss) attributable to common shares	$(0.03)	$0.86
Diluted net income (loss) attributable to common shares	$(0.03)	$0.81

(22) Related Party Transactions

Corvid Peak is a related party of the Company because Corvid Peak is deemed to be controlled by Michael Barnes, the

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2022
(in thousands, except share data)

Company’s Executive Chairman. The Company is invested in a fund managed by Corvid Peak (the “Corvid Peak Fund”) and Corvid Peak manages investment portfolio accounts of Fortegra and certain of its subsidiaries under an investment advisory agreement (the “IAA”). With respect to the Corvid Peak Fund and IAA, the Company incurred $768 and $308 of management and incentive fees for the three months ended March 31, 2022 and 2021, respectively.

Beginning January 1, 2021, Tiptree has been allocated 10.2% of certain profits interests earned by Corvid Peak with an additional 10.2% interest for each of the next consecutive four years. Beginning January 1, 2022, Tiptree’s percentage interest increased to 21.95% (including interests acquired from former Corvid Peak equity holders).

Pursuant to the Transition Services Agreement, Tiptree and Corvid Peak have mutually agreed to provide certain services to one another. Payments under the Transition Services Agreement in the three months ended March 31, 2022 and 2021 were not material.

Pursuant to a Partner Emeritus Agreement, Tiptree agreed to provide Mr. Inayatullah, a greater than 5% stockholder of the Company, office space and support services, and reimburse Mr. Inayatullah for a portion of benefit expenses in exchange for advice and other consulting services as requested by the Company’s Executive Committee. Transactions related to the Partner Emeritus Agreement in the three months ended March 31, 2022 and 2021 were not material.

(23) Subsequent Events

On May 3, 2022, the Company’s board of directors declared a quarterly cash dividend of $0.04 per share to holders of common stock with a record date of May 23, 2022, and a payment date of May 31, 2022.

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

Our first quarter 2022 highlights include:

Overall:
•Net loss of $1.0 million compared to net income of $28.6 million for the three months ended March 31, 2021, resulting from growth in insurance and shipping operations, more than offset by declines in mortgage volumes and margins and realized and unrealized losses on investments as compared to gains in 2021.
•Adjusted net income of $15.5 million increased 17.5% from $13.2 million in 2021, driven by improvement in insurance and shipping operations. Adjusted return on average equity was 15.8%, as compared to 13.7% in 2021.
•In October 2021, Tiptree announced a $200 million strategic investment in its insurance subsidiary, Fortegra, by Warburg Pincus, a leading global growth investor. The investment will give Warburg Pincus an approximate 24% ownership in Fortegra on an as converted basis and is expected to close in the second quarter 2022, subject to regulatory approvals.

Insurance:
•Gross written premiums and premium equivalents were $600.9 million for the three months ended March 31, 2022, as compared to $477.2 million for the three months ended March 31, 2021, up 25.9% as a result of growth in admitted and E&S insurance lines as well as growth in fee-based service contract offerings.
•Total revenues increased 26.9% to $282.5 million, from $222.6 million in 2021, driven by increases in earned premiums, net and service and administrative fees.
•The combined ratio improved to 90.5%, as compared to 91.5% in 2021, driven by the continued scalability of Fortegra’s technology and shared service platform, which improved the expense ratio, while the underwriting ratio remained consistent.
•Income before taxes of $14.7 million decreased by $6.8 million as compared to $21.5 million in 2021. Return on average equity was 14.7% in 2022 as compared to 23.9% in 2021. The decrease in both metrics resulted from a combination of revenue growth and an improved combined ratio, more than offset by losses on investments in 2022 compared to gains in 2021.
•Adjusted net income increased 65.3% to $21.1 million, as compared to $12.8 million in 2021. Adjusted return on average equity was 28.2%, as compared to 17.9% in 2021. The increase in both metrics was driven by revenue growth and an improved combined ratio.
•In April 2022, Fortegra acquired all of the equity interests of ITC Compliance GRP Limited for net cash consideration of approximately $15.6 million.

Tiptree Capital:
•Mortgage income before taxes was $4.3 million in 2022, as compared to $13.1 million in 2021, with the decrease driven by declines in origination volumes and gain on sale margins, partially offset by higher servicing fees and positive fair value adjustments on the mortgage servicing portfolio. Return on average equity was 22.3% in 2022.
•Maritime transportation income before taxes was $2.7 million in 2022, as compared to $0.5 million in 2021, with the increase driven by a rise in both dry-bulk and tanker charter rates.
•In March 2022, we signed a definitive agreement to sell one of our three dry-bulk vessels for $21.5 million, representing an approximate 50% gain as compared to March 31, 2022 book value, which is expected to close in June 2022.
•In May 2022, $13.1 million of asset based debt associated with tanker investments was prepaid, at a discount of 10% to the outstanding principal balance.

Key Trends:

Our results of operations are affected by a variety of factors including, but not limited to, general economic conditions and GDP growth, market liquidity and volatility, consumer confidence, U.S. demographics, employment and wage growth, business confidence and investment, inflation, interest rates and spreads, the impact of the regulatory environment, and the other factors set forth in Part I, Item 1A in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021. Generally, our businesses are positively affected by a healthy U.S. consumer, stable to gradually rising interest rates, stable markets and business conditions, and global growth and trade flows. Conversely, rising unemployment, volatile markets, rapidly rising interest rates, changing regulatory requirements and slowing business conditions can have a material adverse effect on our results of operations or financial condition.

Fortegra generally offers products which have low severity but high frequency loss experiences and are short duration. As a result, the business has historically generated significant fee-based revenues. In general, the types of products Fortegra offers tend to have limited aggregation risk and limited exposure to catastrophic and residual risk. Underwriting risk is mitigated through a combination of reinsurance and retrospective commission structures with agents, distribution partners and/or third-party reinsurers. To mitigate counterparty risk, Fortegra ensures its distribution partners’ captive reinsurance entities are over-collateralized with highly liquid investments, primarily cash and cash equivalents. Insurance results primarily depend on pricing, underwriting, risk retention and the accuracy of reserves, reinsurance arrangements, returns on invested assets, and policy and contract renewals and run-off. Factors affecting these items, including conditions in financial markets, the global economy and the markets in which we operate, fluctuations in exchange rates, interest rates and inflation, including the current period of inflationary pressures, may have a material adverse effect on our results of operations or financial condition. While Fortegra’s insurance operations have historically maintained a relatively stable combined ratio, initiatives to change the business mix along with these economic factors could generate different results than the business has historically experienced. We believe there will continue to be growth opportunities to expand Fortegra’s specialty insurance offerings to other niche products and markets.

Fortegra’s investment portfolio includes fixed maturity securities, loans, credit investment funds, and equity securities. Many of those investments are held at fair value. During the first quarter of 2022, the U.S. fixed income markets have experienced a significant rise in interest rates. Rising interest rates have and could continue to impact the value of Fortegra’s fixed maturity securities, with any unrealized losses recorded in equity, and if realized, could impact our results of operations. Offsetting the impact of a rising interest rate environment, new investments in fixed rate instruments from both maturities and portfolio growth can result in higher interest income on investments over time. The average duration of our fixed income available for sale securities is less than three years. During the first quarter of 2022, 2-year treasury yields increased significantly, which resulted in a negative impact on Fortegra’s fixed income portfolio and our book value, as the substantially majority was unrealized. While our asset and liability mix is relatively matched, and we generally have the ability to hold these securities to maturity, should we need to liquidate any of these investments before maturity to pay claims, any realized losses could materially negatively impact our results of operations.

Changes in fair value for loans, credit investment funds, and equity securities in Fortegra’s investment portfolio are reported quarterly as unrealized gains or losses in revenues and can be impacted by changes in interest rates, credit risk, or market risk, including specific company or industry factors. Our equity holdings are relatively concentrated. General equity market trends, along with company and industry specific factors, can impact the fair value which can result in unrealized gains and losses affecting our results.

Rising 10-year treasury yields, and the tapering of the Federal Reserve’s purchases of mortgage-backed securities, has resulted in increases in mortgage interest rates. Low mortgage rates driven by the Federal Reserve intervention in mortgage markets, and rising home prices in certain markets, had provided tailwinds to the mortgage markets beginning in the second quarter of 2020 and continuing through 2021, which had benefited our mortgage operations and margins. While current mortgage rates still remain at relative historic lows, the recent rise in rates has resulted in a reversal of those trends, with volumes and margins declining. Offsetting the declines in earnings in our origination business is an increase in the fair value of our mortgage servicing portfolio as rising rates slow prepayment speeds, with a resulting increase in servicing income. Continued rising mortgage rates could have a materially negative impact on our mortgage business results of operations, and may only be partially mitigated by the improvement in mortgage servicing revenues.

Rising interest rates can also impact the cost of floating interest rate debt obligations, while declining rates can decrease the cost of debt. Our secured revolving and term credit agreements, preferred trust securities and asset based revolving financing are all floating rate obligations. While the majority of our floating rate debt has LIBOR floors that are either at or above current LIBOR rates, a continuation of rising rates could have a material impact on our costs of floating rate debt.

In addition, authorities that regulate LIBOR have announced plans to phase out LIBOR, such that LIBOR is expected to cease to exist as a benchmark for floating interest rates. The Federal Reserve Board and the Federal Reserve Bank of New York organized the Alternative Reference Rates Committee, which identified the Secured Overnight Financing Rate (SOFR) as its preferred alternative rate for USD-LIBOR. We are not able to predict when LIBOR will cease to be available or when there will be sufficient liquidity in the SOFR or other alternative markets as replacement reference rates. Such uncertainty may result in a sudden or prolonged increase or decrease in reported LIBOR and/or its replacement rate. To address the phase out of LIBOR, the agreements for our debt facilities include a mechanism to replace LIBOR with an alternative reference rate under specified circumstances, whether that replacement is SOFR or another benchmark. If future rates based upon the successor reference rate are higher than LIBOR rates as currently determined due to illiquidity or other factors, our interest expense could increase.
Common shares of Invesque represent a significant asset on our condensed consolidated balance sheets, both as part of insurance investments and separately in Tiptree Capital. Our investment in Invesque, which operates in the seniors housing, skilled nursing and medical office industries, is carried on our condensed consolidated balance sheets at fair value. Any additional declines in the fair value of Invesque’s common stock could continue to have a significant impact on our results of operations and the value of the investment.

The maritime transportation industry is highly competitive and fragmented. Demand for shipping capacity is a function of global economic conditions and the related demand for commodities, production and consumption patterns, and is affected by events which interrupt production, trade routes, and consumption. Should rising interest rates and global inflationary factors drive a global recession, both charter rates and utilization rates could be negatively impacted. The shipping industry is cyclical with significant volatility in charter hire rates and profitability, which can change rapidly. General global economic conditions, along with company and industry specific factors, are expected to continue to impact the fair value of our vessels and associated operating results. While there is a current imbalance in supply and demand for shipping capacity, which led to a cyclical high in dry-bulk charter rates, a change in those factors and/or changes in global economic conditions could result in substantially lower charter rates, which could negatively impact our results of operations and the carrying value of our vessels.

RESULTS OF OPERATIONS
The following is a summary of our consolidated financial results for the three months ended March 31, 2022 and 2021. In addition to GAAP results, management uses the Non-GAAP measures Adjusted net income, Adjusted return on average equity, Adjusted EBITDA and book value per share as measurements of operating performance. Management believes these measures provide supplemental information useful to investors as they are frequently used by the financial community to analyze financial performance and comparison among companies. Management uses Adjusted net income and adjusted return on average equity as part of its capital allocation process and to assess comparative returns on invested capital. Adjusted EBITDA is also used in determining incentive compensation for the Company’s executive officers. Adjusted net income represents income before taxes, less provision (benefit) for income taxes, and excluding the after-tax impact of various expenses that we consider to be unique and non-recurring in nature, stock-based compensation, net realized and unrealized gains (losses), and intangibles amortization associated with purchase accounting. The Company defines Adjusted EBITDA as GAAP net income of the Company plus corporate interest expense, plus income taxes, plus depreciation and amortization expense, less the effects of purchase accounting, plus non-cash fair value adjustments, plus significant non-recurring expenses, and plus unrealized gains (losses) on available for sale securities that are reported in other comprehensive income. Adjusted net income, Adjusted return on average equity and Adjusted EBITDA are not measurements of financial performance or liquidity under GAAP and should not be considered as an alternative or substitute for GAAP net income. See “Non-GAAP Reconciliations” for a reconciliation of these measures to their GAAP equivalents.

Selected Key Metrics

($ in thousands, except per share information)	Three Months Ended March 31,
GAAP:	2022	2021
Total revenues	$324,903	$294,688
Net income (loss) attributable to common stockholders	$(960)	$28,581
Diluted earnings per share	$(0.03)	$0.81
Cash dividends paid per common share	$0.04	$0.04
Return on average equity	(0.9)%	31.8%

Non-GAAP: (1)
Adjusted net income	$15,452	$13,155
Adjusted return on average equity	15.8%	13.7%
Adjusted EBITDA	$(14,905)	$45,683
Book value per share	$10.51	$11.63
(1)    See “—Non-GAAP Reconciliations” for a discussion of non-GAAP financial measures.

Revenues

For the three months ended March 31, 2022, revenues were $324.9 million, which increased $30.2 million, or 10.3%, compared to the prior year period, primarily driven by growth in earned premiums, net, and service and administrative fees in the insurance business, increased revenues from vessels and our mortgage servicing portfolio, partially offset by lower mortgage volumes and margins and net realized and unrealized losses on Invesque and other investments in 2022 compared to gains in 2021.

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

($ in thousands)	Three Months Ended March 31,
	2022	2021
Net realized and unrealized gains (losses)(1)	$1,518	$10,215
Net realized and unrealized gains (losses) - Invesque	$(10,698)	$16,643
(1)    Excludes Invesque and Mortgage realized and unrealized gains and losses.

Net Income (Loss) Attributable to common stockholders

For the three months ended March 31, 2022, net loss attributable to common stockholders was $1.0 million, a decrease of $29.5 million from net income of $28.6 million for the three months ended March 31, 2021, primarily driven by net realized and unrealized losses on Invesque and other investments in 2022 compared to gains in 2021, and lower mortgage origination revenues, partially offset by growth in Fortegra’s underwriting and fee operations, increased revenues from our mortgage servicing portfolio and improvement in dry-bulk and tanker shipping rates.

Adjusted net income & Adjusted return on average equity - Non-GAAP

Adjusted net income for the three months ended March 31, 2022 was $15.5 million, an increase of $2.3 million, or 17.5%, from the three months ended March 31, 2021. For the three months ended March 31, 2022, adjusted return on average equity was 15.8%, as compared to 13.7% at March 31, 2021, with the increase in both metrics driven by improved performance in our insurance and shipping operations.

Adjusted EBITDA - Non-GAAP

Adjusted EBITDA for the three months ended March 31, 2022 was a loss of $14.9 million, a decrease of $60.6 million from 2021, driven by realized and unrealized losses in 2022 (including impacts to AOCI) compared to gains in 2021, partially offset by the improved operating performance noted above.

Book Value per share - Non-GAAP

Total stockholders’ equity was $383.2 million as of March 31, 2022 compared to $397.4 million as of March 31, 2021. In the three months ended March 31, 2022, Tiptree returned $1.4 million to stockholders through dividends paid. Book value per share for the period ended March 31, 2022 was $10.51, a decrease from book value per share of $11.63 as of March 31, 2021. The key drivers of the decrease over the past four quarters were income per share, partially offset by other comprehensive losses, dividends paid of $0.16 per share, and issuance of shares on exercise of warrants and in exchange for vested subsidiary equity awards.

Results by Segment
We classify our business into two reportable segments, Insurance and Mortgage, with the remainder of our operations aggregated into Tiptree Capital - Other. Corporate activities include holding company interest expense, corporate employee compensation and benefits, and other expenses, including, but not limited to, public company expenses.

The following tables present the components of Revenue, Income (loss) before taxes and Adjusted net income for the following periods:

($ in thousands)	Three Months Ended March 31,
	2022	2021
Revenues:
Insurance	$282,529	$222,563
Mortgage	25,401	34,494
Tiptree Capital - other	16,973	37,631
Corporate	—	—
Total revenues	$324,903	$294,688

Income (loss) before taxes:
Insurance	$14,682	$21,528
Mortgage	4,266	13,077
Tiptree Capital - other	(7,651)	14,994
Corporate	(12,249)	(10,207)
Total income (loss) before taxes	$(952)	$39,392

Non-GAAP - Adjusted net income (1):
Insurance	$21,124	$12,776
Mortgage	(1,556)	7,465
Tiptree Capital - other	2,528	567
Corporate	(6,644)	(7,653)
Total adjusted net income	$15,452	$13,155
(1)    See “—Non-GAAP Reconciliations” for a discussion of non-GAAP financial measures.

Insurance

Fortegra is a specialty insurance underwriter and service provider, which focuses on niche programs and fee-oriented services. The combination of specialty insurance underwriting, service contract products, and related service solutions delivered through a vertically integrated business model creates a blend of traditional underwriting revenues, investment income and unregulated fee revenues. The business is an agent-driven model, distributing products through independent insurance agents, consumer finance companies, online retailers, auto dealers, and regional big box retailers to deliver products that complement the consumer transaction.

The following tables present the Insurance segment results for the three months ended March 31, 2022 and 2021.

Results of Operations - Three Months Ended March 31, 2022 compared to 2021

($ in thousands)	Three Months Ended March 31,
	2022	2021	Change	% Change
Revenues:
Earned premiums, net	$208,416	$146,919	$61,497	41.9%
Service and administrative fees	71,835	58,050	13,785	23.7%
Ceding commissions	2,537	3,025	(488)	(16.1)%
Net investment income	3,167	2,767	400	14.5%
Net realized and unrealized gains (losses)	(6,643)	9,672	(16,315)	NM%
Other revenue	3,217	2,130	1,087	51.0%
Total revenues	$282,529	$222,563	$59,966	26.9%
Expenses:
Net losses and loss adjustment expenses	$83,276	$50,251	$33,025	65.7%
Member benefit claims	21,170	16,923	4,247	25.1%
Commission expense	117,423	88,645	28,778	32.5%
Employee compensation and benefits	22,026	19,089	2,937	15.4%
Interest expense	4,759	4,304	455	10.6%
Depreciation and amortization	4,354	4,191	163	3.9%
Other expenses	14,839	17,632	(2,793)	(15.8)%
Total expenses	$267,847	$201,035	$66,812	33.2%
Income (loss) before taxes (1)	$14,682	$21,528	$(6,846)	(31.8)%

Key Performance Metrics:
Gross written premiums and premium equivalents	$600,855	$477,233	$123,622	25.9%
Return on average equity	14.7%	23.9%
Underwriting ratio	77.6%	74.2%
Expense ratio	12.9%	17.3%
Combined ratio	90.5%	91.5%

Non-GAAP Financial Measures (2):
Adjusted net income	$21,124	$12,776	$8,348	65.3%
Adjusted return on average equity	28.2%	17.9%
(1)    Net income was $11,018 for the three months ended March 31, 2022 compared to $17,099 for the three months ended March 31, 2021.
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

Service and Administrative Fees

Service and administrative fees represent the earned portion of gross written premiums and premium equivalents, which is generated from non-insurance products including warranty service contracts, motor club contracts and other services offered as part of Fortegra’s vertically integrated product offerings. Such fees are typically positively correlated with transaction volume and are recognized as revenue when realized and earned. At the end of each reporting period, gross written premiums and premium equivalents written for service contracts not earned are classified as deferred revenue, which are earned in subsequent periods over the remaining term of the policy.

Ceding Commissions and Other Revenue

Ceding commissions and other revenue consists of commissions earned on policies written on behalf of third-party insurance companies with no exposure to the insured risk and certain fees earned in conjunction with underwriting policies. Other revenue also includes the interest income earned on the premium finance product offering.

Net Investment Income

We earn investment income on the portfolio of invested assets. Invested assets are primarily comprised of fixed maturity securities and may also include cash and cash equivalents and equity securities. The principal factors that influence net investment income are the size of the investment portfolio, the yield on that portfolio and expenses due to external investment managers.

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

Revenues - Three Months Ended March 31, 2022 compared to 2021

For the three months ended March 31, 2022, total revenues increased 26.9%, to $282.5 million, as compared to $222.6 million for the three months ended March 31, 2021. Earned premiums, net of $208.4 million increased $61.5 million, or 41.9%, driven by growth in commercial, credit and warranty insurance offerings. Service and administrative fees of $71.8 million increased by 23.7% driven by growth in warranty and consumer goods service contract revenues. Ceding commissions of $2.5 million decreased by $0.5 million, or 16.1%, driven by lower ceding fees as less business was ceded in certain credit insurance and collateral protection programs. Other revenues increased by $1.1 million, or 51.0%, driven by growth in premium finance product offerings.

For the three months ended March 31, 2022, 27.5% of revenues were derived from fees that were not solely dependent upon the underwriting performance of Fortegra’s insurance products, resulting in more diversified earnings. For the three months ended March 31, 2022, 78.7% of fee-based revenues were generated in non-regulated service companies, with the remainder in regulated insurance companies.

For the three months ended March 31, 2022, net investment income was $3.2 million as compared to $2.8 million in the prior year period, primarily driven by growth in investments. Net realized and unrealized losses were $6.6 million, a decrease of $16.3 million, as compared to net realized and unrealized gains of $9.7 million in the prior year period, primarily driven by the change in fair value of certain equity and fixed income securities carried at fair value.

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

Interest Expense

Interest expense consists primarily of interest expense on corporate revolving debt, notes, preferred trust securities due June 15, 2037 (Preferred Trust Securities) and asset based debt for premium finance and warranty service contract financing, which is non-recourse to Fortegra.

Depreciation and Amortization

Depreciation expense is primarily associated with furniture, fixtures and equipment. Amortization expense is primarily associated with purchase accounting amortization including values associated with acquired customer relationships, trade names and internally developed software and technology.

Expenses - Three Months Ended March 31, 2022 compared to 2021

For the three months ended March 31, 2022, net losses and loss adjustment expenses were $83.3 million, member benefit claims were $21.2 million and commission expense was $117.4 million, as compared to $50.3 million, $16.9 million and $88.6 million, respectively, for the three months ended March 31, 2021. The increase in net losses and loss adjustment expenses of $33.0 million, or 65.7%, was driven by growth in U.S. and European Insurance lines and the shift in business mix toward commercial lines, which tend to have a higher loss ratios and lower commission ratios. In addition, the impact of prior year development of $1.2 million was a result of higher-than-expected claim severity from business written by a small group of producers of our personal and commercial lines of business. The increase in member benefit claims of $4.2 million, or 25.1%, was driven by growth in vehicle service contracts. Commission expense increased by $28.8 million, or 32.5%, in line with the growth in earned premiums, net and service and administrative fees.

For the three months ended March 31, 2022, employee compensation and benefits were $22.0 million and other expenses were $14.8 million, as compared to $19.1 million and $17.6 million, respectively, for the three months ended March 31, 2021. Employee compensation and benefits increased by $2.9 million, or 15.4%, driven by investments in human capital associated with growth in admitted, E&S and warranty lines. Other expenses decreased by $2.8 million, or 15.8%, driven primarily by the deferral of current and certain prior year marketing and advertising costs aligned with the deferral of revenues from Sky Auto, partially offset by increases in premium taxes, which grew in line with earned premiums.

For the three months ended March 31, 2022, interest expense was $4.8 million as compared to $4.3 million for the three months ended March 31, 2021. The increase in interest expense of $0.5 million, or 10.6%, was primarily driven by increased asset based debt for premium finance lines.

For the three months ended March 31, 2022, depreciation and amortization expense was $4.4 million, including $3.9 million of intangible amortization related to purchase accounting associated with the acquisitions of Fortegra, Smart AutoCare and Sky Auto, as compared to $4.2 million, including $3.8 million of intangible amortization from purchase accounting in 2021.

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

The below table shows gross written premiums and premium equivalents by business mix for the three and three months ended March 31, 2022 and 2021.

($ in thousands)	Three Months Ended March 31,
	2022	2021
U.S. Insurance	$407,020	$335,848
U.S. Warranty Solutions	162,683	125,329
Europe Warranty Solutions	31,152	16,056
Total	$600,855	$477,233
Total gross written premiums and premium equivalents for the three months ended March 31, 2022 were $600.9 million as compared to $477.2 million in 2021. The growth of $123.6 million, or 25.9%, is driven by a combination of factors including growing Fortegra’s distribution partner network, expanding specialty admitted and E&S insurance lines, and increasing penetration in the auto and consumer goods service contract sector.

For the three months ended March 31, 2022, U.S. Insurance increased by $71.2 million, or 21.2%, driven by growth in commercial, E&S, and warranty insurance lines. For the three months ended March 31, 2022, U.S. Warranty Solutions increased by $37.4 million, or 29.8%, driven by growth in auto and roadside assistance service contracts. Europe Warranty Solutions increased by $15.1 million, or 94.0%, driven by growth in auto and consumer goods warranty programs.

The growth in gross written premiums and premium equivalents, combined with higher retention in select products for the three months ended March 31, 2022, has resulted in an increase of $432.5 million, or 32.8%, in unearned premiums and deferred revenue on the condensed consolidated balance sheets as compared to March 31, 2021. As of March 31, 2022, unearned premiums and deferred revenues were $1,749.1 million, as compared to $1,316.6 million as of March 31, 2021.

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

The combined ratio was 90.5% for the three months ended March 31, 2022, which consisted of an underwriting ratio of 77.6% and an expense ratio of 12.9%, as compared to 91.5%, 74.2% and 17.3%, respectively, for the three months ended March 31, 2021. The improvement in the combined ratio year over year is primarily driven by the continued scalability of the technology and shared service platform, decreasing the expense ratio.

Return on Average Equity

Return on average equity is expressed as the ratio of net income to average stockholders’ equity during the period. Management uses this ratio as a measure of the on-going performance of the totality of the Company’s operations.

Return on average equity was 14.7% for the three months ended March 31, 2022, as compared to 23.9% for the three months ended March 31, 2021, with the decrease in net income and annualized return on average equity driven by net realized and unrealized losses in the 2022 period compared to net realized and unrealized gains in the 2021 period, partially offset by revenue growth and an improved combined ratio.

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

The below table shows underwriting and fee revenues and underwriting and fee margin by business mix for the three months ended March 31, 2022 and 2021.

	Three Months Ended March 31,
($ in thousands)	Underwriting and Fee Revenues (1)		Underwriting and Fee Margin (1)
	2022	2021	2022	2021
U.S. Insurance	$210,988	$149,813	$39,879	$30,190
U.S. Warranty Solutions	61,049	51,119	19,441	20,638
Europe Warranty Solutions	13,968	9,192	4,816	3,477
Total	$286,005	$210,124	$64,136	$54,305
(1)    See “—Non-GAAP Reconciliations” for a discussion of non-GAAP financial measures.

Underwriting and fee revenues were $286.0 million for the three months ended March 31, 2022 as compared to $210.1 million for the three months ended March 31, 2021. Total underwriting and fee revenues increased $75.9 million, or 36.1%, driven by growth in all business lines. The increase in U.S. Insurance was $61.2 million, or 40.8%, driven by growth in commercial, E&S, and credit insurance lines. The increase in U.S. Warranty Solutions was $9.9 million, or 19.4%, driven by growth in auto, roadside assistance, and premium finance offerings. Europe Warranty Solutions increased by $4.8 million, or 52.0%, driven by growth in auto and consumer goods service contracts.

Underwriting and fee margin was $64.1 million for the three months ended March 31, 2022 as compared to $54.3 million for the three months ended March 31, 2021. Total underwriting and fee margin increased $9.8 million, or 18.1%, driven by growth in U.S. Insurance and Europe Warranty Solutions. U.S. Insurance grew by $9.7 million, or 32.1%, as the underwriting ratio was consistent year-over-year at 81.1% while revenues increased from growth in admitted and E&S lines. U.S. Warranty Solutions decreased by $1.2 million, or 5.8%, primarily driven by the deferral of revenues associated with contracts acquired by Sky Auto. This current period revenue deferral for Sky Auto was offset by the deferral of direct marketing costs in other expenses and therefore had minimal impact on the combined ratio or income before taxes. Europe Warranty Solutions increased by $1.3 million, or 38.5%, driven by growth in auto and consumer goods service contracts in those markets.

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

For the three months ended March 31, 2022, adjusted net income and adjusted return on average equity were $21.1 million and 28.2%, respectively, as compared to $12.8 million and 17.9%, respectively, for the three months ended March 31, 2021. The improvement in both metrics was driven by the growth in underwriting and fee revenues in addition to a 1.0 percentage point improvement in the combined ratio.

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

For the three months ended March 31, 2022, net investment income was $3.2 million as compared to $2.8 million in the prior year period, driven by growth in investments. Net realized and unrealized losses were $6.6 million, a decrease of $16.3 million, driven by realized and unrealized losses on certain equity securities and other investments, including fixed income securities carried at fair value, in the 2022 period as compared to gains in the 2021 period.

Unrealized losses impacting OCI for the three months ended March 31, 2022 were $26.4 million, driven by the rise in interest rates and corresponding impact to the fair value of investments in U.S. Treasuries, obligations of U.S. government agencies, corporate securities, obligations of state and political subdivisions, and asset-backed securities.

Tiptree Capital

Tiptree Capital consists of our Mortgage segment, which includes the operating results of Reliance, our mortgage business, and Tiptree Capital - Other, which consists of our other non-insurance operating businesses and investments. As of March 31, 2022, Tiptree Capital - Other includes our Invesque shares, maritime transportation operations, and the mortgage operations of Luxury, which is classified as held for sale on the condensed consolidated balance sheets.

Mortgage

Through our Mortgage operating subsidiary, Reliance, we originate, sell, securitize and service one-to-four-family, residential mortgage loans, comprised of conforming mortgage loans, Federal Housing Administration (“FHA”), Veterans Administration (“VA”), United States Department of Agriculture (“USDA”), and to a lesser extent, non-agency jumbo prime.

We are an approved seller/servicer for Fannie Mae and Freddie Mac. The Company is also an approved issuer and servicer for Ginnie Mae. The Company originates residential mortgage loans through its retail distribution channel (directly to consumers) in 39 states and the District of Columbia as of March 31, 2022.

The following tables present the Mortgage segment results for the following periods:

Results of Operations

($ in thousands)	Three Months Ended March 31,
	2022	2021
Revenues:
Net realized and unrealized gains (losses)	$20,414	$30,077
Other revenue	4,987	4,417
Total revenues	$25,401	$34,494
Expenses:
Employee compensation and benefits	$14,425	$15,342
Interest expense	326	298
Depreciation and amortization	214	225
Other expenses	6,170	5,552
Total expenses	$21,135	$21,417
Income (loss) before taxes	$4,266	$13,077

Key Performance Metrics:
Origination volumes	$354,413	$419,879
Gain on sale margins	4.3%	6.0%
Return on average equity	22.3%	60.9%

Non-GAAP Financial Measures (1):
Adjusted net income	$(1,556)	$7,465
Adjusted return on average equity	(10.6)%	45.6%
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

Revenues - Three Months Ended March 31, 2022 compared to 2021

For the three months ended March 31, 2022, $354.4 million of loans were funded, compared to $419.9 million for 2021, a decrease of $65.5 million, or 15.6%. Origination volumes in 2022 declined given the rise in mortgage interest rates, partially offset by home price appreciation and cash-out refinancing activity in the United States. Gain on sale margins decreased to 4.3% for the three months ended March 31, 2022, down approximately 170 basis points from 6.0% for the three months ended March 31, 2021.

Net realized and unrealized gains for the three months ended March 31, 2022 were $20.4 million, compared to $30.1 million for 2021, a decrease of $9.7 million or 32.1%. The primary driver of decreased gain on sale revenues was the decline in volumes and gain on sale margins, partially offset by positive fair value adjustments in mortgage servicing rights of $6.3 million as interest rates increased from the year ended December 31, 2021.

Other revenue for the three months ended March 31, 2022 was $5.0 million, compared to $4.4 million for 2021, an increase of $0.6 million, or 12.9%, driven primarily by higher servicing fees from an increase in loans serviced. As of March 31, 2022, the mortgage servicing asset recorded in other assets on the balance sheet was $37.9 million, an increase from $29.8 million as of December 31, 2021.

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

Expenses - Three Months Ended March 31, 2022 compared to 2021

For the three months ended March 31, 2022, employee compensation and benefits were $14.4 million, compared to $15.3 million in 2021, a decrease of $0.9 million or 6.0%. This decrease was driven primarily by reduced commissions on lower origination volumes.

For the three months ended March 31, 2022 and 2021, interest expense and depreciation and amortization expense were both flat, at $0.3 million and $0.2 million, respectively.

For the three months ended March 31, 2022, other expenses were $6.2 million, compared to $5.6 million in 2021, with the $0.6 million increase driven by increased loan origination expenses, including marketing costs.

Income (loss) before taxes

Income before taxes for the three months ended March 31, 2022 was $4.3 million, compared to income before taxes of $13.1 million in 2021. The primary driver of the decrease was a decline in volumes and margins, partially offset by higher servicing fees attributable to the larger servicing portfolio, in addition to positive fair value adjustments on the mortgage servicing rights asset, as compared to 2021.

Tiptree Capital - Other

The following tables present a summary of Tiptree Capital - Other results for the following periods:

Results of Operations

	Three Months Ended March 31,
($ in thousands)	Total revenue		Income (loss) before taxes
	2022	2021	2022	2021
Senior living (Invesque)	$(8,851)	$13,766	$(8,851)	$13,766
Maritime transportation	8,862	5,699	2,653	513
Other (1)	16,962	18,166	(1,453)	715
Total	$16,973	$37,631	$(7,651)	$14,994
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

Revenues for the three months ended March 31, 2022 were $17.0 million compared to $37.6 million for 2021. The primary driver of the decrease in revenues for the three months ended March 31, 2022 was unrealized losses on our investment in Invesque in 2022 compared to unrealized gains in 2021, partially offset by increased dry-bulk and tanker charter rates earned by the maritime transportation business.

Income (loss) before taxes

The loss before taxes from Tiptree Capital - Other for the three months ended March 31, 2022 was $7.7 million, compared to income before taxes of $15.0 million in 2021. The primary driver of the decrease was unrealized losses in 2022 compared to gains in 2021 on our investment in Invesque, partially offset by increased income before taxes in our maritime transportation business due to the same factors that had a positive impact on maritime transportation revenues.

Adjusted net income - Non-GAAP(1)

($ in thousands)	Three Months Ended March 31,
	2022	2021
Senior living (Invesque)	$—	$—
Maritime transportation	2,480	521
Other	48	46
Total	$2,528	$567
(1)    See “—Non-GAAP Reconciliations” for a discussion of non-GAAP financial measures.

Adjusted net income increased to $2.5 million for the three months ended March 31, 2022 compared to $0.6 million in 2021. The increase was driven by the improvement in maritime transportation operations.

Corporate
The following table presents a summary of corporate results for the following periods:

Results of Operations

($ in thousands)	Three Months Ended March 31,
	2022	2021
Employee compensation and benefits	$2,368	$2,067
Employee incentive compensation expense	4,663	3,553
Interest expense	2,243	2,564
Depreciation and amortization	198	198
Other expenses	2,777	1,825
Total expenses	$12,249	$10,207
Corporate expenses include expenses of the holding company for interest expense, employee compensation and benefits, and public company and other expenses. Corporate employee compensation and benefits includes the expense of management, legal and accounting staff. Other expenses primarily consisted of audit and professional fees, insurance, office rent and other related expenses.

Employee compensation and benefits, including incentive compensation expense, was $7.0 million for the three months ended March 31, 2022, compared to $5.6 million for 2021, driven by an increase in performance related employee incentive compensation. Of the incentive compensation expense in the three months ended March 31, 2022, $3.8 million was stock-based compensation expense primarily related to awards tied to the increase in Tiptree’s stock price over the past twelve months. Interest expense for the three months ended March 31, 2022 and 2021 was $2.2 million and $2.6 million, respectively. As of March 31, 2022, the outstanding borrowing on the facility was $112.5 million, compared to $114.1 million at December 31, 2021. Other expenses of $2.8 million increased by $1.0 million from the three months ended March 31, 2021, primarily driven by increased consulting, legal and professional fees.

Provision for Income Taxes

The total income tax benefit of $0.1 million for the three months ended March 31, 2022, and the total income tax expense of $8.8 million for the three months ended March 31, 2021 are reflected as components of net income (loss).

For the three months ended March 31, 2022, the Company’s effective tax rate was equal to 9.0%. The effective rate for the three months ended March 31, 2022 was lower than the U.S. statutory income tax rate of 21.0%, primarily from the impact of non-deductible compensation and other discrete items. For the three months ended March 31, 2021, the Company’s effective tax rate was equal to 22.2%. The effective rate for the three months ended March 31, 2021 was higher than the U.S. federal statutory income tax rate of 21.0%, primarily from the impact of state taxes, partially offset by discrete items.

Balance Sheet Information

Tiptree’s total assets were $3,600.2 million as of March 31, 2022, compared to $3,599.1 million as of December 31, 2021. The $1.1 million increase in assets is primarily attributable to the growth in the Insurance segment, partially offset by unrealized losses on investments.

Total stockholders’ equity was $383.2 million as of March 31, 2022, compared to $400.2 million as of December 31, 2021, primarily driven by the comprehensive loss on available for sale securities attributable to common stockholders for three months ended March 31, 2022. As of March 31, 2022, there were 34,877,897 shares of common stock outstanding as compared to 34,124,153 as of December 31, 2021, with the increase driven by the exercise of warrants and the vesting of share-based incentive compensation.

The following table is a summary of certain balance sheet information:

	As of March 31, 2022
		Tiptree Capital
($ in thousands)	Insurance	Mortgage	Other	Corporate	Total
Total assets	$3,168,813	$182,828	$248,852	$(295)	$3,600,198

Corporate debt	$160,000	$—	$—	$112,500	$272,500
Asset based debt	48,551	67,990	13,050	—	129,591

Tiptree Inc. stockholders’ equity	$282,875	$56,431	$110,620	$(83,293)	$366,633
Non-controlling interests	11,419	1,087	2,952	1,062	16,520
Total stockholders’ equity	$294,294	$57,518	$113,572	$(82,231)	$383,153

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

($ in thousands)	Three Months Ended March 31,
	2022	2021
Total revenues	$282,529	$222,563
Less: Net investment income	(3,167)	(2,767)
Less: Net realized and unrealized gains (losses)	6,643	(9,672)
Underwriting and fee revenues	$286,005	$210,124

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

($ in thousands)	Three Months Ended March 31,
	2022	2021
Income (loss) before income taxes	$14,682	$21,528
Less: Net investment income	(3,167)	(2,767)
Less: Net realized and unrealized gains (losses)	6,643	(9,672)
Plus: Depreciation and amortization	4,354	4,191
Plus: Interest expense	4,759	4,304
Plus: Employee compensation and benefits	22,026	19,089
Plus: Other expenses	14,839	17,632
Underwriting and fee margin	$64,136	$54,305

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

	Three Months Ended March 31, 2022
		Tiptree Capital
($ in thousands)	Insurance	Mortgage	Other	Corporate	Total
Income (loss) before taxes	$14,682	$4,266	$(7,651)	$(12,249)	$(952)
Less: Income tax (benefit) expense	(3,664)	(978)	1,794	2,934	86
Less: Net realized and unrealized gains (losses)	6,643	(6,314)	8,851	—	9,180
Plus: Intangibles amortization (1)	3,946	—	—	—	3,946
Plus: Stock-based compensation expense	2,319	—	—	3,839	6,158
Plus: Non-recurring expenses	23	—	133	—	156
Plus: Non-cash fair value adjustments	—	—	1,514	—	1,514
Less: Tax on adjustments	(2,825)	1,470	(2,113)	(1,168)	(4,636)
Adjusted net income	$21,124	$(1,556)	$2,528	$(6,644)	$15,452

Adjusted net income	$21,124	$(1,556)	$2,528	$(6,644)	$15,452
Average stockholders’ equity	$299,113	$58,962	$117,744	$(84,152)	$391,667
Adjusted return on average equity	28.2%	(10.6)%	8.6%	NM%	15.8%

	Three Months Ended March 31, 2021
		Tiptree Capital
($ in thousands)	Insurance	Mortgage	Other	Corporate	Total
Income (loss) before taxes	$21,528	$13,077	$14,994	$(10,207)	$39,392
Less: Income tax (benefit) expense	(4,429)	(3,096)	(2,907)	1,680	(8,752)
Less: Net realized and unrealized gains (losses)	(9,624)	(3,420)	(13,766)	—	(26,810)
Plus: Intangibles amortization (1)	3,834	—	—	—	3,834
Plus: Stock-based compensation expense	372	165	8	520	1,065
Plus: Non-recurring expenses	270	—	—	—	270
Plus: Non-cash fair value adjustments	—	—	(657)	—	(657)
Less: Tax on adjustments	825	739	2,895	354	4,813
Adjusted net income	$12,776	$7,465	$567	$(7,653)	$13,155

Adjusted net income	$12,776	$7,465	$567	$(7,653)	$13,155
Average stockholders’ equity	$285,885	$65,533	$113,218	$(79,166)	$385,470
Adjusted return on average equity	17.9%	45.6%	2.0%	NM%	13.7%
The footnotes below correspond to the tables above, under “—Adjusted Net Income - Non-GAAP and “—Adjusted Return on Average Equity - Non-GAAP”.
(1) Specifically associated with acquisition purchase accounting. See Note (8) Goodwill and Intangible Assets, net.

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

($ in thousands)	Three Months Ended March 31,
	2022	2021
Net income (loss) attributable to common stockholders	$(960)	$28,581
Add: net (loss) income attributable to non-controlling interests	94	2,059
Corporate debt related interest expense(1)	5,877	6,064
Consolidated provision (benefit) for income taxes	(86)	8,752
Depreciation and amortization	6,156	5,934
Non-cash fair value adjustments(2)	124	(1,980)
Non-recurring expenses(3)	156	270
Unrealized gains (losses) on AFS securities	(26,266)	(3,997)
Adjusted EBITDA	$(14,905)	$45,683

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

($ in thousands, except per share information)	As of March 31,
	2022	2021
Total stockholders’ equity	$383,153	$397,399
Less: Non-controlling interests	16,520	18,956
Total stockholders’ equity, net of non-controlling interests	$366,633	$378,443

Total common shares outstanding	34,878	32,538

Book value per share	$10.51	$11.63

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of liquidity are unrestricted cash, cash equivalents and other liquid investments and distributions from operating subsidiaries, including income from our investment portfolio and sales of assets and investments. We intend to use our cash resources to continue to fund our operations and grow our businesses. We may seek additional sources of cash to fund acquisitions or investments. These additional sources of cash may take the form of debt or equity and may be at the parent, subsidiary or asset level. We are a holding company and our liquidity needs are primarily for interest payments on the Fortress credit facility, compensation, professional fees, office rent and insurance costs. In February 2020, we refinanced our existing facility with Fortress, extending the maturity to February 2025 and increasing the principal amount to $125 million, generating approximately $53 million of cash after repaying the existing facility and expenses. A portion of those funds were invested in Fortegra to fund growth, with the remainder used to provide additional liquidity. As a condition to the closing of the WP Transaction, the Company is required to assign the Fortress credit facility to Fortegra, which would use proceeds from the WP Transaction to pay the unpaid principal balance of the Fortress credit facility. In addition, on or prior to the closing of the WP Transaction, Fortegra would have certain of its subsidiaries repay $30.0 million principal balance of aggregate intercompany promissory notes to Tiptree Holdings LLC, plus accrued interest.

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

As of March 31, 2022, cash and cash equivalents, excluding restricted cash, were $178.0 million, compared to $175.7 million at December 31, 2021, an increase of $2.2 million primarily as a result of additional gross written premium and premium equivalents at Fortegra.

Our mortgage business relies on short term uncommitted sources of financing as a part of their normal course of operations. To date, we have been able to obtain and renew uncommitted warehouse credit facilities. If we were not able to obtain financing, then we may need to draw on other sources of liquidity to fund our mortgage business. See Note (10) Debt, net in the notes to condensed consolidated financial statements, for additional information regarding our mortgage warehouse borrowings.

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

Corporate Debt

($ in thousands)	Corporate Debt Outstanding as of March 31,		Interest Expense for the three months ended March 31,
	2022	2021	2022	2021
Insurance	$160,000	$180,380	$3,446	$3,500
Corporate	112,500	118,750	2,430	2,563
Total	$272,500	$299,130	$5,876	$6,063

As of March 31, 2022, the credit facility with Fortress carries a rate of LIBOR (with a minimum LIBOR rate of 1.0%), plus a margin of 6.75% per annum. The agreement requires quarterly principal payments of approximately $1.56 million. See Note (10) Debt, net in the notes to condensed consolidated financial statements for details.

On August 4, 2020, Fortegra entered into an Amended and Restated Credit Agreement by and among Fortegra and its wholly-owned subsidiary, LOTS Intermediate Co., as borrowers, the lenders from time to time party thereto, certain of Fortegra’s subsidiaries, as guarantors, and Fifth Third Bank, National Association, as the administrative agent and issuing lender (the “Fortegra Credit Agreement”). The Fortegra Credit Agreement provides for a $200.0 million revolving credit facility, all of which is available for the issuance of letters of credit, with a sub-limit of $17.5 million for swing loans, and matures on August 4, 2023. As of March 31, 2022, we had no outstanding borrowings under this facility.

Consolidated Comparison of Cash Flows

($ in thousands)	Three Months Ended March 31,
Total cash provided by (used in):	2022	2021
Net cash (used in) provided by:
Operating activities	$149,067	$27,330
Investing activities	(18,732)	(42,364)
Financing activities	(124,703)	(630)
Net increase (decrease) in cash, cash equivalents and restricted cash	$5,632	$(15,664)

Operating Activities

Cash provided by operating activities was $149.1 million for the three months ended March 31, 2022. In 2022, the primary sources of cash from operating activities included proceeds from mortgage loans outpacing originations and growth in insurance unearned premiums and deferred revenues, partially offset by increases in deferred acquisition costs and reinsurance receivables.

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

Investing Activities

Cash used in investing activities was $18.7 million for the three months ended March 31, 2022. In 2022, the primary use of cash from investing activities was the purchase of investments outpacing proceeds from the sales of investments in our insurance investment portfolio, and the issuance of notes receivable outpacing proceeds.

Cash used in investing activities was $42.4 million for the three months ended March 31, 2021. In 2021, the primary use of cash from investing activities was the purchase of investments outpacing proceeds from the sales of investments in our insurance investment portfolio, and the issuance of notes receivable outpacing proceeds.

Financing Activities

Cash used in financing activities was $124.7 million for the three months ended March 31, 2022. In 2022, principal repayments on mortgage warehouse facilities exceeded proceeds from borrowings.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of our financial statements in accordance with U.S. GAAP, which requires management to make estimates and assumptions that affect the amounts reported in our financial statements and accompanying notes. Actual results could differ materially from those estimates. There have been no material changes to the critical accounting policies and estimates as discussed in Part II, Item 7A in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

Recently Adopted and Issued Accounting Standards

For a discussion of recently adopted and issued accounting standards, see the section “Recent Accounting Standards” in Note (2) Summary of Significant Accounting Policies of the notes to the accompanying consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 described our Quantitative and Qualitative Disclosures About Market Risk. There were no material changes to the assumptions or risks during the three months ended March 31, 2022.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Our legal proceedings are discussed under the heading “Litigation” in Note (20) Commitments and Contingencies in the Notes to the condensed consolidated financial statements in this report.

Item 1A. Risk Factors

For information regarding factors that could affect our Company, results of operations and financial condition, see the risk factors discussed under Part I, Item 1A in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021. There have been no material changes in those risk factors.

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

Tiptree Inc.

Date:	May 5, 2022	By:/s/ Michael Barnes
Michael Barnes
Executive Chairman

Date:	May 5, 2022	By:/s/ Jonathan Ilany
Jonathan Ilany
Chief Executive Officer

Date:	May 5, 2022	By:/s/ Sandra Bell
Sandra Bell
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
10.1
Amendment No. 2 to Partner Emeritus Agreement, effective January 1, 2022, by and between Tiptree Inc. and Arif Inayatullah (previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-33549), filed on January 3, 2022 and herein incorporated by reference).

10.2	Amendment No. 3 to Partner Emeritus Agreement, by and between Tiptree Inc. and Arif Inayatullah effective February 17, 2022
31.1	Certification of Executive Chairman pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.3	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification of Executive Chairman pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
32.2	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
32.3	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
104	Cover page from Tiptree’s Form 10-Q for the quarter ended March 31, 2022 formatted in iXBRL (included in Exhibit 101).

*     Attached as Exhibit 101 to this Quarterly Report on Form 10-Q are the following materials, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets as of March 31, 2022 and December 31, 2021, (ii) the Condensed Consolidated Statements of Operations for the three months ended March 31, 2022 and 2021, (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss) for the three months ended March 31, 2022 and 2021, (iv) the Condensed Consolidated Statements of Changes in Stockholders’ Equity for the three months ended March 31, 2022 and 2021, (v) the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2022 and 2021 and (vi) the Notes to the Condensed Consolidated Financial Statements.