Form 10-Q
period 2022-06-30
TIPTREE INC.
filed 2022-08-08
CIK 1393726

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly period ended June 30, 2022
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

As of August 1, 2022, there were 36,307,930 shares, par value $0.001, of the registrant’s common stock outstanding.

Tiptree Inc.
Quarterly Report on Form 10-Q
June 30, 2022

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
“Corvid Peak Funds” means Corvid Peak Restructuring Partners Onshore Fund LLC and Albatross CP LLC.
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
“Fortegra” or “The Fortegra Group” means The Fortegra Group, LLC and its subsidiaries prior to June 21, 2022 and to The Fortegra Group, Inc. on or after June 21, 2022.
“Fortegra Additional Warrants” means the additional warrants issued to Warburg and Tiptree Holdings to acquire Fortegra Common Stock.
“Fortegra Additional Warrants (Tiptree)” means the Fortegra Additional Warrants issued to Tiptree.
“Fortegra Additional Warrants (Warburg)” means the Fortegra Additional Warrants issued to Warburg.
“Fortegra Common Stock” means the common stock of Fortegra.
“Fortegra Plan” means the 2022 Equity Incentive Plan of Fortegra.
“Fortegra Preferred Stock” means the 5,333,333 shares of Series A Preferred Stock of Fortegra issued to Warburg.
“Fortegra Warrants” means the warrants to purchase shares of Fortegra Common Stock.
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
“Warburg” means WP Falcon Aggregator, L.P., a Delaware limited partnership affiliated with funds advised or managed by Warburg Pincus LLC.
“WP Transaction” means the $200 million strategic investment in Fortegra by Warburg.

TIPTREE INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (Unaudited)
(in thousands, except share data)

	As of
	June 30, 2022	December 31, 2021
Assets:
Investments:
Available for sale securities, at fair value, net of allowance for credit losses	$606,462	$577,448
Loans, at fair value	91,387	105,583
Equity securities	96,876	138,483
Other investments	81,690	168,656
Total investments	876,415	990,170
Cash and cash equivalents	337,916	175,718
Restricted cash	13,397	19,368
Notes and accounts receivable, net	471,462	454,369
Reinsurance receivables	1,029,924	880,836
Deferred acquisition costs	433,614	379,373
Goodwill	186,567	179,103
Intangible assets, net	125,265	122,758
Other assets	151,867	146,844
Assets held for sale	106,282	250,608
Total assets	$3,732,709	$3,599,147

Liabilities and Stockholders’ Equity
Liabilities:
Debt, net	$261,781	$393,349
Unearned premiums	1,219,115	1,123,952
Policy liabilities and unpaid claims	441,078	331,703
Deferred revenue	593,235	534,863
Reinsurance payable	292,355	265,569
Other liabilities and accrued expenses	330,659	306,536
Liabilities held for sale	69,146	242,994
Total liabilities	$3,207,369	$3,198,966

Stockholders’ Equity:
Preferred stock: $0.001 par value, 100,000,000 shares authorized, none issued or outstanding	$—	$—
Common stock: $0.001 par value, 200,000,000 shares authorized, 36,305,016 and 34,124,153 shares issued and outstanding, respectively	36	34
Additional paid-in capital	379,371	317,459
Accumulated other comprehensive income (loss), net of tax	(30,966)	(2,685)
Retained earnings	41,964	68,146
Total Tiptree Inc. stockholders’ equity	390,405	382,954
Non-controlling interests:
Fortegra preferred interests	77,679	—
Common interests	57,256	17,227
Total non-controlling interests	134,935	17,227
Total stockholders’ equity	525,340	400,181
Total liabilities and stockholders’ equity	$3,732,709	$3,599,147

See accompanying notes to condensed consolidated financial statements.

TIPTREE INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations (Unaudited)
(in thousands, except share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenues:
Earned premiums, net	$215,941	$176,958	$424,357	$323,877
Service and administrative fees	77,625	63,700	149,460	121,750
Ceding commissions	3,326	3,080	5,863	6,105
Net investment income	3,365	3,234	6,532	6,001
Net realized and unrealized gains (losses)	15,687	36,092	32,891	105,463
Other revenue	23,899	16,623	45,643	31,179
Total revenues	339,843	299,687	664,746	594,375
Expenses:
Policy and contract benefits	104,665	89,193	209,111	156,367
Commission expense	127,453	99,543	244,876	188,188
Employee compensation and benefits	48,262	45,693	104,717	98,617
Interest expense	9,135	8,981	19,334	18,233
Depreciation and amortization	6,009	6,208	12,165	12,142
Other expenses	39,512	38,594	70,688	69,961
Total expenses	335,036	288,212	660,891	543,508
Income (loss) before taxes	4,807	11,475	3,855	50,867
Less: provision (benefit) for income taxes	26,555	2,427	26,469	11,179
Net income (loss)	(21,748)	9,048	(22,614)	39,688
Less: net income (loss) attributable to non-controlling interests	660	1,079	754	3,138
Net income (loss) attributable to common stockholders	$(22,408)	$7,969	$(23,368)	$36,550

Net income (loss) per common share:
Basic earnings per share	$(0.64)	$0.24	$(0.67)	$1.10
Diluted earnings per share	$(0.64)	$0.22	$(0.67)	$1.05

Weighted average number of common shares:
Basic	35,228,775	32,898,769	34,731,655	32,661,195
Diluted	35,228,775	33,567,897	34,731,655	34,842,812

Dividends declared per common share	$0.04	$0.04	$0.08	$0.08

See accompanying notes to condensed consolidated financial statements.

TIPTREE INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net income (loss)	$(21,748)	$9,048	(22,614)	$39,688

Other comprehensive income (loss), net of tax:
Change in unrealized gains (losses) on available for sale securities	(12,118)	123	(38,384)	(3,875)
Change in unrealized currency translation adjustments	(7,065)	—	(7,065)	—
Related (provision) benefit for income taxes	3,368	(27)	9,163	878
Other comprehensive income (loss), net of tax	(15,815)	96	(36,286)	(2,997)
Comprehensive income (loss)	(37,563)	9,144	(58,900)	36,691
Less: comprehensive income (loss) attributable to non-controlling interests	(102)	1,078	(58)	3,126
Comprehensive income (loss) attributable to common stockholders	$(37,461)	$8,066	$(58,842)	$33,565

See accompanying notes to condensed consolidated financial statements.

TIPTREE INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)
(in thousands, except shares)

	Common stock						Non-controlling interests
	Number of shares	Par value	Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings	Total Tiptree Inc. stockholders’ equity	Fortegra preferred interests	Common interests	Total stockholders' equity
Balance at December 31, 2021	34,124,153	$34	$317,459	$(2,685)	$68,146	$382,954	$—	$17,227	$400,181
Amortization of share-based incentive compensation	—	—	3,600	—	—	3,600	—	620	4,220
Vesting of share-based incentive compensation	270,417	—	(413)	—	—	(413)	—	(1,086)	(1,499)
Shares purchased under stock purchase plan	(89,543)	—	(936)	—	—	(936)	—	—	(936)
Shares issued upon exercise of warrants	1,999,989	2	13,722	—	—	13,724	—	—	13,724
Transfer of liability awards	—	—	4,847	—	—	4,847	—	—	4,847
WP Transaction	—	—	41,092	7,193	—	48,285	77,679	41,044	167,008
Non-controlling interest contributions	—	—	—	—	—	—	—	250	250
Non-controlling interest distributions	—	—	—	—	—	—	—	(583)	(583)
Common stock dividends declared	—	—	—	—	(2,814)	(2,814)	—	—	(2,814)
Other comprehensive income (loss), net of tax	—	—	—	(35,474)	—	(35,474)	—	(812)	(36,286)
Subsidiary preferred dividends declared	—	—	—	—	(158)	(158)	—	—	(158)
Net income (loss)	—	—	—	—	(23,210)	(23,210)	—	596	(22,614)
Balance at June 30, 2022	36,305,016	$36	$379,371	$(30,966)	$41,964	$390,405	$77,679	$57,256	$525,340

Balance at March 31, 2022	34,877,897	$35	$323,916	$(23,106)	$65,788	$366,633	$—	$16,520	$383,153
Amortization of share-based incentive compensation	—	—	438	—	—	438	—	44	482
Vesting of share-based incentive compensation	8,968	—	(286)	—	—	(286)	—	(92)	(378)
Transfer of liability awards	—	—	4,847	—	—	4,847	—	—	4,847
Shares purchased under stock purchase plan	(89,543)	—	(936)	—	—	(936)	—	—	(936)
Shares issued upon exercise of warrants	1,507,694	1	10,300	—	—	10,301	—	—	10,301
WP Transaction	—	—	41,092	7,193	—	48,285	77,679	41,044	167,008
Non-controlling interest contributions	—	—	—	—	—	—	—	—	—
Non-controlling interest distributions	—	—	—	—	—	—	—	—	—
Common stock dividends declared	—	—	—	—	(1,416)	(1,416)	—	—	(1,416)
Other comprehensive income (loss), net of tax	—	—	—	(15,053)	—	(15,053)	—	(762)	(15,815)
Subsidiary preferred dividends declared	—	—	—	—	(158)	(158)	—	—	(158)
Net income (loss)	—	—	—	—	(22,250)	(22,250)	—	502	(21,748)
Balance at June 30, 2022	36,305,016	$36	$379,371	$(30,966)	$41,964	$390,405	$77,679	$57,256	$525,340

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

TIPTREE INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Six Months Ended June 30,
	2022	2021
Operating Activities:
Net income (loss) attributable to common stockholders	$(23,368)	$36,550
Net income (loss) attributable to non-controlling interests	754	3,138
Net income (loss)	(22,614)	39,688
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Net realized and unrealized (gains) losses	(32,891)	(105,463)
Net (gain) loss on held for sale of business	(3,696)	789
Non-cash compensation expense	6,215	2,213
Amortization/accretion of premiums and discounts	1,089	1,402
Depreciation and amortization expense	12,165	12,142
Non-cash lease expense	4,566	4,446
Deferred provision (benefit) for income taxes	25,570	10,340
Amortization of deferred financing costs	787	774
Other	1,075	494
Changes in operating assets and liabilities:
Mortgage loans originated for sale	(1,662,819)	(1,733,658)
Proceeds from the sale of mortgage loans originated for sale	1,896,892	1,833,832
(Increase) decrease in notes and accounts receivable	6,863	(18,828)
(Increase) decrease in reinsurance receivables	(149,088)	(34,742)
(Increase) decrease in deferred acquisition costs	(54,241)	(77,192)
(Increase) decrease in other assets	3,960	(5,291)
Increase (decrease) in unearned premiums	95,163	107,889
Increase (decrease) in policy liabilities and unpaid claims	109,375	52,202
Increase (decrease) in deferred revenue	57,984	73,399
Increase (decrease) in reinsurance payable	26,786	5,930
Increase (decrease) in other liabilities and accrued expenses	(38,628)	(24,763)
Net cash provided by (used in) operating activities	284,513	145,603
Investing Activities:
Purchases of investments	(623,587)	(765,351)
Proceeds from sales and maturities of investments	632,143	644,192
Purchases of property, plant and equipment	(3,083)	(1,191)
Proceeds from the sale of businesses and other assets	742	125
Proceeds from notes receivable	37,279	27,044
Issuance of notes receivable	(52,145)	(30,693)
Business and asset acquisitions, net of cash and deposits	(14,960)	—
Net cash provided by (used in) investing activities	(23,611)	(125,874)
Financing Activities:
Dividends paid	(2,814)	(2,660)
Cash received for the exercise of warrants	13,724	—
Net non-controlling interest (redemptions) contributions	(2,053)	(1,006)
Issuance of Fortegra Common Stock	98,433	—
Issuance of Fortegra Warrants	13,101	—
Issuance of Fortegra Additional Warrants (Warburg)	6,230	—
Issuance of Fortegra Preferred Stock	83,486	—
Payment of WP Transaction costs	(11,651)	—
Payment of debt issuance costs	(3)	(62)
Proceeds from borrowings and mortgage notes payable	1,812,615	1,868,331
Principal paydowns of borrowings and mortgage notes payable	(2,111,803)	(1,896,753)
Repurchases of common stock and other changes in additional paid-in capital	(936)	(2,882)
Net cash provided by (used in) financing activities	(101,671)	(35,032)
Effect of exchange rate changes on cash	(3,192)	—
Net increase (decrease) in cash, cash equivalents and restricted cash	156,039	(15,303)
Cash, cash equivalents and restricted cash – beginning of period	195,086	195,275
Cash, cash equivalents and restricted cash – beginning of period - held for sale	9,360	4,879
Cash, cash equivalents and restricted cash – end of period	360,485	184,851
Less: Reclassification of cash to assets held for sale	9,172	6,915
Cash, cash equivalents and restricted cash – end of period	$351,313	$177,936

Supplemental Schedule of Non-Cash Investing and Financing Activities:
Right of use asset obtained in exchange for lease liability	$12,232	$2,349
Bonds and trade receivables exchanged for corporate loans and equity securities	$19,846	$—
	As of
Reconciliation of cash, cash equivalents and restricted cash	June 30, 2022	December 31, 2021
Cash and cash equivalents	$337,916	$175,718
Restricted cash	13,397	19,368
Total cash, cash equivalents and restricted cash shown in the statements of cash flows	$351,313	$195,086

TIPTREE INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

See accompanying notes to condensed consolidated financial statements.

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2022
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

On June 21, 2022, the Company closed the WP Transaction whereby Warburg invested $200,000 in Fortegra in exchange for Fortegra Common Stock, Fortegra Preferred Stock, Fortegra Warrants and Fortegra Additional Warrants. See Note (17) Stockholders’ Equity for additional information regarding the terms of the securities issued in connection with the closing of the WP Transaction. As of June 30, 2022, Fortegra was owned approximately 79.2% by Tiptree Holdings, 17.4% by Warburg and 3.4% by management and directors of Fortegra, before giving effect to the exercise of outstanding warrants and the conversion of outstanding preferred stock.

(2) Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements of Tiptree have been prepared in accordance with generally accepted accounting principles in the United States of America (GAAP) and include the accounts of the Company and its subsidiaries. The condensed consolidated financial statements are presented in U.S. dollars, the main operating currency of the Company. The unaudited condensed consolidated financial statements presented herein should be read in conjunction with the annual audited financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021. In the opinion of management, the accompanying unaudited interim financial information reflects all adjustments, including normal recurring adjustments necessary to present fairly the Company’s financial position, results of operations, comprehensive income and cash flows for each of the interim periods presented. The results of operations for the three and six months ended June 30, 2022 are not necessarily indicative of the results that may be expected for the full year ending on December 31, 2022.

Non-controlling interests on the condensed consolidated balance sheets represent the ownership interests in certain consolidated subsidiaries held by entities or persons other than Tiptree. Accounts and transactions between consolidated entities have been eliminated.

Recent Accounting Standards

Recently Adopted Accounting Pronouncements

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2022
(in thousands, except share data)

Standard	Description	Adoption Date	Impact on Financial Statements
Accounting Standard Update (ASU) 2020-06, Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40)
The standard simplifies the accounting for certain financial instruments. The guidance reduces the number of accounting models for convertible debt instruments by eliminating the cash conversion and beneficial conversion models and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. The ASU amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. Either a full or modified retrospective method of transition is permissible for the adoption of this standard.
		January 1, 2022	The adoption of the standard does not currently impact the Company’s condensed consolidated financial statements.
Accounting Standard Update (ASU) 2021-08, Business Combinations (Topic 805) - Accounting for Contract Assets and Contract Liabilities from Contracts with Customers
This standard addresses diversity in practice and inconsistency related to recognition of an acquired contract liability, and payment terms and their effect on subsequent revenue recognized by the acquirer. This standard is effective for annual periods beginning after December 15, 2023, including interim periods within those fiscal years. Entities should apply the provisions of the new standard prospectively to business combinations occurring on or after the effective date of the standard. Early adoption is permitted, including in an interim period. We early adopted this standard and applied it to all 2022 business combinations.
		January 1, 2022	The adoption of the standard does not currently impact the Company’s condensed consolidated financial statements.

Recently Issued Accounting Pronouncements, Not Yet Adopted

During the six months ended June 30, 2022, there were no accounting standards issued applicable to the Company.

(3) Acquisitions

Acquisition of ITC Compliance GRP Limited

On April 1, 2022, a subsidiary in our insurance business acquired all of the equity interests in ITC Compliance GRP Limited (“ITC”) for total cash consideration of approximately $15,000, net of cash acquired of $6,123, plus earn out payments based on achievement of specific performance metrics. ITC is a provider of regulatory support and compliance services to the retail automotive sector in the United Kingdom.

The preliminary purchase price allocation below has been developed based on preliminary estimates of fair value using the historical financial statements of ITC as of the acquisition date and is subject to the completion of management’s final analysis. Identifiable assets acquired were primarily made up of goodwill and intangible assets. Management’s preliminary allocation of the purchase price to the net assets acquired resulted in the recording of goodwill and intangible assets of $8,044 and $10,964, respectively, which the Company may modify during the one year period allowed for purchase accounting adjustments during the measurement period.

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2022
(in thousands, except share data)

(4) Assets and Liabilities Held for Sale

Luxury

The Company has entered into a definitive agreement to sell Luxury, and it is classified as held for sale at June 30, 2022 and December 31, 2021. We have noted no change to our intention to sell and consider the sale to be probable pending regulatory approval. The transaction did not meet the requirements to be classified as a discontinued operation. The following table presents detail of Luxury’s assets and liabilities held for sale in the condensed consolidated balance sheets for the following periods:

	As of
	June 30, 2022	December 31, 2021
Assets:
Investments:
Loans, at fair value	$61,270	$236,810
Other investments	1,741	2,071
Total investments	63,011	238,881
Cash, cash equivalents and restricted cash	9,172	9,360
Notes and accounts receivable, net	891	157
Other assets	1,989	2,210
Assets held for sale	$75,063	$250,608

Liabilities:
Debt, net	$62,332	$227,973
Other liabilities and accrued expenses	6,814	15,021
Liabilities held for sale	$69,146	$242,994

Luxury’s earnings had no impact to net income (loss) attributable to common stockholders for the three or six months ended June 30, 2022 and 2021.

Marine

In the three months ended June 30, 2022, the Company completed the sale of one dry bulk vessel from its maritime shipping operations, which had previously been held for sale. The Company recognized a net gain of $7,117 based on $21,500 of proceeds plus final settlement of assets. Also in the three months ended June 30, 2022, we entered into definitive agreements to sell the remaining two dry bulk vessels for $46,200. As of June 30, 2022, these two additional vessels are classified as held for sale. We expect the remaining sales to be completed in the third quarter of 2022. The following table presents detail of the assets held for sale in the condensed consolidated balance sheet as of June 30, 2022:

As of
June 30, 2022
Assets:
Investments:
Other investments	$30,105
Total investments	30,105
Other assets	1,114
Assets held for sale	$31,219

(5) Segment Data

Tiptree is a holding company that allocates capital across a broad spectrum of businesses, assets and other investments. Tiptree’s principal operating subsidiary, The Fortegra Group, is a leading provider of specialty insurance, service contract products and related service solutions. Based on the ASC 280, Segment Reporting, quantitative analysis performed, our reportable segments are Insurance and Mortgage. We refer to our non-insurance operations, assets and other investments, comprised of our Mortgage reportable segment and our non-reportable operating segments and other business activities, as

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2022
(in thousands, except share data)

Tiptree Capital. Corporate activities include holding company interest expense, employee compensation and benefits, and other expenses.

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

Descriptions of our Insurance reportable segment and Tiptree Capital, including our Mortgage reportable segment, are as follows:

Insurance operations are conducted through Fortegra, which is a leading provider of specialty insurance products and related services. Fortegra designs, markets and underwrites specialty commercial and personal property and casualty insurance products incorporating value-added coverages and services for select target markets or niches. Fortegra’s products and services include niche commercial and personal lines, service contracts, and other insurance services.

Tiptree Capital:

Mortgage operations are conducted through Reliance. The Company’s mortgage origination business originates loans for sale to institutional investors, including GSEs and FHA/VA and services loans on behalf of Fannie Mae, Freddie Mac, and Ginnie Mae.

Other includes our maritime shipping operations (including our two held for sale dry bulk vessels), asset management, other investments (including our Invesque shares), and our held-for-sale mortgage operations (Luxury).

The tables below present the components of revenue, expense, income (loss) before taxes, and assets for our reportable segments as well as Tiptree Capital - Other for the following periods:

	Three Months Ended June 30, 2022
		Tiptree Capital
	Insurance	Mortgage	Other	Total
Total revenues	$293,831	$18,189	$27,823	$339,843
Total expenses	(284,760)	(18,165)	(18,781)	(321,706)
Corporate expenses	—	—	—	(13,330)
Income (loss) before taxes	$9,071	$24	$9,042	$4,807
Less: provision (benefit) for income taxes				26,555
Net income (loss)				$(21,748)
Less: net income (loss) attributable to non-controlling interests				660
Net income (loss) attributable to common stockholders				$(22,408)

	Three Months Ended June 30, 2021
		Tiptree Capital
	Insurance	Mortgage	Other	Total
Total revenues	$252,255	$25,272	$22,160	$299,687
Total expenses	(237,551)	(19,497)	(19,540)	(276,588)
Corporate expenses	—	—	—	(11,624)
Income (loss) before taxes	$14,704	$5,775	$2,620	$11,475
Less: provision (benefit) for income taxes				2,427
Net income (loss)				$9,048
Less: net income (loss) attributable to non-controlling interests				1,079
Net income (loss) attributable to common stockholders				$7,969

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2022
(in thousands, except share data)

	Six Months Ended June 30, 2022
		Tiptree Capital
	Insurance	Mortgage	Other	Total
Total revenues	$576,360	$43,590	$44,796	$664,746
Total expenses	(552,607)	(39,300)	(43,405)	(635,312)
Corporate expenses	—	—	—	(25,579)
Income (loss) before taxes	$23,753	$4,290	$1,391	$3,855
Less: provision (benefit) for income taxes				26,469
Net income (loss)				$(22,614)
Less: net income (loss) attributable to non-controlling interests				754
Net income (loss) attributable to common stockholders				$(23,368)

	Six Months Ended June 30, 2021
		Tiptree Capital
	Insurance	Mortgage	Other	Total
Total revenues	$474,818	$59,766	$59,791	$594,375
Total expenses	(438,586)	(40,914)	(42,177)	(521,677)
Corporate expenses	—	—	—	(21,831)
Income (loss) before taxes	$36,232	$18,852	$17,614	$50,867
Less: provision (benefit) for income taxes				11,179
Net income (loss)				$39,688
Less: net income (loss) attributable to non-controlling interests				3,138
Net income (loss) attributable to common stockholders				$36,550

The Company conducts its operations primarily in the U.S. with 7.5% and 6.5% of total revenues generated overseas for the three months ended June 30, 2022 and 2021, respectively, and 6.7% and 6.2% for the six months ended June 30, 2022 and 2021, respectively.

The following table presents the reportable segments and Tiptree Capital - Other assets for the following periods:

	As of June 30, 2022					As of December 31, 2021
		Tiptree Capital					Tiptree Capital
	Insurance	Mortgage	Other	Corporate	Total	Insurance	Mortgage	Other	Corporate	Total
Total assets	$3,314,541	$166,703	$186,251	$65,214	$3,732,709	$3,002,152	$201,134	$384,564	$11,297	$3,599,147

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2022
(in thousands, except share data)

(6) Investments

The following table presents the Company's investments related to insurance operations and other Tiptree investing activities, measured at fair value as of the following periods:

	As of June 30, 2022
		Tiptree Capital
	Insurance	Mortgage	Other	Total
Available for sale securities, at fair value, net of allowance for credit losses	$606,462	$—	$—	$606,462
Loans, at fair value	21,784	69,603	—	91,387
Equity securities	79,597	—	17,279	96,876
Other investments	39,397	6,424	35,869	81,690
Total investments	$747,240	$76,027	$53,148	$876,415

	As of December 31, 2021
		Tiptree Capital
	Insurance	Mortgage	Other	Total
Available for sale securities, at fair value, net of allowance for credit losses	$577,448	$—	$—	$577,448
Loans, at fair value	7,099	98,484	—	105,583
Equity securities	109,684	—	28,799	138,483
Other investments	79,975	7,981	80,700	168,656
Total investments	$774,206	$106,465	$109,499	$990,170

Available for Sale Securities, at fair value

All of the Company’s investments in Available for Sale Securities, at fair value, net of allowance for credit losses (AFS securities) as of June 30, 2022 and December 31, 2021 are held by subsidiaries in the insurance segment. The following tables present the Company's investments in AFS securities:

	As of June 30, 2022
	Amortized cost	Allowance for Credit Losses(1)	Gross unrealized gains	Gross unrealized losses	Fair value
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$396,857	$—	$1,657	$(24,877)	$373,637
Obligations of state and political subdivisions	48,359	(2)	117	(3,551)	44,923
Corporate securities	175,445	(315)	39	(11,634)	163,535
Asset backed securities	22,617	(1)	—	(3,371)	19,245
Certificates of deposit	2,696	—	—	(1)	2,695
Obligations of foreign governments	2,641	(3)	—	(211)	2,427
Total	$648,615	$(321)	$1,813	$(43,645)	$606,462

	As of December 31, 2021
	Amortized cost	Allowance for Credit Losses(1)	Gross unrealized gains	Gross unrealized losses	Fair value
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$352,288	$—	$2,087	$(3,197)	$351,178
Obligations of state and political subdivisions	57,923	—	1,050	(313)	58,660
Corporate securities	145,997	(241)	517	(1,396)	144,877
Asset backed securities	19,511	—	82	(2,146)	17,447
Certificates of deposit	2,696	—	—	—	2,696
Obligations of foreign governments	2,649	(4)	3	(58)	2,590
Total	$581,064	$(245)	$3,739	$(7,110)	$577,448
(1) Represents the amount of impairment that has resulted from credit-related factors, and therefore was recognized in net realized and unrealized gains (losses) as a credit loss on AFS securities. Amount excludes unrealized losses relating to non-credit factors.

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2022
(in thousands, except share data)

The amortized cost and fair values of AFS securities, by contractual maturity date, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	As of
	June 30, 2022		December 31, 2021
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$50,182	$49,955	$41,033	$41,150
Due after one year through five years	301,389	286,232	269,487	268,537
Due after five years through ten years	73,741	69,478	52,561	52,000
Due after ten years	200,686	181,552	198,472	198,314
Asset backed securities	22,617	19,245	19,511	17,447
Total	$648,615	$606,462	$581,064	$577,448

The following tables present the gross unrealized losses on AFS securities by length of time that individual AFS securities have been in a continuous unrealized loss position for less than twelve months, and twelve months or greater and do not have an allowance for credit losses:

	As of June 30, 2022
	Less Than or Equal to One Year			More Than One Year
	Fair value	Gross unrealized losses	# of Securities(1)	Fair value	Gross unrealized losses	# of Securities(1)
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$278,658	$(20,066)	572	$40,029	$(4,811)	135
Obligations of state and political subdivisions	25,769	(3,148)	102	3,907	(403)	20
Corporate securities	138,739	(9,696)	508	18,093	(1,938)	77
Asset backed securities	14,074	(641)	74	3,367	(2,730)	7
Certificates of deposit	1,339	(1)	2	—	—	—
Obligations of foreign governments	1,318	(95)	5	1,108	(116)	4
Total	$459,897	$(33,647)	1,263	$66,504	$(9,998)	243

	As of December 31, 2021
	Less Than or Equal to One Year			More Than One Year
	Fair value	Gross unrealized losses	# of Securities(1)	Fair value	Gross unrealized losses	# of Securities(1)
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$216,378	$(2,827)	324	$11,920	$(370)	47
Obligations of state and political subdivisions	17,190	(275)	64	1,152	(38)	5
Corporate securities	99,434	(1,159)	326	9,722	(237)	45
Asset backed securities	7,454	(84)	38	2,316	(2,062)	5
Certificates of deposit	1,339	—	2	—	—	—
Obligations of foreign governments	2,278	(58)	8	—	—	—
Total	$344,073	$(4,403)	762	$25,110	$(2,707)	102
(1)    Presented in whole numbers.

Management believes that it is more likely than not that the Company will be able to hold the fixed maturity AFS securities that were in an unrealized loss position as of June 30, 2022 until full recovery of their amortized cost basis.

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2022
(in thousands, except share data)

The table below presents a roll-forward of the activity in the allowance for credit losses on AFS securities by type as of June 30, 2022:

	Obligations of state and political subdivisions	Corporate securities	Asset backed securities	Obligations of foreign governments	Total
Balance at December 31, 2020	$—	$—	$—	$—	$—
(Increase) in allowance for credit losses	—	(105)	—	(5)	(110)
Reduction in credit losses due to AFS securities sold during the year	—	3	—	—	3
Gains from recoveries of amounts previously written off	—	23	—	1	24
Balance at June 30, 2021	$—	$(79)	$—	$(4)	$(83)

Balance at December 31, 2021	$—	$(241)	$—	$(4)	$(245)
(Increase) in allowance for credit losses	(2)	(123)	(1)	—	(126)
Gains from recoveries of amounts previously written off	—	49	—	1	50
Balance at June 30, 2022	$(2)	$(315)	$(1)	$(3)	$(321)

The Company applies a discounted cash flow model, based on assumptions and model outputs provided by an investment management company, in determining its lifetime expected credit losses on AFS securities. This includes determining the present value of expected future cash flows discounted at the book yield of the security.

The table below presents the amount of gains from recoveries (credit losses) on AFS securities recorded by the Company for the following period:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net gains from recoveries (credit losses) on AFS securities	(54)	23	(76)	(83)

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

	As of
	June 30, 2022	December 31, 2021
Fair value of restricted investments in trust pursuant to reinsurance agreements	$37,707	$42,471
Fair value of restricted investments for special deposits required by state insurance departments	15,928	7,189
Total fair value of restricted investments	$53,635	$49,660

The following table presents additional information on the Company’s AFS securities:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Purchases of AFS securities	$71,201	$74,029	$126,343	$142,731

Proceeds from maturities, calls and prepayments of AFS securities	$17,397	$16,889	$37,639	$34,629

Gross proceeds from sales of AFS securities	$—	$19,544	$16,970	$33,189

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2022
(in thousands, except share data)

The following table presents the gross realized gains and gross realized losses from sales and redemptions of AFS securities:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Gross realized gains	$—	$194	$74	$322
Gross realized (losses)	—	(2)	(184)	(2)
Total net realized gains (losses) from investment sales and redemptions	$—	$192	$(110)	320

Loans, at fair value

The following table presents the Company’s investments in loans measured at fair value and the Company’s investments in loans measured at fair value pledged as collateral:

	As of June 30, 2022				As of December 31, 2021
	Fair value	Unpaid principal balance (UPB)	Fair value exceeds / (below) UPB	Pledged as collateral	Fair value	Unpaid principal balance (UPB)	Fair value exceeds / (below) UPB	Pledged as collateral
Insurance:
Corporate loans (1)	$21,784	$23,377	$(1,593)	$—	$7,099	$10,156	$(3,057)	$—
Mortgage:
Mortgage loans held for sale (2)	69,603	68,285	1,318	69,243	98,484	95,264	3,220	95,542
Total loans, at fair value	$91,387	$91,662	$(275)	$69,243	$105,583	$105,420	$163	$95,542
(1)    The cost basis of Corporate loans was approximately $23,370 and $9,094 at June 30, 2022 and December 31, 2021, respectively.
(2)    As of June 30, 2022, there were no mortgage loans held for sale that were 90 days or more past due. As of December 31, 2021, there was one mortgage loan held for sale that was 90 days or more past due, with a fair value of $136.

Equity Securities

Equity securities consist mainly of publicly traded common and preferred stocks and fixed income exchange traded funds. Included within the equity securities balance are 17.0 million shares of Invesque as of June 30, 2022 and December 31, 2021, for which the Company has elected to apply the fair value option. The following table presents information on the cost and fair value of the Company’s equity securities related to insurance operations and other Tiptree investing activity as of the following periods:

	As of June 30, 2022
	Insurance		Tiptree Capital - Other		Total
	Cost	Fair Value	Cost	Fair Value	Cost	Fair Value
Invesque	$23,339	$3,609	$111,491	$17,279	$134,830	$20,888
Fixed income exchange traded fund	56,801	56,529	—	—	56,801	56,529
Other equity securities	21,202	19,459	—	—	21,202	19,459
Total equity securities	$101,342	$79,597	$111,491	$17,279	$212,833	$96,876

	As of December 31, 2021
	Insurance		Tiptree Capital - Other		Total
	Cost	Fair Value	Cost	Fair Value	Cost	Fair Value
Invesque	$23,339	$6,015	$111,491	$28,799	$134,830	$34,814
Fixed income exchange traded fund	52,176	53,154	—	—	52,176	53,154
Other equity securities	49,664	50,515	—	—	49,664	50,515
Total equity securities	$125,179	$109,684	$111,491	$28,799	$236,670	$138,483

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2022
(in thousands, except share data)

Other Investments

The following table contains information regarding the Company’s other investments as of the following periods:

	As of June 30, 2022
		Tiptree Capital
	Insurance	Mortgage	Other	Total
Corporate bonds, at fair value (1)	$17,338	$—	$—	$17,338
Vessels, net (2)	—	—	34,450	34,450
Debentures	20,508	—	—	20,508
Other	1,551	6,424	1,419	9,394
Total other investments	$39,397	$6,424	$35,869	$81,690

	As of December 31, 2021
		Tiptree Capital
	Insurance	Mortgage	Other	Total
Corporate bonds, at fair value (1)	$38,965	$—	$—	$38,965
Vessels, net (2)	—	—	79,368	79,368
Debentures	21,057	—	—	21,057
Trade claims	19,737	—	—	19,737
Other	216	7,981	1,332	9,529
Total other investments	$79,975	$7,981	$80,700	$168,656

(1)    The cost basis of corporate bonds was $20,794 and $36,436 as of June 30, 2022 and December 31, 2021, respectively.
(2)     Net of accumulated depreciation of $5,948 and $13,059 as of June 30, 2022 and December 31, 2021, respectively.

Net Investment Income - Insurance

Net investment income represents investment income and expense from investments related to insurance operations as disclosed within net investment income on the consolidated statements of operations. The following table presents the components of net investment income by source of income:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Interest:
AFS securities	$2,662	$1,682	$4,861	$3,406
Loans, at fair value	174	294	341	499
Other investments	1,518	1,698	2,858	2,980
Dividends from equity securities	83	115	671	204
Other	—	(4)	—	16
Subtotal	4,437	3,785	8,731	7,105
Less: investment expenses	1,072	551	2,199	1,104
Net investment income	$3,365	$3,234	$6,532	$6,001

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2022
(in thousands, except share data)

Other Investment Income - Tiptree Capital

Other investment income represents other revenue from other Tiptree non-insurance activities as disclosed within other revenue on the condensed consolidated statements of operations, see Note (16) Other Revenue and Other Expenses. The following tables present the components of other investment income by type:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Interest:
Loans, at fair value (1)	$1,579	$1,384	$3,886	$3,056
Loan fee income	4,960	5,135	10,496	10,497
Vessel related revenue	11,646	7,918	20,508	13,617
Other investment income	$18,185	$14,437	$34,890	$27,170
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net realized gains (losses)
Insurance:
Reclass of unrealized gains (losses) on AFS securities from OCI	$—	$192	$(110)	$320
Net gains from recoveries (credit losses) on AFS securities	(54)	23	(76)	(83)
Net realized gains (losses) on loans	(469)	(479)	(376)	(479)
Net realized gains (losses) on equity securities	18	(2,711)	(2,465)	(4,564)
Net realized gains (losses) on corporate bonds	(1,025)	(318)	(112)	1,498
Other	(2,279)	(667)	(6,563)	1,910
Tiptree Capital
Mortgage:
Net realized gains (losses) on loans	7,155	21,581	20,573	46,314
Other	8,647	1,283	12,713	2,248
Other:
Net realized gains (losses) on loans (1)	9,663	11,701	24,403	25,588
Net realized gains on vessel sales	7,118	—	7,118	—
Other	321	1,085	762	1,754
Total net realized gains (losses)	29,095	31,690	55,867	74,506

Net unrealized gains (losses)
Insurance:
Net change in unrealized gains (losses) on loans	584	631	316	1,487
Net unrealized gains (losses) on equity securities held at period end	(2,474)	4,202	(4,635)	15,289
Reclass of unrealized (gains) losses from prior periods for equity securities sold	(2,767)	1,616	(952)	405
Other	(1,660)	335	(1,796)	(3,287)
Tiptree Capital
Mortgage:
Net change in unrealized gains (losses) on loans	1,216	817	(1,901)	(825)

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2022
(in thousands, except share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Other	(3,566)	(2,957)	2,481	3,066
Other:
Net change in unrealized gains (losses) on loans (1)	(932)	(215)	(4,513)	(2,115)
Net unrealized gains (losses) on equity securities held at period end	(2,669)	141	(11,519)	13,908
Other	(1,140)	(168)	(457)	3,029
Total net unrealized gains (losses)	(13,408)	4,402	(22,976)	30,957
Total net realized and unrealized gains (losses)	$15,687	$36,092	$32,891	$105,463
(1)    Relates to Loans, at fair value classified as Held for Sale. See Note (4) Assets and Liabilities Held for Sale.

(7) Notes and Accounts Receivable, net

The following table presents the total notes and accounts receivable, net:

	As of
	June 30, 2022	December 31, 2021
Accounts and premiums receivable, net	$122,009	$137,082
Retrospective commissions receivable	176,275	157,853
Notes receivable, net - premium financing program	108,417	89,788
Trust receivables	36,387	41,889
Other receivables	28,374	27,757
Total notes and accounts receivable, net	$471,462	$454,369

The following table presents the total valuation allowance and bad debt expense for the following periods:

	Valuation allowance		Bad Debt Expense
	As of		Three Months Ended June 30,		Six Months Ended June 30,
	June 30, 2022	December 31, 2021
			2022	2021	2022	2021
Notes receivable, net - premium financing program (1)	$92	$123	$28	$62	$90	$142

Accounts and premiums receivable, net	$99	$120	$37	$6	$45	$10
(1)    As of June 30, 2022 and December 31, 2021, there were $218 and $1,311 in balances classified as 90 days plus past due, respectively.

(8) Reinsurance Receivables

The following table presents the effect of reinsurance on premiums written and earned by our insurance business for the following periods:

	Direct amount	Ceded to other companies	Assumed from other companies	Net amount	Percentage of amount - assumed to net
Three Months Ended June 30, 2022
Premiums written:
Life insurance	$24,036	$11,428	$46	$12,654	0.4%
Accident and health insurance	33,327	22,779	6,647	17,195	38.7%
Property and liability insurance	296,251	157,294	66,411	205,368	32.3%
Total premiums written	353,614	191,501	73,104	235,217	31.1%

Premiums earned:
Life insurance	20,541	10,309	139	10,371	1.3%
Accident and health insurance	33,316	22,518	6,709	17,507	38.3%
Property and liability insurance	257,061	135,224	66,226	188,063	35.2%

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2022
(in thousands, except share data)

	Direct amount	Ceded to other companies	Assumed from other companies	Net amount	Percentage of amount - assumed to net
Total premiums earned	$310,918	$168,051	$73,074	$215,941	33.8%

Three Months Ended June 30, 2021
Premiums written:
Life insurance	$20,732	$10,551	$277	$10,458	2.6%
Accident and health insurance	29,423	20,016	567	9,974	5.7%
Property and liability insurance	256,129	128,932	89,065	216,262	41.2%
Total premiums written	306,284	159,499	89,909	236,694	38.0%

Premiums earned:
Life insurance	17,481	9,646	335	8,170	4.1%
Accident and health insurance	29,322	19,625	1,683	11,380	14.8%
Property and liability insurance	201,803	105,303	60,908	157,408	38.7%
Total premiums earned	$248,606	$134,574	$62,926	$176,958	35.6%

Six Months Ended June 30, 2022
Premiums written:
Life insurance	$44,095	$19,822	$95	$24,368	0.4%
Accident and health insurance	68,165	46,325	6,896	28,736	24.0%
Property and liability insurance	595,414	313,483	164,883	446,814	36.9%
Total premiums written	$707,674	$379,630	$171,874	$499,918	34.4%

Premiums earned:
Life insurance	$40,481	$20,435	$307	$20,353	1.5%
Accident and health insurance	69,374	47,069	7,041	29,346	24.0%
Property and liability insurance	514,541	276,639	136,756	374,658	36.5%
Total premiums earned	$624,396	$344,143	$144,104	$424,357	34.0%

Six Months Ended June 30, 2021
Premiums written:
Life insurance	$39,304	$21,578	$687	$18,413	3.7%
Accident and health insurance	61,586	42,683	5,428	24,331	22.3%
Property and liability insurance	526,283	265,287	131,952	392,948	33.6%
Total premiums written	$627,173	$329,548	$138,067	$435,692	31.7%

Premiums earned:
Life insurance	$34,974	$19,411	$675	$16,238	4.2%
Accident and health insurance	59,501	40,100	5,474	24,875	22.0%
Property and liability insurance	443,631	265,698	104,831	282,764	37.1%
Total premiums earned	$538,106	$325,209	$110,980	$323,877	34.3%

The following table presents the components of policy and contract benefits, including the effect of reinsurance on losses and loss adjustment expenses (LAE) incurred:

	Direct amount	Ceded to other companies	Assumed from other companies	Net amount	Percentage of amount - assumed to net
Three Months Ended June 30, 2022
Losses and LAE Incurred
Life insurance	$11,005	$5,988	$81	$5,098	1.6%
Accident and health insurance	7,983	6,589	4,921	6,315	77.9%
Property and liability insurance	103,839	69,597	37,298	71,540	52.1%
Total losses and LAE incurred	122,827	82,174	42,300	82,953	51.0%
	Member benefit claims (1)			21,712
	Total policy and contract benefits			$104,665

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2022
(in thousands, except share data)

	Direct amount	Ceded to other companies	Assumed from other companies	Net amount	Percentage of amount - assumed to net
Three Months Ended June 30, 2021
Losses and LAE Incurred
Life insurance	$11,946	$7,044	$212	$5,114	4.1%
Accident and health insurance	5,101	4,101	660	1,660	39.8%
Property and liability insurance	96,432	71,426	37,961	62,967	60.3%
Total losses and LAE incurred	113,479	82,571	38,833	69,741	55.7%
	Member benefit claims (1)			19,452
	Total policy and contract benefits			$89,193

Six Months Ended June 30, 2022
Losses and LAE Incurred
Life insurance	$27,610	$14,770	$346	$13,186	2.6%
Accident and health insurance	17,971	14,338	6,093	9,726	62.6%
Property and liability insurance	214,215	146,544	75,646	143,317	52.8%
Total losses and LAE incurred	259,796	175,652	82,085	166,229	49.4%
	Member benefit claims (1)			42,882
	Total policy and contract benefits			$209,111

Six Months Ended June 30, 2021
Losses and LAE Incurred
Life insurance	$27,542	$16,377	$365	$11,530	3.2%
Accident and health insurance	9,919	7,916	1,319	3,322	39.7%
Property and liability insurance	172,353	123,423	56,210	105,140	53.5%
Total losses and LAE incurred	209,814	147,716	57,894	119,992	48.2%
	Member benefit claims (1)			36,375
	Total policy and contract benefits			$156,367
(1)    Member benefit claims are not covered by reinsurance.

The following table presents the components of the reinsurance receivables:

	As of
	June 30, 2022	December 31, 2021
Prepaid reinsurance premiums:
Life insurance (1)	$72,139	$73,478
Accident and health insurance (1)	80,777	81,521
Property and liability insurance	522,211	479,091
Total	675,127	634,090

Ceded claim reserves:
Life insurance	3,806	3,928
Accident and health insurance	17,700	12,239
Property and liability insurance	198,313	148,962
Total ceded claim reserves recoverable	219,819	165,129
Other reinsurance settlements recoverable	134,978	81,617
Reinsurance receivables	$1,029,924	$880,836
(1)    Including policyholder account balances ceded.
The following table presents the aggregate amount included in reinsurance receivables that is comprised of the three largest receivable balances from non-affiliated reinsurers:

As of
June 30, 2022
Total of the three largest receivable balances from non-affiliated reinsurers	$146,704

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2022
(in thousands, except share data)

As of June 30, 2022, the non-affiliated reinsurers from whom our insurance business has the largest receivable balances were: Allianz Global Corporate & Specialty SE (A.M. Best Rating: A+ rated), Canada Life International Reinsurance (Bermuda) Corporation (A.M. Best Rating: A+ rated), and Canada Life Assurance Company (A.M. Best Rating: A+ rated). A majority of the related receivables from these reinsurers are collateralized by assets on hand and letters of credit; receivable balances from authorized reinsurers do not require collateral. Allianz Global Corporate & Specialty SE and Canada Life Assurance Company are authorized reinsurers in the states in which Fortegra’s U.S. based insurance entities are domiciled. The Company monitors authorization status and A.M. Best ratings of its reinsurers periodically. As of June 30, 2022, the Company does not believe there is a risk of loss due to the concentration of credit risk in the reinsurance program given the collateralization.

(9) Goodwill and Intangible Assets, net

The following table presents identifiable finite and indefinite-lived intangible assets, accumulated amortization, and goodwill by operating segment and/or reporting unit, as appropriate:

	As of June 30, 2022			As of December 31, 2021
Finite-Lived Intangible Assets:	Insurance	Other	Total	Insurance	Other	Total

Customer relationships	$149,858	$—	$149,858	$143,300	$—	$143,300
Accumulated amortization	(53,171)	—	(53,171)	(45,997)	—	(45,997)
Trade names	15,029	800	15,829	14,750	800	15,550
Accumulated amortization	(6,369)	(560)	(6,929)	(5,633)	(520)	(6,153)
Software licensing	12,397	640	13,037	9,300	640	9,940
Accumulated amortization	(8,912)	(640)	(9,552)	(8,790)	(594)	(9,384)
Insurance policies and contracts acquired	36,500	—	36,500	36,500	—	36,500
Accumulated amortization	(36,349)	—	(36,349)	(36,320)	—	(36,320)
Other	752	—	752	640	—	640
Accumulated amortization	(199)	—	(199)	(203)	—	(203)
Total finite-lived intangible assets	109,536	240	109,776	107,547	326	107,873
Indefinite-Lived Intangible Assets: (1)
Insurance licensing agreements	13,761	—	13,761	13,761	—	13,761
Other	—	1,728	1,728	—	1,124	1,124
Total indefinite-lived intangible assets	13,761	1,728	15,489	13,761	1,124	14,885

Total intangible assets, net	$123,297	$1,968	$125,265	$121,308	$1,450	$122,758

Goodwill	184,859	1,708	186,567	177,395	1,708	179,103
Total goodwill and intangible assets, net	$308,156	$3,676	$311,832	$298,703	$3,158	$301,861
(1)    Impairment tests are performed at least annually on indefinite-lived intangible assets.

Goodwill

The following table presents the activity in goodwill, by operating segment and/or reporting unit, as appropriate, and includes the adjustments made to the balance of goodwill to reflect the effect of the final valuation adjustments made for acquisitions, as well as the reduction to any goodwill attributable to impairment related charges:

	Insurance	Other	Total
Balance at December 31, 2021	$177,395	$1,708	$179,103
Goodwill acquired (1)	8,044	—	8,044
Foreign currency translation and other	(580)	—	(580)
Balance at June 30, 2022	$184,859	$1,708	$186,567

Accumulated impairments (2)	$—	$699	$699
(1)    See Note (3) Acquisitions for more information.
(2)    Relates to Luxury, which is classified as Held for Sale. See Note (4) Assets and Liabilities Held for Sale.

The Company conducts annual impairment tests of its goodwill as of October 1. For the three and six months ended June 30, 2022 and 2021, no impairments were recorded on the Company’s goodwill.

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2022
(in thousands, except share data)

Intangible Assets, net

The following table presents the activity, by operating segment and/or reporting unit, as appropriate, in finite and indefinite-lived other intangible assets and includes the adjustments made to the balance to reflect the effect of any final valuation adjustments made for acquisitions, as well as any reduction attributable to impairment-related charges:

	Insurance	Other	Total
Balance at December 31, 2021	$121,308	$1,450	$122,758
Intangibles acquired (1)	10,964	604	11,568
Amortization expense	(8,059)	(86)	(8,145)
Foreign currency translation and other	$(916)	$—	(916)
Balance at June 30, 2022	$123,297	$1,968	$125,265
(1)    See Note (3) Acquisitions for more information.

The following table presents the amortization expense on finite-lived intangible assets for the following periods:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Amortization expense on intangible assets	$4,140	$3,898	$8,145	$7,798

For the three and six months ended June 30, 2022 and 2021, no impairments were recorded on the Company’s intangible assets.

The following table presents the amortization expense on finite-lived intangible assets for the next five years and thereafter by operating segment and/or reporting unit, as appropriate:

	As of June 30, 2022
	Insurance	Other	Total
Remainder of 2022	$8,200	$40	$8,240
2023	15,594	$80	15,674
2024	13,906	$80	13,986
2025	11,792	$40	11,832
2026	9,543	—	9,543
2027 and thereafter	51,417	—	51,417
Total (1)	$110,452	$240	$110,692
(1)    Does not include foreign currency translation adjustment of $(916) as of June 30, 2022.

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
June 30, 2022
(in thousands, except share data)

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

The following table presents the gross notional and fair value amounts of derivatives (on a gross basis) categorized by underlying risk:

	As of June 30, 2022			As of December 31, 2021
	Notional values	Asset derivatives	Liability derivatives	Notional values	Asset derivatives	Liability derivatives
Interest rate lock commitments	$239,926	$5,702	$—	$268,878	$7,514	$—
Forward delivery contracts	38,662	149	113	56,593	204	59
TBA mortgage backed securities	279,000	574	1,096	316,000	262	425
Fortegra Additional Warrants (Warburg)(1)	—	—	6,230	—	—	—
Other	14,992	1,550	63	9,232	216	1,657
Total	$572,580	$7,975	$7,502	$650,703	$8,196	$2,141
(1) See Note (17) Stockholders’ Equity for additional information.

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2022
(in thousands, except share data)

(11) Debt, net

The following table presents the balance of the Company’s debt obligations, net of discounts and deferred financing costs for our corporate and asset based debt. Asset based debt is generally recourse only to specific assets and related cash flows.

	As of June 30, 2022
Corporate debt	Insurance	Other	Corporate	Total
Secured revolving credit agreements (1)	$—	$—	$—	$—
Secured term credit agreements (LIBOR + 6.75%)(2)	—	—	—	—
Preferred trust securities (LIBOR + 4.10%)	35,000	—	—	35,000
8.50% Junior subordinated notes	125,000	—	—	125,000
Total corporate debt	160,000	—	—	160,000

Asset based debt (3)
Asset based revolving financing (LIBOR + 2.75%)	54,388	—	—	54,388
Residential mortgage warehouse borrowings (LIBOR + 1.88% to 3.00%) (2)(3)	—	55,284	—	55,284
Vessel backed term loan (LIBOR + 4.75%)	—	—	—	—
Total asset based debt	54,388	55,284	—	109,672
Total debt, face value	214,388	55,284	—	269,672
Unamortized discount, net	—	—	—	—
Unamortized deferred financing costs	(7,886)	(5)	—	(7,891)
Total debt, net	$206,502	$55,279	$—	$261,781

	As of December 31, 2021
Corporate debt	Insurance	Other	Corporate	Total
Secured revolving credit agreements (1)	$2,160	$—	$—	$2,160
Secured term credit agreements (LIBOR + 6.75%)(2)	—	—	114,063	114,063
Preferred trust securities (LIBOR + 4.10%)	35,000	—	—	35,000
8.50% Junior subordinated notes	125,000	—	—	125,000
Total corporate debt	162,160	—	114,063	276,223

Asset based debt (3)
Asset based revolving financing (LIBOR + 2.75%)	42,310	—	—	42,310
Residential mortgage warehouse borrowings (LIBOR + 1.88% to 3.00%) (2)(3)	—	72,518	—	72,518
Vessel backed term loan (LIBOR + 4.75%)	—	13,600	—	13,600
Total asset based debt	42,310	86,118	—	128,428
Total debt, face value	204,470	86,118	114,063	404,651
Unamortized discount, net	—	—	(1,458)	(1,458)
Unamortized deferred financing costs	(8,474)	(1,069)	(301)	(9,844)
Total debt, net	$195,996	$85,049	$112,304	$393,349
(1)    The secured revolving credit agreements provide a two rate structure at the Company’s discretion; Prime +1.25% for swing loans and LIBOR + 2.25%.
(2)    Includes LIBOR floor of 1.00%.
(3)    The weighted average coupon rate for residential mortgage warehouse borrowings was 3.65% and 2.76% at June 30, 2022 and December 31, 2021, respectively. Includes LIBOR floor ranging from 0.50% to 1.00%.

The following table presents the amount of interest expense the Company incurred on its debt for the following periods:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Total Interest expense - corporate debt	$6,091	$6,301	$11,967	$12,364
Total Interest expense - asset based debt	2,937	2,607	7,135	5,689
Interest expense on debt	$9,028	$8,908	$19,102	$18,053

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2022
(in thousands, except share data)

The following table presents the contractual principal payments and future maturities of the unpaid principal balance on the Company’s debt for the following periods:

As of
June 30, 2022
Remainder of 2022	$26,943
2023	82,729
2024	—
2025	—
2026	—
2027 and thereafter	160,000
Total	$269,672

The following narrative is a summary of certain terms of our debt agreements for the period ended June 30, 2022:
Corporate Debt

Secured Term Credit Agreements

The remaining balance of the corporate secured term credit agreement was fully repaid during June 2022 in connection with the WP Transaction. As of December 31, 2021, a total of $114,063 was outstanding under the corporate secured term credit agreement.

Secured Revolving Credit Agreements

As of June 30, 2022 and December 31, 2021, a total of $0 and $2,160, respectively, was outstanding under the revolving line of credit in our insurance business. The maximum borrowing capacity under the agreements as of June 30, 2022 was $200,000.

Asset Based Debt

Asset Backed Revolving Financing

As of June 30, 2022, a total of $54,388 was outstanding under the borrowing related to our premium finance and service contract finance offerings in our insurance business.

Residential Mortgage Warehouse Borrowings

In April 2022, the $60,000 warehouse line of credit was renewed and the maturity date was extended from April 2022 to April 2023. As of June 30, 2022 and December 31, 2021, a total of $55,284 and $72,518, respectively, was outstanding under such financing agreements.

Vessel-Backed Term Loan

The remaining balance of the vessel backed term loan was fully repaid at a discount during May 2022, for a net gain of $1,168. As of December 31, 2021, the maximum borrowing capacity and borrowings outstanding was $13,600.

Debt Covenants

As of June 30, 2022, the Company was in compliance with the representations and covenants for its outstanding debt or obtained waivers for any events of non-compliance.

(12) Fair Value of Financial Instruments

The Company maximizes the use of observable inputs and minimizes the use of unobservable inputs to the extent possible to measure a financial instrument’s fair value. Observable inputs reflect the assumptions market participants would use in

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2022
(in thousands, except share data)

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
June 30, 2022
(in thousands, except share data)

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

Derivative Assets and Liabilities

Derivatives for our mortgage business are primarily comprised of IRLCs, forward delivery contracts and TBA mortgage backed securities. The fair value of these instruments is based upon valuation pricing models, which represent the amount the Company would expect to receive or pay at the balance sheet date to exit the position. Our mortgage origination subsidiaries issue IRLCs to their customers, which are carried at estimated fair value on the Company’s condensed consolidated balance sheets. The estimated fair values of these commitments are generally calculated by reference to the value of the underlying loan associated with the IRLC net of costs to produce and an expected pull through assumption. The fair values of these commitments generally fall under Level 3 in the fair value hierarchy. Our mortgage origination subsidiaries manage their exposure by entering into forward delivery commitments with loan investors. For loans not locked with investors under a forward delivery commitment, the Company enters into hedge instruments, primarily TBAs, to protect against movements in interest rates. The fair values of TBA mortgage backed securities and forward delivery contracts generally fall under Level 2 in the fair value hierarchy.

The remaining derivatives are primarily comprised of total return swaps and credit default swaps, which are generally classified as Level 2 in the fair value hierarchy. The Fortegra Additional Warrants (Warburg) are classified as Level 3 in the fair value hierarchy. See Note (17) Stockholders’ Equity for additional information regarding the Fortegra Additional Warrants.

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

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2022
(in thousands, except share data)

The following tables present the Company’s fair value hierarchies for financial assets and liabilities, measured on a recurring basis:

	As of June 30, 2022
	Quoted prices in active markets Level 1	Other significant observable inputs Level 2	Significant unobservable inputs Level 3	Fair value
Assets:
Available for sale securities, at fair value:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$—	$373,637	$—	$373,637
Obligations of state and political subdivisions	—	44,923	—	44,923
Obligations of foreign governments	—	2,427	—	2,427
Certificates of deposit	2,695	—	—	2,695
Asset backed securities	—	18,928	317	19,245
Corporate securities	—	163,535	—	163,535
Total available for sale securities, at fair value	2,695	603,450	317	606,462

Loans, at fair value:
Corporate loans	—	7,635	14,149	21,784
Mortgage loans held for sale	—	69,603	—	69,603
Total loans, at fair value	—	77,238	14,149	91,387

Equity securities:
Invesque	20,888	—	—	20,888
Fixed income ETFs	56,529	—	—	56,529
Other equity securities	12,307	—	7,152	19,459
Total equity securities	89,724	—	7,152	96,876

Other investments, at fair value:
Corporate bonds	—	17,338	—	17,338
Derivative assets	40	2,233	5,702	7,975
Other	—	—	366	366
Total other investments, at fair value	40	19,571	6,068	25,679

Mortgage servicing rights (1)	—	—	40,890	40,890

Total	$92,459	$700,259	$68,576	$861,294

Liabilities: (2)
Securities sold, not yet purchased	$13,874	$3,469	$—	$17,343
Derivative liabilities	—	1,272	—	1,272
Fortegra Additional Warrants (Warburg)	—	—	6,230	6,230
Contingent consideration payable	—	—	3,115	3,115
Total	$13,874	$4,741	$9,345	$27,960
(1)    Included in other assets.
(2)    Included in other liabilities and accrued expenses.

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2022
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
June 30, 2022
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

The following table presents additional information about assets that are measured at fair value on a recurring basis for which the Company has utilized Level 3 inputs to determine fair value for the following periods:

	For the Six Months Ended June 30,
	2022	2021
Balance at January 1,	$61,443	$33,455
Net realized and unrealized gains or losses included in:
Earnings	10,459	9,589
OCI	(298)	128
Origination of IRLCs	29,846	53,730
Purchases	—	4,362
Sales and repayments	(1,854)	(5,685)
Conversions to mortgage loans held for sale	(31,658)	(53,369)
Settlement of trade claims	(18,709)	—
Exchange of bonds for term loans	12,243	—
Exchange of trade receivables for equity securities	7,104	—
Balance at June 30,	$68,576	$42,210

Changes in unrealized gains (losses) included in earnings related to assets still held at period end	1,919	$3,149
Changes in unrealized gains (losses) included in OCI related to assets still held at period end	$(298)	$128
The following table presents the range and weighted average (WA) used to develop significant unobservable inputs for the fair value measurements of Level 3 assets and liabilities.

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2022
(in thousands, except share data)

	As of				As of
	June 30, 2022	December 31, 2021	Valuation technique	Unobservable input(s) (1)	June 30, 2022				December 31, 2021
Assets	Fair value				Range			WA	Range			WA
IRLCs	$5,702	$7,514	Internal model	Pull through rate	55%	to	95%	66%	55%	to	95%	66%
Mortgage servicing rights	40,890	29,833	External model	Discount rate	9%	to	14%	9%	10%	to	12%	9%
				Cost to service	$65	to	$80	$71	$65	to	$80	$71
				Prepayment speed	5%	to	84%	9%	5%	to	100%	15%
Trade claims	—	19,737	Internal model	Plan projected recovery rate	N/A				15%	to	18%	17%
Equity securities	7,104	—	Internal model	Projected recovery rate	15%	to	17%	16%	N/A
Corporate loans and related receivables	12,243	—	Internal model	Discount rate	18%	to	20%	19%	N/A
Total	$65,939	$57,084

Liabilities
Fortegra Additional Warrants (Warburg)	$6,230	$—	External model	Discount rate	3%	to	5%	3.3%	N/A
				Implied Equity Volatility	40%	to	50%	45%
Contingent consideration payable - ITC	$2,915	$—	Cash Flow model	Forecast Cash EBITDA	$2,500	to	$4,000	N/A	N/A
			Cash Flow model	Forecast Underwriting EBITDA	$—	to	$2,000	N/A	N/A
Contingent consideration payable - Smart AutoCare	$200	$200	Cash Flow model	Forecast Cash EBITDA	$20,000	to	$30,000	N/A	$20,000	to	$30,000	N/A
			Actuarial analysis	Assumed Claim Liabilities	$55,000				$55,000
Total	$9,345	$200
(1)    Unobservable inputs were weighted by the relative fair value of the instruments.

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2022
(in thousands, except share data)

The following table presents the carrying amounts and estimated fair values of financial assets and liabilities that are not recorded at fair value and their respective levels within the fair value hierarchy:

	As of June 30, 2022			As of December 31, 2021
	Level within fair value hierarchy	Fair value	Carrying value	Level within fair value hierarchy	Fair value	Carrying value
Assets:
Debentures (1)	2	$20,508	$20,508	2	$21,057	$21,057
Notes receivable, net	2	108,417	108,417	2	89,788	89,788
Total assets		$128,925	$128,925		$110,845	$110,845

Liabilities:
Debt, net	3	$272,172	$269,672	3	$419,599	$403,193
Total liabilities		$272,172	$269,672		$419,599	$403,193
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
June 30, 2022
(in thousands, except share data)

(13) Liability for Unpaid Claims and Claim Adjustment Expenses

Roll forward of Claim Liability

The following table presents the activity in the net liability for unpaid losses and allocated loss adjustment expenses of short duration contracts for the following periods:

	For the Six Months Ended June 30,
	2022	2021
Policy liabilities and unpaid claims balance as of January 1,	$331,703	$233,438
Less: liabilities of policy-holder account balances, gross	(801)	(5,419)
Less: non-insurance warranty benefit claim liabilities	(10,785)	(30,664)
Gross liabilities for unpaid losses and loss adjustment expenses	320,117	197,355
Less: reinsurance recoverable on unpaid losses - short duration	(165,129)	(113,163)
Less: other lines, gross	(576)	(247)
Net balance as of January 1, short duration	154,412	83,945

Incurred (short duration) related to:
Current year	164,868	116,868
Prior years	703	2,581
Total incurred	165,571	119,449

Paid (short duration) related to:
Current year	91,245	73,847
Prior years	11,804	5,398
Total paid	103,049	79,245

Net balance as of June 30, short duration	216,934	124,149
Plus: reinsurance recoverable on unpaid losses - short duration	219,349	137,194
Plus: other lines, gross	496	689
Gross liabilities for unpaid losses and loss adjustment expenses	436,779	262,032
Plus: liabilities of policy-holder account balances, gross	42	3,873
Plus: non-insurance warranty benefit claim liabilities	4,257	19,735
Policy liabilities and unpaid claims balance as of June 30,	$441,078	$285,640

The following schedule reconciles the total short duration contracts per the table above to the amount of total losses incurred as presented in the condensed consolidated statements of operations, excluding the amount for member benefit claims:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Short duration incurred	$82,846	$69,472	$165,571	$119,449
Other lines incurred	(29)	45	362	45
Unallocated loss adjustment expenses	136	224	296	498
Total losses incurred	$82,953	$69,741	$166,229	$119,992
During the six months ended June 30, 2022, and 2021, the Company experienced an increase in prior year development of $703 and $2,581, respectively, primarily as a result of higher-than-expected claim severity from business written by a small group of producers of our personal and commercial lines of business.

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
June 30, 2022
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

The following table presents the disaggregated amounts of revenue from contracts with customers by product type for the following periods:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Service and Administrative Fees:
Service contract revenue	$50,607	$35,808	$93,820	$68,876
Motor club revenue	13,217	9,472	25,775	18,656
Vessel related revenue	11,646	7,918	20,508	13,617
Other	2,018	6,969	4,139	12,333
Revenue from contracts with customers	$77,488	$60,167	$144,242	$113,482

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

We do not disclose information about remaining performance obligations pertaining to contracts that have an original expected duration of one year or less. The transaction price allocated to remaining unsatisfied or partially unsatisfied performance obligations with an original expected duration exceeding one year was not material at June 30, 2022.

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
June 30, 2022
(in thousands, except share data)

The following table presents the activity in the significant deferred assets and liabilities related to revenue from contracts with customers for the following period:

	January 1, 2022			June 30, 2022
	Beginning balance	Additions	Amortization	Ending balance
Deferred acquisition costs
Service and Administrative Fees:
Service contract revenue	$110,220	$58,287	$22,472	$146,035
Motor club revenue	19,424	20,042	20,514	18,952
Total	$129,644	$78,329	$42,986	$164,987

Deferred revenue
Service and Administrative Fees:
Service contract revenue	$470,399	$149,239	$93,820	$525,818
Motor club revenue	24,870	26,006	25,775	25,101
Total	$495,269	$175,245	$119,595	$550,919

For the periods presented, no write-offs for unrecoverable deferred acquisition costs and deferred revenue were recognized.

(15) Other Assets and Other Liabilities and Accrued Expenses

Other Assets

The following table presents the components of other assets as reported in the condensed consolidated balance sheets:

	As of
	June 30, 2022	December 31, 2021
Loans eligible for repurchase	$25,705	$36,732
Mortgage servicing rights	40,890	29,833
Right of use asset - Operating leases	32,842	23,870
Income tax receivable	19,973	19,824
Furniture, fixtures and equipment, net	16,355	14,878
Prepaid expenses	9,898	10,722
Other	6,204	10,985
Total other assets	$151,867	$146,844

The following table presents the depreciation expense related to furniture, fixtures and equipment for the following periods:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Depreciation expense related to furniture, fixtures and equipment	$952	$996	$1,790	$1,773

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2022
(in thousands, except share data)

Other Liabilities and Accrued Expenses

The following table presents the components of other liabilities and accrued expenses as reported in the condensed consolidated balance sheets:

	As of
	June 30, 2022	December 31, 2021
Accounts payable and accrued expenses	$114,953	$149,816
Loans eligible for repurchase liability	25,705	36,732
Deferred tax liabilities, net	73,987	40,049
Operating lease liability	41,171	29,396
Due to brokers	4,360	10,763
Commissions payable	24,676	20,412
Securities sold, not yet purchased	17,343	242
Other	28,464	19,126
Total other liabilities and accrued expenses	$330,659	$306,536

(16) Other Revenue and Other Expenses

Other Revenue

The following table presents the components of other revenue as reported in the condensed consolidated statement of operations. Other revenue is primarily generated by Tiptree Capital’s non-insurance activities except as noted in the footnote to the table.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Other investment income (1)	$18,185	$14,437	$34,890	$27,170
Other (2)	5,714	2,186	10,753	4,009
Total other revenue	$23,899	$16,623	$45,643	$31,179
(1)    See Note (6) Investments for the components of Other investment income.
(2)    Includes $3,702 and $2,458 for the three months ended June 30, 2022 and 2021, respectively, and $6,918 and $4,587 for the six months ended June 30, 2022 and 2021, respectively, related to Insurance.

Other Expenses

The following table presents the components of other expenses as reported in the condensed consolidated statement of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
General and administrative	$8,052	$10,060	$12,091	$18,063
Professional fees	8,116	9,553	14,399	14,993
Premium taxes	5,244	4,926	10,301	9,862
Mortgage origination expenses	4,537	4,260	9,139	8,455
Rent and related	4,559	4,250	8,918	8,386
Operating expenses from vessels	2,768	3,545	6,370	6,326
Loss on extinguishment of debt	940	—	940	—
Other	5,296	2,000	8,530	3,876
Total other expenses	$39,512	$38,594	$70,688	$69,961

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2022
(in thousands, except share data)

(17) Stockholders’ Equity

Stock Repurchases

The Board of Directors authorized the Company to make repurchases of up to $20,000 of shares of the Company’s outstanding common stock in the aggregate, at the discretion of the Company's Executive Committee. During the six months ended June 30, 2022, 89,543 shares were repurchased for a weighted average price per share of $10.45. As of June 30, 2022, the remaining repurchase authorization was $12,733.

Tiptree Warrants

In the six months ended June 30, 2022, warrants were exercised for 1,999,989 shares of Tiptree common stock, with 1,979,325 warrants exercised for $13,724 in cash, and 20,664 exercised cashless. As of June 30, 2022, there were no warrants for shares of Tiptree common stock outstanding.

Dividends

The Company declared cash dividends per share for the following periods presented below:

	Dividends per share for the
	Six Months Ended June 30,
	2022	2021
First quarter	$0.04	$0.04
Second quarter(1)	0.04	0.04
Total cash dividends declared	$0.08	$0.08
(1)    See Note (24) Subsequent Events for when the dividend was declared.

Fortegra Non-Controlling Interests

On June 21, 2022, the Company closed the WP Transaction. On that date, Fortegra converted to a Delaware corporation and Warburg made a $200,000 investment in Fortegra in exchange for Fortegra Common Stock, Fortegra Preferred Stock, Fortegra Warrants and Fortegra Additional Warrants. Also, in connection with the closing of the Warburg Transaction, Tiptree was issued Fortegra Additional Warrants, and management’s interests in LOTS Intermediate were exchanged for interests in Fortegra. As of June 30, 2022, Fortegra was owned approximately 79.2% by Tiptree Holdings, 17.4% by Warburg and 3.4% by management and directors of Fortegra. As a result of the WP Transaction, the Company recorded an increase of $167,008 to total stockholders’ equity of which $48,285 impacted Tiptree Inc. stockholders’ equity and $118,723 impacted non-controlling interests. Of the increase to Tiptree Inc. stockholders’ equity, $41,092 impacted additional paid in capital and $7,193 impacted accumulated other comprehensive income (loss). Additionally, the Company recognized $179 of net income attributable to non-controlling interests during the three months ended June 30, 2022, due to the increase in non-controlling interest.

Fortegra Preferred Stock

The face amount of the Fortegra Preferred Stock is $80,000. Dividends are cumulative and accrue at a rate of 8% per annum, compounding quarterly. Any quarterly dividend may be paid in cash, at Fortegra’s option. As of June 30, 2022, the Company had accrued $158 of cash dividends payable for the period.

Warburg has the option to convert, at any time, its shares of Fortegra Preferred Stock into shares of Fortegra Common Stock at an initial conversion premium of 33% to Warburg’s initial investment valuation (the “Fortegra Preferred Stock Conversion Price”). The Fortegra Preferred Stock Conversion Price is adjusted for any Fortegra Common Stock splits, dividends, extraordinary dividends and similar transactions. All of the Fortegra Preferred Stock will automatically convert into shares of Fortegra Common Stock at the Fortegra Preferred Stock Conversion Price upon the closing of a qualifying initial public offering, subject to a five year make-whole provision. Upon conversion, the Fortegra Preferred Stock would result in Warburg owning an additional 6.6% interest in Fortegra, for a total as converted ownership of 24.0% (including its ownership of Fortegra Common Stock).

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2022
(in thousands, except share data)

Fortegra Warrants

The Fortegra Warrants have a seven-year term and an exercise premium of 33% to Warburg’s initial investment valuation (the “Fortegra Warrant Exercise Price”). The Fortegra Warrant Exercise Price will be reduced by any Fortegra Common Stock cash dividends made by Fortegra and adjusted for stock splits, common stock dividends, extraordinary dividends and similar transactions. The Fortegra Warrants, if exercised with cash, would result in Warburg owning an additional 3.8% interest in Fortegra.

Fortegra Additional Warrants

The Fortegra Additional Warrants issued to both Warburg and Tiptree have a seven-year term and an exercise price of $0.01 per share of Fortegra Common Stock. The Fortegra Additional Warrants issued to Warburg will be forfeited based on Warburg achieving an all-in return on its investment in excess of 23%, as measured primarily by Fortegra’s Common Stock price. The Fortegra Additional Warrants issued to Warburg are classified as liabilities, at fair value. The Fortegra Additional Warrants issued to Tiptree will vest based on Warburg achieving an all-in return on its investment in excess of 30%, as measured primarily by Fortegra’s Common Stock price. The number of shares of Fortegra Common Stock issuable to Warburg or Tiptree with respect to the Fortegra Additional Warrants is subject to adjustment for Fortegra Common Stock splits, stock or cash dividends and similar transactions. The Fortegra Additional Warrants are exercisable from the earlier of a transaction that results in Warburg having sold 50% of its Fortegra Common Stock or the fifth anniversary of the closing date. The maximum number of shares issued to Warburg or Tiptree, if exercised with cash, would be an additional 1.7% interest in Fortegra on an as converted basis (including its ownership of Fortegra Common and Preferred Stock).

The following table presents the components of non-controlling interests as reported in the condensed consolidated balance sheets:

	As of
	June 30, 2022	December 31, 2021
Fortegra preferred interests	$77,679	$—
Fortegra common interests	52,862	11,066
Other third-party common interests	4,394	6,161
Total non-controlling interests	$134,935	$17,227

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

Statutory Capital and Surplus

The Company’s insurance company subsidiaries must maintain minimum amounts of statutory capital and surplus as required by regulatory authorities, including the NAIC; their capital and surplus levels exceeded respective minimum requirements as of June 30, 2022 and December 31, 2021.

Statutory Dividends

The Company’s U.S. domiciled insurance company subsidiaries may pay dividends to the Company, subject to statutory restrictions. Payments in excess of statutory restrictions (extraordinary dividends) to the Company are permitted only with prior approval of the insurance department of the applicable state of domicile. The Company eliminates all dividends from its subsidiaries in the condensed consolidated financial statements. There were no dividends paid to the Company by its U.S. domiciled insurance company subsidiaries for the periods ended June 30, 2022 and 2021.

The following table presents the combined amount available for ordinary dividends of the Company's U.S. domiciled insurance company subsidiaries for the following periods:

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2022
(in thousands, except share data)

	As of
	June 30, 2022	December 31, 2021
Amount available for ordinary dividends of the Company's insurance company subsidiaries	$35,145	$18,519

At June 30, 2022, the maximum amount of dividends that our U.S. domiciled insurance company subsidiaries could pay under applicable laws and regulations without regulatory approval was approximately $35,145. The Company may seek regulatory approval to pay dividends in excess of this permitted amount, but there can be no assurance that the Company would receive regulatory approval if sought.

(18) Accumulated Other Comprehensive Income (Loss)

The following table presents the activity of AFS securities in accumulated other comprehensive income (loss) (AOCI), net of tax, for the following periods:

	Unrealized gains (losses) on available for sale securities	Foreign currency translation adjustment	Total AOCI	Amount attributable to non-controlling interests	Total AOCI to Tiptree Inc.
Balance at December 31, 2020	$5,702	$—	$5,702	$(28)	$5,674
Other comprehensive income (losses) before reclassifications	(2,750)	—	(2,750)	12	(2,738)
Amounts reclassified from AOCI	(247)	—	(247)	—	(247)
OCI	(2,997)	—	(2,997)	12	(2,985)
Balance at June 30, 2021	$2,705	$—	$2,705	$(16)	$2,689

Balance at December 31, 2021	$(2,686)	$—	$(2,686)	$1	$(2,685)
Other comprehensive income (losses) before reclassifications	(29,307)	(7,065)	(36,372)	812	(35,560)
Amounts reclassified from AOCI	86	—	86	—	86
WP Transaction	—	—	—	7,193	7,193
OCI	(29,221)	(7,065)	(36,286)	8,005	(28,281)
Balance at June 30, 2022	$(31,907)	$(7,065)	$(38,972)	$8,006	$(30,966)

The following table presents the reclassification adjustments out of AOCI included in net income and the impacted line items on the condensed consolidated statement of operations for the following periods:

	Three Months Ended June 30,		Six Months Ended June 30,		Affected line item in consolidated statements of operations
Components of AOCI	2022	2021	2022	2021
Unrealized gains (losses) on available for sale securities	$—	$192	$(110)	$320	Net realized and unrealized gains (losses)
Related tax (expense) benefit	—	(43)	24	(73)	Provision for income tax
Net of tax	$—	$149	$(86)	$247

(19) Stock Based Compensation

Equity Plans

2017 Omnibus Incentive Plan
The Company adopted the Tiptree 2017 Omnibus Incentive Plan (2017 Equity Plan) on June 6, 2017, which permits the grant of restricted stock units (RSUs), stock, and stock options up to a maximum of 6,100,000 shares of common stock. The general purpose of the 2017 Equity Plan is to attract, motivate and retain selected employees and directors for the Company and its subsidiaries, to provide them with incentives and rewards for performance and to better align their interests with the interests of the Company’s stockholders. Unless otherwise extended, the 2017 Equity Plan terminates automatically on June 6, 2027. Amendment No. 1 to the 2017 Equity Plan, to increase the aggregate shares issuable under the Plan by 4,000,000 shares, was approved by shareholders on June 7, 2022.

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2022
(in thousands, except share data)

The table below summarizes changes to the issuances under the Company’s 2017 Equity Plan for the periods indicated, excluding awards granted under the Company’s subsidiary incentive plans that are exchangeable for Tiptree common stock:

2017 Equity Plan	Number of shares (1)
Available for issuance as of December 31, 2021	2,344,814
RSU, stock and option awards granted	(224,962)
Forfeited	528
Amendment to plan	4,000,000
Available for issuance as of June 30, 2022	6,120,380
(1)    Excludes awards granted under the Company’s subsidiary incentive plans that are exchangeable for Tiptree common stock.

Restricted Stock Units and Stock Awards

Tiptree Corporate Incentive Plans

The Company values RSUs at their grant-date fair value as measured by Tiptree’s common stock price. Generally, the Tiptree RSUs vest and become non-forfeitable after the third anniversary or with respect to one-third of Tiptree shares granted on each of the first, second and third year anniversaries of the date of the grant, and expensed using the straight-line method over the requisite service period. The RSUs granted after 2019 include a retirement provision and are amortized over the lesser of the service condition or expected retirement date.

Stock Awards - Directors’ Compensation

The Company values the stock awards at their issuance-date fair value as measured by Tiptree’s common stock price. Upon issuance, the awards are deemed to be granted and immediately vested.

The following table presents changes to the issuances of RSUs and stock awards under the 2017 Equity Plan for the periods indicated:

	Number of shares issuable	Weighted average grant date fair value
Unvested units as of December 31, 2021	599,012	$6.59
Granted	224,962	13.04
Vested	(317,691)	6.88
Forfeited	(528)	6.26
Unvested units as of June 30, 2022	505,755	$9.73

The following tables present the detail of the granted and vested RSUs and stock awards for the periods indicated:

	For the			For the
	Six Months Ended June 30,			Six Months Ended June 30,
Granted	2022	2021	Vested	2022	2021
Directors	17,386	38,665	Directors	17,386	38,665
Employees (1)	207,576	—	Employees	300,305	354,133
Total Granted	224,962	38,665	Total Vested	317,691	392,798
			Taxes	(47,274)	(34,828)
			Net Vested	270,417	357,970
(1)    Includes 94,410 shares that vest ratably over three years and 113,166 shares that cliff vest in 2025 for the six months ended June 30, 2022.

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

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2022
(in thousands, except share data)

(subject to a catch-up vesting mechanism) occurring on the second, fourth, sixth, eighth and tenth anniversaries of the grant date.

In November 2021, the first tranche of the PRSUs vested, resulting in a net issuance of 215,583 shares of Tiptree common stock. As of June 30, 2022, 3,266,667 PRSUs are unvested. The below table illustrates the aggregate number of PRSUs that will vest upon the achievement of each Tiptree share price target. Such price targets are adjusted down for cumulative dividends paid by the Company since grant (e.g., the next share price target is $19.84 as adjusted for cumulative dividends paid to date).

Original Tiptree Share Price Target	Number of PRSUs that Vest
$20	466,667
$30	700,000
$45	933,333
$60	1,166,667

Upon vesting, the Company will issue shares or if shares are not available under the 2017 Equity Plan, then the Company may in its sole discretion instead deliver cash equal to the fair market value of the underlying shares. As of December 31, 2021, the Company did not have sufficient shares available in the 2017 Equity Plan to settle the PRSUs awarded; as such, the PRSUs were classified as liability awards and were remeasured at each reporting date, and expensed using the straight-line method over the requisite service period. On June 7, 2022, the Board of Directors authorized additional shares, and the Company now has sufficient shares available in the 2017 Equity Plan to settle the PRSUs awarded. As such, the PRSUs were valued on June 7, 2022, and converted to equity awards on that date, and will be expensed using the straight-line method over the remaining service period.

The fair value of the PRSUs were estimated using a Black-Scholes-Merton option pricing formula embedded within a Monte Carlo model used to simulate the future stock prices of the Company, which assumes that the market requirement is achieved. The historical volatility was computed based on historical daily returns of the Company’s stock price simulated over the performance period using a lookback period of 10 years. The valuation was done under a risk-neutral framework using the 10-year zero-coupon risk-free interest rate derived from the Treasury Constant Maturities yield curve on the reporting date. The current quarterly dividend rates in effect as of the reporting date are used to calculate a spot dividend yield for use in the model.

The following table presents the assumptions used to remeasure the fair value of the PRSUs issued in 2021 as of June 7, 2022, when they were converted to equity awards.

Valuation Input	As of June 7, 2022
Assumption
Historical volatility	38.70%
Risk-free rate	2.95%
Dividend yield	1.45%
Cost of equity	11.47%
Expected term (years)	6

Stock Option Awards

Tiptree Corporate Incentive Plans

Option awards have been granted to the Executive Committee with an exercise price equal to the fair market value of our common stock on the date of grant. The option awards have a 10-year term and are subject to the recipient’s continuous service, a market requirement, and vest one third on each of the three, four, and five-year anniversaries of the grant date.

During the year ended December 31, 2021, the market requirement for all outstanding options was achieved. There were no stock option awards granted in 2022 or 2021.

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2022
(in thousands, except share data)

The following table presents the Company's stock option activity for the current period:

	Options outstanding	Weighted average exercise price (in dollars per stock option)	Weighted average grant date value (in dollars per stock option)	Options exercisable
Balance, December 31, 2021	1,715,619	$6.49	$2.29	712,542

Balance, June 30, 2022	1,715,619	$6.49	$2.29	1,058,910

Weighted average remaining contractual term at June 30, 2022 (in years)	5.6

Fortegra Equity Incentive Plan

Fortegra adopted the 2022 Equity Incentive Plan (“Fortegra Plan”) on June 21, 2022, which permits the grant of RSUs, stock and options up to approximately 7% of Fortegra Common Stock (assuming conversion of the Fortegra Preferred Stock), of which the substantial majority is expected to be delivered in options. The general purpose of the Fortegra Plan is to attract, motivate and retain selected employees of Fortegra, to provide them with incentives and rewards for performance and to better align their interests with those of Fortegra’s stockholders. Unless otherwise extended, the Fortegra Plan terminates automatically on June 21, 2032. The awards under the Fortegra Plan are not exchangeable for Tiptree common stock.

As of June 30, 2022, time vesting RSUs equal to approximately 0.3% of Fortegra Common Stock (assuming conversion of the Fortegra Preferred Stock) have been granted under the Fortegra Plan. The unvested RSUs were exchanged for prior RSUs granted to management of Fortegra under the LOTS Intermediate Co. Restricted Stock Unit Program.

Other Subsidiary Incentive Plans

Certain of the Company’s other subsidiaries have established incentive plans under which they are authorized to issue equity of those subsidiaries to certain of their employees. Such awards are accounted for as equity. These awards are subject to performance-vesting criteria based on the performance of the subsidiary (performance vesting awards) and time-vesting subject to continued employment (time vesting awards). Following the service period, such vested awards may be exchanged based on a formula which approximates fair market value, at the option of the holder, for Tiptree common stock under the 2017 Equity Plan. The service period for certain grants has been achieved and those vested subsidiary awards are currently eligible for exchange. The Company has the option, but not the obligation to settle the exchange right in cash.
The following table presents changes to the issuances of other subsidiary awards under the other subsidiary incentive plans for the periods indicated:

Grant date fair value of equity shares issuable
Unvested balance as of December 31, 2021	$2,234
Granted	160
Vested	(935)
Performance assumption adjustment	80
Unvested balance as of June 30, 2022	$1,539

The net vested balance of subsidiary awards eligible for exchange as of June 30, 2022 translates to 58,610 shares of Tiptree common stock.

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2022
(in thousands, except share data)

Stock Based Compensation Expense

The following table presents total stock based compensation expense and the related income tax benefit recognized on the condensed consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Employee compensation and benefits	$(55)	$1,016	$5,986	$1,971
Director compensation	109	132	228	242
Income tax benefit	(11)	(241)	(1,305)	(465)
Net stock based compensation expense	$43	$907	$4,909	$1,748
Additional information on total non-vested stock based compensation is as follows:

	As of June 30, 2022
	Stock options	Restricted stock awards and RSUs	Performance Restricted Stock Units
Unrecognized compensation cost related to non-vested awards	$33	$1,050	$9,708
Weighted - average recognition period (in years)	0.72	0.97	1.13

(20) Income Taxes

The following table presents the Company’s provision (benefit) for income taxes reflected as a component of income (loss):

	Three Months Ended June 30,				Six Months Ended June 30,
	2022		2021		2022		2021
Total income tax expense (benefit)	$26,555		$2,427		$26,469		$11,179

Effective tax rate (ETR)	552.4%	(1)	21.2%	(2)	686.9%	(1)	22.0%	(2)
(1)    Higher than the U.S. federal statutory income tax rate of 21%, primarily from the impact of deconsolidation of insurance subsidiaries for tax as a result of the WP Transaction.
(2)    Higher than the U.S. federal statutory income tax rate of 21%, due to the effect of state taxes, offset by the effects of foreign operations and discrete items.

During the three months ended June 30, 2022, the WP Transaction was completed, whereby Warburg invested $200,000 in Tiptree’s insurance subsidiary, Fortegra. The WP Transaction, along with Fortegra management’s ownership, reduced Tiptree’s ownership in Fortegra below 80% such that, while still consolidated for GAAP financial reporting purposes, Fortegra will no longer be included in the consolidated tax return group with Tiptree. Accordingly, Tiptree has recorded deferred tax liabilities related to the basis difference in Tiptree’s investment in Fortegra in the three months ended June 30, 2022. This deferred tax liability represents the tax that would be due, before consideration of loss carryforwards, if Tiptree were to sell any of its Fortegra stock at its carrying value on Tiptree’s balance sheet. The deferred tax liability recorded in the three months ended June 30, 2022 relating to the WP Transaction was $39,593, of which $14,064 was recorded directly in Tiptree Inc. stockholders’ equity with respect to the gain component and $25,529 was recorded as a provision for income taxes in the condensed consolidated statements of operations.

(21) Commitments and Contingencies

The following table presents rent expense for the Company’s office leases recorded on the condensed consolidated statements of operations for the following periods:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Rent expense for office leases (1)	$2,276	$2,251	$4,565	$4,446
(1)     Includes lease expense of $92 and $153 for the three months ended June 30, 2022 and 2021, respectively, and $202 and $306 for the six months ended June 30, 2022 and 2021, respectively, for assets held for sale.

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2022
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

In July 2021, the court entered an Order granting Plaintiffs’ Motion for Partial Summary Judgment as to certain disability policies, ruling that if a class member became disabled during the coverage period, benefits could extend beyond the coverage period until the associated loan was paid off. The Company intends to challenge the court’s ruling. In February 2022, a hearing was held on competing motions for partial summary judgment on the principal claims. A hearing for Plaintiffs’ Motion for Sanctions for Spoliation of Evidence was held on June 9, 2022. The court has not yet ruled on the pending motions. No additional hearings are scheduled and a trial date has not been set.

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

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2022
(in thousands, except share data)

The following table presents a reconciliation of basic and diluted net income per common share for the following periods:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net income (loss)	$(21,748)	$9,048	$(22,614)	$39,688
Less:
Net income (loss) attributable to non-controlling interests	660	1,079	754	3,138
Net income allocated to participating securities	—	142	—	711
Net income (loss) attributable to Tiptree Inc. common shares - basic	(22,408)	7,827	(23,368)	35,839
Effect of Dilutive Securities:
Securities of subsidiaries	—	(295)	—	(875)
Adjustments to income relating to exchangeable interests, net of tax	—	3	—	1,502
Net income (loss) attributable to Tiptree Inc. common shares - diluted	$(22,408)	$7,535	$(23,368)	$36,466
Weighted average number of shares of common stock outstanding - basic	35,228,775	32,898,769	34,731,655	32,661,195
Weighted average number of incremental shares of common stock issuable from exchangeable interests and contingent considerations	—	669,128	—	2,181,617
Weighted average number of shares of common stock outstanding - diluted	35,228,775	33,567,897	34,731,655	34,842,812

Basic net income (loss) attributable to common shares	$(0.64)	$0.24	$(0.67)	$1.10
Diluted net income (loss) attributable to common shares	$(0.64)	$0.22	$(0.67)	$1.05

(23) Related Party Transactions

Corvid Peak is a related party of the Company because Corvid Peak is deemed to be controlled by Michael Barnes, the Company’s Executive Chairman. The Company is invested in funds managed by Corvid Peak (the “Corvid Peak Funds”) and Corvid Peak manages investment portfolio accounts of Fortegra and certain of its subsidiaries under an investment advisory agreement (the “IAA”). With respect to the Corvid Peak Funds and IAA, the Company incurred $640 and $276 of management and incentive fees for the three months ended June 30, 2022 and 2021, respectively. The Company incurred $1,408 and $584 of management and incentive fees for the six months ended June 30, 2022 and 2021, respectively.

Beginning January 1, 2021, Tiptree has been allocated 10.2% of certain profits interests earned by Corvid Peak with an additional 10.2% interest for each of the next consecutive four years. Beginning January 1, 2022, Tiptree’s percentage interest increased to 21.95% (including interests acquired from former Corvid Peak equity holders).

Pursuant to the Transition Services Agreement, Tiptree and Corvid Peak have mutually agreed to provide certain services to one another. Payments under the Transition Services Agreement in the six months ended June 30, 2022 and 2021 were not material.

Pursuant to a Partner Emeritus Agreement, Tiptree agreed to provide Mr. Inayatullah, a greater than 5% stockholder of the Company, office space and support services, and reimburse Mr. Inayatullah for a portion of benefit expenses in exchange for advice and other consulting services as requested by the Company’s Executive Committee. Transactions related to the Partner Emeritus Agreement in the six months ended June 30, 2022 and 2021 were not material.

In 2022, Michael Barnes, the Company’s Executive Chairman, exercised warrants for 979,146 shares of Tiptree common stock for $6,783 and Mr. Inayatullah exercised warrants for 440,318 shares of Tiptree common stock for $3,050.

(24) Subsequent Events

On August 2, 2022, the Company’s board of directors declared a quarterly cash dividend of $0.04 per share to holders of common stock with a record date of August 22, 2022, and a payment date of August 29, 2022.

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

Our second quarter year-to-date 2022 highlights include:

Overall:
•In June 2022, Tiptree closed the previously announced $200 million strategic investment in Fortegra, by Warburg. The investment gives Warburg an approximate 24% ownership in Fortegra on an as converted basis.
•As a result of the WP Transaction, Tiptree recognized a $63.2 million pre-tax gain in stockholders’ equity in the three months ended June 30, 2022, which was partially offset by increased deferred tax liabilities resulting from the tax deconsolidation as Tiptree’s ownership of Fortegra was reduced to below 80%. The deferred tax liability was $39.6 million, with $14.1 million impacting stockholders’ equity directly and $25.5 million impacting net income for the three months ended June 30, 2022.
•Tiptree incurred a net loss of $23.4 million compared to net income of $36.6 million for the six months ended June 30, 2021, primarily driven by the deferred tax liability associated with the WP Transaction and unrealized losses on investments as compared to gains in the prior year period, partially offset by improved performance in insurance and shipping operations.
•Adjusted net income of $29.4 million increased 12.0% from $26.3 million in 2021, driven by improvement in insurance and shipping operations. Adjusted return on average equity was 12.7%, as compared to 13.5% in 2021.

Insurance:
•Gross written premiums and premium equivalents were $1,195.6 million for the six months ended June 30, 2022, as compared to $1,030.0 million for the six months ended June 30, 2021, up 16.1% as a result of growth in admitted and E&S insurance lines as well as growth in fee-based service contract offerings.
•Total revenues increased 21.4% to $576.4 million, from $474.8 million in 2021, driven by increases in earned premiums, net and service and administrative fees.
•The combined ratio improved to 90.7%, as compared to 91.8% in 2021, driven by the continued scalability of Fortegra’s technology and shared service platform, which improved the expense ratio, while the underwriting ratio remained consistent.
•Income before taxes of $23.8 million decreased by $12.5 million as compared to $36.2 million in 2021. Return on average equity was 10.4% in 2022 as compared to 19.4% in 2021. The decrease in both metrics resulted from a combination of revenue growth and an improved combined ratio, more than offset by losses on investments in 2022 compared to gains in 2021.
•Adjusted net income increased 49.1% to $40.1 million, as compared to $26.9 million in 2021. Adjusted return on average equity was 25.5%, as compared to 18.3% in 2021. The increase in both metrics was driven by revenue growth and an improved combined ratio.
•In April 2022, Fortegra acquired ITC, a provider of regulatory and compliance services to the retail automotive sector in the United Kingdom, for net cash consideration of approximately $15.0 million, plus an earn-out.

Tiptree Capital:
•Maritime transportation income before taxes was $16.4 million in 2022, as compared to $2.5 million in 2021, with the increase driven by a rise in both dry bulk and tanker charter rates, and the gain on sale of one dry bulk vessel.
•In the second quarter of 2022, we sold one dry bulk vessel for $21.5 million and signed definitive agreements to sell the remaining two dry bulk vessels for an aggregate of $46.2 million, representing an approximate 45% gain as compared to the June 30, 2022 book value. The two dry bulk vessels under contract to sell are expected to close in the third quarter 2022.
•In May 2022, $13.1 million of asset based debt associated with tanker investments was prepaid, at a discount of 10% to the outstanding principal balance.
•Mortgage income before taxes was $4.3 million in 2022, as compared to $18.9 million in 2021, with the decrease driven by declines in origination volumes and gain on sale margins, partially offset by higher servicing fees and positive fair value adjustments on the mortgage servicing portfolio. Return on average equity was 11.3% in 2022.

Key Trends:

Our results of operations are affected by a variety of factors including, but not limited to, general economic conditions and GDP growth, market liquidity and volatility, consumer confidence, U.S. demographics, employment and wage growth, business confidence and investment, inflation, interest rates and spreads, the impact of the regulatory environment, and the other factors set forth in Part I, Item 1A in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021. Generally, our businesses are positively affected by a healthy U.S. consumer, stable to gradually rising interest rates, stable markets and business conditions, and global growth and trade flows. Conversely, rising unemployment, volatile markets, rapidly rising interest rates, inflation, changing regulatory requirements and slowing business conditions can have a material adverse effect on our results of operations or financial condition.

Fortegra generally offers products which have low severity but high frequency loss experiences and are short duration. As a result, the business has historically generated significant fee-based revenues. In general, the types of products Fortegra offers tend to have limited aggregation risk and limited exposure to catastrophic and residual risk. Underwriting risk is mitigated through a combination of reinsurance and retrospective commission structures with agents, distribution partners and/or third-party reinsurers. To mitigate counterparty risk, Fortegra ensures its distribution partners’ captive reinsurance entities are over-collateralized with highly liquid investments, primarily cash and cash equivalents. Insurance results primarily depend on pricing, underwriting, risk retention and the accuracy of reserves, reinsurance arrangements, returns on invested assets, and policy and contract renewals and run-off. Factors affecting these items, including conditions in financial markets, the global economy and the markets in which we operate, fluctuations in exchange rates, interest rates and inflation, including the current period of inflationary pressures, may have a material adverse effect on our results of operations or financial condition. While Fortegra’s insurance operations have historically maintained a relatively stable combined ratio, initiatives to change the business mix along with these economic factors could generate different results than the business has historically experienced. In particular, the current period of rising inflation can have an impact on replacement costs associated with claims from our customers. To the extent we are unable to pass the higher costs of claims through higher premiums, lower underwriting margins could adversely affect our profitability.

Fortegra’s investment portfolio includes fixed maturity securities, loans, credit investment funds, and equity securities. Many of those investments are held at fair value. During the first half of 2022, the U.S. fixed income markets have experienced a significant rise in interest rates. Rising interest rates have and could continue to impact the value of Fortegra’s fixed maturity securities, with any unrealized losses recorded in equity, and if realized, could impact our results of operations. Offsetting the impact of a rising interest rate environment, new investments in fixed rate instruments from both maturities and portfolio growth can result in higher interest income on investments over time. The average duration of our fixed income available for sale securities is less than three years. During the first half of 2022, 2-year treasury yields increased significantly, which resulted in a negative impact on Fortegra’s fixed income portfolio and our book value, as the substantial majority was unrealized. While our asset and liability mix is relatively matched, should we need to liquidate any of these investments before maturity to pay claims, any realized losses could materially negatively impact our results of operations.

Changes in fair value for loans, credit investment funds, and equity securities in Fortegra’s investment portfolio are reported quarterly as unrealized gains or losses in revenues and can be impacted by changes in interest rates, credit risk, or market risk, including specific company or industry factors. In addition, our equity holdings are relatively concentrated. General equity market trends, along with company and industry specific factors, can impact the fair value which can result in unrealized gains and losses affecting our results.

Rising 10-year treasury yields, and the tapering of the Federal Reserve’s purchases of mortgage-backed securities, has resulted in increases in mortgage interest rates. Low mortgage interest rates driven by the Federal Reserve intervention in mortgage markets, and rising home prices in certain markets, had provided tailwinds to the mortgage markets beginning in the second quarter of 2020 and through 2021, which had benefited our mortgage operations and margins. The recent rise in rates has resulted in a reversal of those trends, with volumes and margins declining. Only partially offsetting the declines in earnings in our origination business is an increase in the fair value of our mortgage servicing portfolio as rising rates slow prepayment speeds, with a resulting increase in servicing income. Continued rising mortgage rates could have a materially negative impact on our mortgage business results of operations, and may only be partially mitigated by the improvement in mortgage servicing revenues.

Rising interest rates can also impact the cost of floating interest rate debt obligations, while declining rates can decrease the cost of debt. Our secured revolving and term credit agreements, preferred trust securities and asset based revolving financing are all floating rate obligations. A continuation of rising rates could have a material impact on our costs of floating rate debt.

In addition, authorities that regulate LIBOR have announced plans to phase out LIBOR, such that LIBOR is expected to cease to exist as a benchmark for floating interest rates. The Federal Reserve Board and the Federal Reserve Bank of New York organized the Alternative Reference Rates Committee, which identified the Secured Overnight Financing Rate (SOFR) as its preferred alternative rate for USD-LIBOR. We are not able to predict when LIBOR will cease to be available or when there will be sufficient liquidity in the SOFR or other alternative markets as replacement reference rates. Such uncertainty may result in a sudden or prolonged increase or decrease in reported LIBOR and/or its replacement rate. To address the phase out of LIBOR, the agreements for our debt facilities include a mechanism to replace LIBOR with an alternative reference rate under specified circumstances, whether that replacement is SOFR or another benchmark. If future rates based upon the successor reference rate are higher than LIBOR rates due to illiquidity or other factors, our interest expense could increase.
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

The maritime transportation industry is highly competitive and fragmented. Demand for shipping capacity is a function of global economic conditions and the related demand for commodities, production and consumption patterns, and is affected by events, such as the war in Ukraine, which interrupt production, trade routes, and consumption. If rising interest rates and global inflationary factors drive a global recession, both charter rates and utilization rates could be negatively impacted. The shipping industry is cyclical with significant volatility in charter hire rates and profitability, which can change rapidly. General global economic conditions, along with company and industry specific factors, are expected to continue to impact the fair value of our vessels and associated operating results. While there is a current imbalance in supply and demand for shipping capacity in the dry bulk sector, which provided the opportunity for us to sell our dry bulk vessels at attractive prices, a change in those factors and/or changes in global economic conditions could result in substantially lower charter rates, which could negatively impact our results of operations and the carrying value of our remaining vessels.

RESULTS OF OPERATIONS
The following is a summary of our condensed consolidated financial results for the three and six months ended June 30, 2022 and 2021. In addition to GAAP results, management uses the Non-GAAP measures Adjusted net income, Adjusted return on average equity, Adjusted EBITDA and book value per share as measurements of operating performance. Management believes these measures provide supplemental information useful to investors as they are frequently used by the financial community to analyze financial performance and comparison among companies. Management uses Adjusted net income and adjusted return on average equity as part of its capital allocation process and to assess comparative returns on invested capital. Adjusted EBITDA is also used in determining incentive compensation for the Company’s executive officers. Adjusted net income represents income before taxes, less provision (benefit) for income taxes, and excluding the after-tax impact of various expenses that we consider to be unique and non-recurring in nature, stock-based compensation, net realized and unrealized gains (losses), and intangibles amortization associated with purchase accounting. The Company defines Adjusted EBITDA as GAAP net income of the Company plus corporate interest expense, plus income taxes, plus depreciation and amortization expense, less the effects of purchase accounting, plus non-cash fair value adjustments, plus significant non-recurring expenses, and plus unrealized gains (losses) on available for sale securities that are reported in other comprehensive income. Adjusted net income, Adjusted return on average equity and Adjusted EBITDA are not measurements of financial performance or liquidity under GAAP and should not be considered as an alternative or substitute for GAAP net income. See “Non-GAAP Reconciliations” for a reconciliation of these measures to their GAAP equivalents.

Selected Key Metrics

($ in thousands, except per share information)	Three Months Ended June 30,		Six Months Ended June 30,
GAAP:	2022	2021	2022	2021
Total revenues	$339,843	$299,687	$664,746	$594,375
Net income (loss) attributable to common stockholders	$(22,408)	$7,969	$(23,368)	$36,550
Diluted earnings per share	$(0.64)	$0.22	$(0.67)	$1.05
Cash dividends paid per common share	$0.04	$0.04	$0.08	$0.08
Return on average equity	(19.2)%	9.0%	(9.8)%	20.4%

Non-GAAP: (1)
Adjusted net income	$13,986	$13,125	$29,438	$26,280
Adjusted return on average equity	12.3%	13.1%	12.7%	13.5%
Adjusted EBITDA	$55,416	$26,555	$40,511	$72,238
Book value per share	$10.75	$11.59	$10.75	$11.59
(1)    See “—Non-GAAP Reconciliations” for a discussion of non-GAAP financial measures.

Revenues

For the three months ended June 30, 2022, revenues were $339.8 million, which increased $40.2 million, or 13.4%, compared to the prior year period. For the six months ended June 30, 2022, revenues were $664.7 million, which increased $70.4 million, or 11.8%, compared to the prior year period. The changes for both periods were primarily driven by growth in earned premiums, net, and service and administrative fees in the insurance business, increased revenues from vessels and our mortgage servicing portfolio, partially offset by lower mortgage volumes and margins and net realized and unrealized losses on Invesque and other investments in 2022 compared to gains in 2021.

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

($ in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net realized and unrealized gains (losses)(1)	$(869)	$3,397	$649	$13,612
Net realized and unrealized gains (losses) - Invesque	$(3,227)	$169	$(13,925)	$16,812
(1)    Excludes Invesque and Mortgage realized and unrealized gains and losses.

Net Income (Loss) Attributable to common stockholders

For the three months ended June 30, 2022, net loss attributable to common stockholders was $22.4 million, a decrease of $30.4 million, primarily driven by $25.5 million of tax expense associated with the WP Transaction. Tiptree recognized a $63.2 million pre-tax increase to Tiptree Inc. stockholders’ equity in the three months ended June 30, 2022, which was partially offset by increased deferred tax liabilities resulting from the tax deconsolidation of Fortegra as Tiptree’s ownership of Fortegra was reduced to below 80%. The deferred tax liability was $39.6 million, with $14.1 million impacting Tiptree Inc. stockholders’ equity directly and $25.5 million impacting net income for the three months ended June 30, 2022. See Note (20) Income Taxes for more information on the tax impacts of the WP Transaction.

For the six months ended June 30, 2022, net loss attributable to common stockholders was $23.4 million, a decrease of $59.9 million from net income of $36.6 million for the six months ended June 30, 2021, primarily driven by net realized and unrealized losses on Invesque and other investments in 2022 compared to gains in 2021, lower mortgage origination revenues and the tax impacts of the WP Transaction, partially offset by growth in Fortegra’s underwriting and fee operations, increased revenues from our mortgage servicing portfolio and improvement in dry bulk and tanker shipping rates, including the gain on sale of one dry bulk vessel.

Adjusted net income & Adjusted return on average equity - Non-GAAP

Adjusted net income for the three months ended June 30, 2022 was $14.0 million, an increase of $0.9 million, or 6.6%, from the three months ended June 30, 2021 driven by improved performance in our insurance and shipping operations, partially offset by declines in our mortgage business. For the three months ended June 30, 2022, adjusted return on average equity was 12.3%, as compared to 13.1% at June 30, 2021, with the decrease driven by the higher average equity balances as a result of the WP Transaction.

Adjusted net income for the six months ended June 30, 2022 was $29.4 million, an increase of $3.2 million, or 12.0%, from the six months ended June 30, 2021, with the increase driven by improved performance in our insurance and shipping operations, partially offset by declines in our mortgage business. For the six months ended June 30, 2022, adjusted return on average equity was 12.7%, as compared to 13.5% at June 30, 2021, with the decrease primarily driven by the higher average equity balances as a result of the WP Transaction.

Adjusted EBITDA - Non-GAAP

Adjusted EBITDA for the three months ended June 30, 2022 was $55.4 million, an increase of $28.9 million from 2021 driven by the WP Transaction gain that impacted stockholders’ equity, partially offset by realized and unrealized losses on investments and foreign currency translation in 2022 (including impacts to AOCI).

Adjusted EBITDA for the six months ended June 30, 2022 was $40.5 million, a decrease of $31.7 million from 2021, driven by realized and unrealized losses in 2022 (including impacts to AOCI) compared to gains in 2021, partially offset by the WP Transaction gain and improved operating performance noted above.

Book Value per share - Non-GAAP

Total stockholders’ equity was $525.3 million as of June 30, 2022 compared to $405.0 million as of June 30, 2021, with the increase driven by the WP Transaction, cash exercise of Tiptree warrants, partially offset by comprehensive losses over the trailing four quarters primarily resulting from unrealized losses on AFS securities and negative impacts from foreign currency translation, and dividends paid. In the six months ended June 30, 2022, Tiptree returned $3.7 million to stockholders through dividends paid and shares repurchased.

Book value per share for the period ended June 30, 2022 was $10.75, a decrease from book value per share of $11.59 as of June 30, 2021. The key drivers of the decrease over the past four quarters were the comprehensive loss per share primarily associated with unrealized losses on AFS securities, dividends paid of $0.16 per share, and issuance of shares on exercise of warrants and in exchange for vested subsidiary equity awards, partially offset by the net increase to Tiptree Inc. stockholders’ equity from the WP transaction.

Results by Segment
We classify our business into two reportable segments, Insurance and Mortgage, with the remainder of our operations aggregated into Tiptree Capital - Other. Corporate activities include holding company interest expense, corporate employee compensation and benefits, and other expenses, including, but not limited to, public company expenses.

The following tables present the components of Revenue, Income (loss) before taxes and Adjusted net income for the following periods:

($ in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenues:
Insurance	$293,831	$252,255	$576,360	$474,818
Mortgage	18,189	25,272	43,590	59,766
Tiptree Capital - other	27,823	22,160	44,796	59,791
Corporate	—	—	—	—
Total revenues	$339,843	$299,687	$664,746	$594,375

Income (loss) before taxes:
Insurance	$9,071	$14,704	$23,753	$36,232
Mortgage	24	5,775	4,290	18,852
Tiptree Capital - other	9,042	2,620	1,391	17,614
Corporate	(13,330)	(11,624)	(25,579)	(21,831)
Total income (loss) before taxes	$4,807	$11,475	$3,855	$50,867

Non-GAAP - Adjusted net income (1):
Insurance	$18,938	$14,091	$40,062	$26,867
Mortgage	(1,183)	4,059	(2,739)	11,524
Tiptree Capital - other	5,088	2,064	7,616	2,631
Corporate	(8,857)	(7,089)	(15,501)	(14,742)
Total adjusted net income	$13,986	$13,125	$29,438	$26,280
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

The following tables and discussion present the Insurance segment results for the three and six months ended June 30, 2022 and 2021.

Results of Operations - Three Months Ended June 30, 2022 compared to 2021

($ in thousands)	Three Months Ended June 30,
	2022	2021	Change	% Change
Revenues:
Earned premiums, net	$215,941	$176,958	$38,983	22.0%
Service and administrative fees	77,625	63,700	13,925	21.9%
Ceding commissions	3,326	3,080	246	8.0%
Net investment income	3,365	3,234	131	4.1%
Net realized and unrealized gains (losses)	(10,126)	2,824	(12,950)	NM%
Other revenue	3,700	2,459	1,241	50.5%
Total revenues	$293,831	$252,255	$41,576	16.5%
Expenses:
Net losses and loss adjustment expenses	$82,953	$69,741	$13,212	18.9%
Member benefit claims	21,712	19,452	2,260	11.6%
Commission expense	127,453	99,543	27,910	28.0%
Employee compensation and benefits	20,062	18,392	1,670	9.1%
Interest expense	5,380	4,525	855	18.9%
Depreciation and amortization	4,601	4,407	194	4.4%
Other expenses	22,599	21,491	1,108	5.2%
Total expenses	$284,760	$237,551	$47,209	19.9%
Income (loss) before taxes (1)	$9,071	$14,704	$(5,633)	(38.3)%

Key Performance Metrics:
Gross written premiums and premium equivalents	$594,696	$552,780	$41,916	7.6%
Return on average equity	7.0%	16.2%
Underwriting ratio	77.2%	76.7%
Expense ratio	13.7%	15.4%
Combined ratio	90.9%	92.1%

Non-GAAP Financial Measures (2):
Adjusted net income	$18,938	$14,091	$4,847	34.4%
Adjusted return on average equity	24.5%	20.1%
(1)    Net income was $5,401 for the three months ended June 30, 2022 compared to $11,370 for the three months ended June 30, 2021.
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

Revenues - Three Months Ended June 30, 2022 compared to 2021

For the three months ended June 30, 2022, total revenues increased 16.5%, to $293.8 million, as compared to $252.3 million for the three months ended June 30, 2021. Earned premiums, net of $215.9 million increased $39.0 million, or 22.0%, driven by growth in commercial, credit and warranty lines. Service and administrative fees of $77.6 million increased by 21.9% driven by growth in warranty and consumer goods service contract revenues. Ceding commissions of $3.3 million increased by $0.2 million, or 8.0% in line with growth in ceded premiums. Other revenues increased by $1.2 million, or 50.5%, driven by growth in premium finance product offerings.

For the three months ended June 30, 2022, 28.8% of revenues were derived from fees that were not solely dependent upon the underwriting performance of Fortegra’s insurance products, resulting in more diversified earnings. For the three months ended June 30, 2022, 79.7% of fee-based revenues were generated in non-regulated service companies, with the remainder in regulated insurance companies.

For the three months ended June 30, 2022, net investment income was $3.4 million as compared to $3.2 million in the prior year period, primarily driven by growth in investments. Net realized and unrealized losses were $10.1 million, a decrease of $13.0 million, as compared to net realized and unrealized gains of $2.8 million in the prior year period, primarily driven by the change in fair value of certain equity and other investments carried at fair value.

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

Expenses - Three Months Ended June 30, 2022 compared to 2021

For the three months ended June 30, 2022, net losses and loss adjustment expenses were $83.0 million, member benefit claims were $21.7 million and commission expense was $127.5 million, as compared to $69.7 million, $19.5 million and $99.5 million, respectively, for the three months ended June 30, 2021. The increase in net losses and loss adjustment expenses of $13.2 million, or 18.9%, was driven by growth in U.S. and European Insurance lines. The increase in member benefit claims of $2.3 million, or 11.6%, was driven by growth in vehicle service contracts. Commission expense increased by $27.9 million, or 28.0%, generally in line with the growth in earned premiums, net and service and administrative fees.

For the three months ended June 30, 2022, employee compensation and benefits were $20.1 million and other expenses were $22.6 million, as compared to $18.4 million and $21.5 million, respectively, for the three months ended June 30, 2021. Employee compensation and benefits increased by $1.7 million, or 9.1%, driven by investments in human capital associated with growth in admitted, E&S and warranty lines. Other expenses increased by $1.1 million, or 5.2%, driven primarily by premium taxes which increase in line with earned premiums, net.

For the three months ended June 30, 2022, interest expense was $5.4 million as compared to $4.5 million for the three months ended June 30, 2021. The increase in interest expense of $0.9 million, or 18.9%, was primarily driven by increased asset based debt for premium finance lines and the rise in short-term interest rates.

For the three months ended June 30, 2022, depreciation and amortization expense was $4.6 million, including $4.1 million of intangible amortization related to purchase accounting associated with the acquisitions of Fortegra, Smart AutoCare, Sky Auto and ITC, as compared to $4.4 million, including $3.8 million of intangible amortization from purchase accounting in 2021.

Results of Operations - Six Months Ended June 30, 2022 compared to 2021

($ in thousands)	Six Months Ended June 30,
	2022	2021	Change	% Change
Revenues:
Earned premiums, net	$424,357	$323,877	$100,480	31.0%
Service and administrative fees	149,460	121,750	27,710	22.8%
Ceding commissions	5,863	6,105	(242)	(4.0)%
Net investment income	6,532	6,001	531	8.8%
Net realized and unrealized gains (losses)	(16,769)	12,496	(29,265)	NM%
Other revenue	6,917	4,589	2,328	50.7%
Total revenues	$576,360	$474,818	$101,542	21.4%
Expenses:
Net losses and loss adjustment expenses	$166,229	$119,992	$46,237	38.5%
Member benefit claims	42,882	36,375	6,507	17.9%
Commission expense	244,876	188,188	56,688	30.1%
Employee compensation and benefits	42,088	37,481	4,607	12.3%
Interest expense	10,139	8,829	1,310	14.8%
Depreciation and amortization	8,955	8,598	357	4.2%
Other expenses	37,438	39,123	(1,685)	(4.3)%
Total expenses	$552,607	$438,586	$114,021	26.0%
Income (loss) before taxes (1)	$23,753	$36,232	$(12,479)	NM%

Key Performance Metrics:
Gross written premiums and premium equivalents	$1,195,551	$1,030,013	$165,538	16.1%
Return on average equity	10.4%	19.4%
Underwriting ratio	77.4%	75.5%
Expense ratio	13.3%	16.3%
Combined ratio	90.7%	91.8%

Non-GAAP Financial Measures (2):
Adjusted net income	$40,062	$26,867	$13,195	49.1%
Adjusted return on average equity	25.5%	18.3%
(1)    Net income was $16,419 for the six months ended June 30, 2022 compared to $28,469 for the six months ended June 30, 2021.
(2)    See “—Non-GAAP Reconciliations” for a discussion of non-GAAP financial measures.

Revenues - Six Months Ended June 30, 2022 compared to 2021

For the six months ended June 30, 2022, total revenues increased 21.4%, to $576.4 million, as compared to $474.8 million for the six months ended June 30, 2021. Earned premiums, net of $424.4 million increased $100.5 million, or 31.0%, driven by growth in admitted and E&S commercial lines, and warranty insurance offerings. Service and administrative fees of $149.5 million increased by 22.8% driven by growth in warranty and consumer goods service contract revenues. Ceding commissions of $5.9 million decreased by $0.2 million, or 4.0%, driven by lower ceding fees as less business was ceded. Other revenues increased by $2.3 million, or 50.7%, driven by growth in premium finance product offerings.

For the six months ended June 30, 2022, 28.1% of revenues were derived from fees that were not solely dependent upon the underwriting performance of Fortegra’s insurance products, resulting in more diversified earnings. For the six months ended June 30, 2022, 79.2% of fee-based revenues were generated in non-regulated service companies, with the remainder in regulated insurance companies.

For the six months ended June 30, 2022, net investment income was $6.5 million as compared to $6.0 million in the prior year period, primarily driven by growth in investments. Net realized and unrealized losses were $16.8 million, a decrease of $29.3 million, as compared to net realized and unrealized gains of $12.5 million in the prior year period, primarily driven by the change in fair value of certain equity and other investments carried at fair value.

Expenses - Six Months Ended June 30, 2022 compared to 2021

For the six months ended June 30, 2022, net losses and loss adjustment expenses were $166.2 million, member benefit claims were $42.9 million and commission expense was $244.9 million, as compared to $120.0 million, $36.4 million and $188.2 million, respectively, for the six months ended June 30, 2021. The increase in net losses and loss adjustment expenses of $46.2 million, or 38.5%, was driven by growth in U.S. and European Insurance lines and the shift in business mix toward commercial lines, which tend to have a higher loss ratios and lower commission ratios. During the six months ended June 30, 2022, and 2021, the Company experienced an increase in prior year development of $0.7 million and $2.6 million, respectively, primarily as a result of higher-than-expected claim severity from business written by a small group of producers of our personal and commercial lines of business. The increase in member benefit claims of $6.5 million, or 17.9%, was driven by growth in vehicle service contracts. Commission expense increased by $56.7 million, or 30.1%, in line with the growth in earned premiums, net and service and administrative fees.

For the six months ended June 30, 2022, employee compensation and benefits were $42.1 million and other expenses were $37.4 million, as compared to $37.5 million and $39.1 million, respectively, for the three months ended June 30, 2021. Employee compensation and benefits increased by $4.6 million, or 12.3%, driven by investments in human capital associated with growth in admitted, E&S and warranty lines. Other expenses decreased by $1.7 million, or 4.3%, driven primarily by the deferral of current and certain prior year marketing and advertising costs aligned with the deferral of revenues from Sky Auto, partially offset by increases in premium taxes, which grew in line with earned premiums.

For the six months ended June 30, 2022, interest expense was $10.1 million as compared to $8.8 million for the six months ended June 30, 2021. The increase in interest expense of $1.3 million, or 14.8%, was primarily driven by increased asset based debt for premium finance lines and the rise in short-term interest rates.

For the six months ended June 30, 2022, depreciation and amortization expense was $9.0 million, including $8.0 million of intangible amortization related to purchase accounting associated with the acquisitions of Fortegra, Smart AutoCare, Sky Auto and ITC, as compared to $8.6 million, including $7.7 million of intangible amortization from purchase accounting in 2021.

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

The below table shows gross written premiums and premium equivalents by business mix for the three and six months ended June 30, 2022 and 2021.

($ in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
U.S. Insurance	$376,370	$353,450	$783,390	$689,298
U.S. Warranty Solutions	182,830	175,618	345,513	300,948
Europe Warranty Solutions	35,496	23,712	66,648	39,767
Total	$594,696	$552,780	$1,195,551	$1,030,013

Total gross written premiums and premium equivalents for the three months ended June 30, 2022 were $594.7 million, representing an increase of $41.9 million, or 7.6%. Total gross written premiums and premium equivalents for the six months ended June 30, 2022 were $1,195.6 million, representing an increase of $165.5 million, or 16.1%. The increase in both periods was driven by a combination of factors including growing Fortegra’s distribution partner network, expanding specialty admitted and E&S insurance lines, and increasing penetration in the auto and consumer goods service contract sector.

For the three months ended June 30, 2022, U.S. Insurance increased by $22.9 million, or 6.5%, driven by growth in commercial and warranty insurance lines. For the three months ended June 30, 2022, U.S. Warranty Solutions increased by $7.2 million, or 4.1%, driven by growth in auto and roadside assistance service contracts. Europe Warranty Solutions increased by $11.8 million, or 49.7%, driven by growth in auto warranty lines.

For the six months ended June 30, 2022, U.S. Insurance increased by $94.1 million, or 13.7%, driven by growth in commercial, E&S, and warranty insurance lines. For the six months ended June 30, 2022, U.S. Warranty Solutions increased by $44.6 million, or 14.8%, driven by growth in auto and roadside assistance service contracts. Europe Warranty Solutions increased by $26.9 million, or 67.6%, driven by growth in auto warranty lines.

The growth in gross written premiums and premium equivalents, combined with higher retention in select products as of June 30, 2022, has resulted in an increase of $370.8 million, or 25.7%, in unearned premiums and deferred revenue on the condensed consolidated balance sheets as compared to June 30, 2021. As of June 30, 2022, unearned premiums and deferred revenues were $1,812.0 million, as compared to $1,441.2 million as of June 30, 2021.

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

The combined ratio was 90.9% for the three months ended June 30, 2022, which consisted of an underwriting ratio of 77.2% and an expense ratio of 13.7%, as compared to 92.1%, 76.7% and 15.4%, respectively, for the three months ended June 30, 2021. The combined ratio was 90.7% for the six months ended June 30, 2022, which consisted of an underwriting ratio of 77.4% and an expense ratio of 13.3%, as compared to 91.8%, 75.5% and 16.3%, respectively, for the six months ended June 30, 2021. The improvement in the combined ratio for both comparable periods was driven by the continued scalability of the technology and shared service platform, decreasing the expense ratio, which was partially offset by an increase in the underwriting ratio related to changes in product mix.

Return on Average Equity

Return on average equity is expressed as the ratio of net income to average stockholders’ equity during the period. Management uses this ratio as a measure of the on-going performance of the totality of the Company’s operations.

Return on average equity was 7.0% for the three months ended June 30, 2022, as compared to 16.2% for the prior year period. Return on average equity was 10.4% for the six months ended June 30, 2022, as compared to 19.4% for the six months ended June 30, 2021. The decrease in net income and annualized return on average equity was driven by net realized and unrealized losses in the 2022 periods compared to net realized and unrealized gains in the 2021 periods as well as higher average equity balances, partially offset by revenue growth and an improved combined ratio.

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

The below tables show underwriting and fee revenues and underwriting and fee margin by business mix for the three and six months ended June 30, 2022 and 2021.

	Three Months Ended June 30,
($ in thousands)	Underwriting and Fee Revenues (1)		Underwriting and Fee Margin (1)
	2022	2021	2022	2021
U.S. Insurance	$218,457	$179,230	$40,686	$34,617
U.S. Warranty Solutions	67,439	56,015	22,214	21,360
Europe Warranty Solutions	14,696	10,952	5,574	1,484
Total	$300,592	$246,197	$68,474	$57,461
(1)    See “—Non-GAAP Reconciliations” for a discussion of non-GAAP financial measures.

Underwriting and fee revenues were $300.6 million for the three months ended June 30, 2022 as compared to $246.2 million for the three months ended June 30, 2021. Total underwriting and fee revenues increased $54.4 million, or 22.1%, driven by growth in all business lines. The increase in U.S. Insurance was $39.2 million, or 21.9%, driven by growth in commercial, E&S, and credit insurance lines. The increase in U.S. Warranty Solutions was $11.4 million, or 20.4%, driven by growth in auto, roadside assistance, and premium finance offerings. Europe Warranty Solutions increased by $3.7 million, or 34.2%, driven by growth in auto and consumer goods service contracts.

Underwriting and fee margin was $68.5 million for the three months ended June 30, 2022 as compared to $57.5 million for the three months ended June 30, 2021. Total underwriting and fee margin increased $11.0 million, or 19.2%, driven by growth in U.S. Insurance and Europe Warranty Solutions. U.S. Insurance grew by $6.1 million, or 17.5%, as the underwriting ratio was generally consistent year-over-year at 81.4% while revenues increased from growth in admitted and E&S lines. U.S. Warranty Solutions increased by $0.9 million, or 4.0%, primarily driven by the deferral of revenues associated with contracts acquired by Sky Auto. This current period revenue deferral for Sky Auto was offset by the deferral of direct marketing costs in other expenses and therefore had minimal impact on the combined ratio or income before taxes. Europe Warranty Solutions increased by $4.1 million, or 275.6%, driven by growth in auto and consumer goods service contracts in those markets.

	Six Months Ended June 30,
($ in thousands)	Underwriting and Fee Revenues (1)		Underwriting and Fee Margin (1)
	2022	2021	2022	2021
U.S. Insurance	$429,445	$329,043	$80,565	$64,807
U.S. Warranty Solutions	128,488	107,134	41,655	41,998
Europe Warranty Solutions	28,664	20,144	10,390	4,961
Total	$586,597	$456,321	$132,610	$111,766
(1)    See “—Non-GAAP Reconciliations” for a discussion of non-GAAP financial measures.

Underwriting and fee revenues were $586.6 million for the six months ended June 30, 2022 as compared to $456.3 million for the six months ended June 30, 2021. Total underwriting and fee revenues increased $130.3 million, or 29%, driven by growth in all business lines. The increase in U.S. Insurance was $100.4 million, or 31%, driven by growth in commercial, E&S, and credit insurance lines. The increase in U.S. Warranty Solutions was $21.4 million, or 20%, driven by growth in auto, roadside assistance, and premium finance offerings. Europe Warranty Solutions increased by $8.5 million, or 42%, driven by growth in auto and consumer goods service contracts.

Underwriting and fee margin was $132.6 million for the six months ended June 30, 2022 as compared to $111.8 million for the six months ended June 30, 2021. Total underwriting and fee margin increased $20.8 million, or 19%, driven by growth in U.S. Insurance and Europe Warranty Solutions. U.S. Insurance grew by $15.8 million, or 24%, from growth in admitted and E&S lines. U.S. Warranty Solutions decreased by $0.3 million, or 1%, primarily driven by the deferral of revenues associated with contracts acquired by Sky Auto. This current period revenue deferral for Sky Auto was offset by the deferral of direct marketing costs in other expenses and therefore had minimal impact on the combined ratio or income before taxes. Europe Warranty Solutions increased by $5.4 million, or 109%, driven by growth in auto and consumer goods service contracts in those markets.

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

For the three months ended June 30, 2022, adjusted net income and adjusted return on average equity were $18.9 million and 24.5%, respectively, as compared to $14.1 million and 20.1%, respectively, for the three months ended June 30, 2021. For the six months ended June 30, 2022, adjusted net income and adjusted return on average equity were $40.1 million and 25.5%, respectively, as compared to $26.9 million and 18.3%, respectively, for the six months ended June 30, 2021. The improvement in both periods was driven by the growth in underwriting and fee revenues in addition to improvement in the combined ratio.

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

For the three months ended June 30, 2022, net investment income was $3.4 million as compared to $3.2 million in the prior year period, driven by growth in investments. Net realized and unrealized losses were $10.1 million, a decrease of $13.0 million, driven by realized and unrealized losses on certain equity securities and other investments, including fixed income securities carried at fair value, in the 2022 period as compared to gains in the 2021 period. Unrealized losses impacting OCI for the three months ended June 30, 2022 were $19.2 million, driven by the rise in interest rates and corresponding impact to the fair value of investments in U.S. Treasuries, obligations of U.S. government agencies, corporate securities, obligations of state and political subdivisions, and asset-backed securities.

For the six months ended June 30, 2022, net investment income was $6.5 million as compared to $6.0 million in the prior year period, driven by growth in investments. Net realized and unrealized losses were $16.8 million, a decrease of $29.3 million, driven by realized and unrealized losses on certain equity securities and other investments, including fixed income securities carried at fair value, in the 2022 period as compared to gains in the 2021 period. Unrealized losses impacting OCI for the six months ended June 30, 2022 were $45.4 million, driven by the rise in interest rates and corresponding impact to the fair value of investments in U.S. Treasuries, obligations of U.S. government agencies, corporate securities, obligations of state and political subdivisions, and asset-backed securities.

Tiptree Capital

Tiptree Capital consists of our Mortgage segment, which includes the operating results of Reliance, our mortgage business, and Tiptree Capital - Other, which consists of our other non-insurance operating businesses and investments. As of June 30, 2022, Tiptree Capital - Other includes our Invesque shares, maritime transportation operations (including the two dry bulk vessels classified as held for sale on the condensed consolidated balance sheets), and the mortgage operations of Luxury, which is classified as held for sale on the condensed consolidated balance sheets.

Mortgage

Through our Mortgage operating subsidiary, Reliance, we originate, sell, securitize and service one-to-four-family, residential mortgage loans, comprised of conforming mortgage loans, Federal Housing Administration (“FHA”), Veterans Administration (“VA”), United States Department of Agriculture (“USDA”), and to a lesser extent, non-agency jumbo prime.

We are an approved seller/servicer for Fannie Mae and Freddie Mac. The Company is also an approved issuer and servicer for Ginnie Mae. The Company originates residential mortgage loans through its retail distribution channel (directly to consumers) in 39 states and the District of Columbia as of June 30, 2022.

The following tables present the Mortgage segment results for the following periods:

Results of Operations

($ in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenues:
Net realized and unrealized gains (losses)	$13,450	$20,726	$33,864	$50,803
Other revenue	4,739	4,546	9,726	8,963
Total revenues	$18,189	$25,272	$43,590	$59,766
Expenses:
Employee compensation and benefits	$11,195	$13,125	$25,620	$28,467
Interest expense	315	263	641	561
Depreciation and amortization	214	227	428	452
Other expenses	6,441	5,882	12,611	11,434
Total expenses	$18,165	$19,497	$39,300	$40,914
Income (loss) before taxes	$24	$5,775	$4,290	$18,852

Key Performance Metrics:
Origination volumes	$306,752	$375,934	$661,165	$795,813
Gain on sale margins	4.7%	5.6%	4.5%	5.8%
Return on average equity	0.3%	24.4%	11.3%	42.8%

Non-GAAP Financial Measures (1):
Adjusted net income	$(1,183)	$4,059	$(2,739)	$11,524
Adjusted return on average equity	(8.2)%	22.4%	(9.3)%	34.3%
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

Revenues - Three and Six Months Ended June 30, 2022 compared to 2021

For the three months ended June 30, 2022, $306.8 million of loans were funded, compared to $375.9 million for 2021, a decrease of $69.2 million, or 18.4%. Gain on sale margins decreased to 4.7% for the three months ended June 30, 2022, down approximately 90 basis points from 5.6% for the three months ended June 30, 2021. For the six months ended June 30, 2022, $661.2 million of loans were funded, compared to $795.8 million for 2021, a decrease of $134.6 million, or 16.9%. Origination volumes for both periods in 2022 declined given the rise in mortgage interest rates. Gain on sale margins decreased to 4.5% for the six months ended June 30, 2022, down approximately 130 basis points from 5.8% for the six months ended June 30, 2021.

Net realized and unrealized gains for the three months ended June 30, 2022 were $13.5 million, compared to $20.7 million for 2021, a decrease of $7.3 million or 35.1%. The primary drivers of decreased gain on sale revenues was the decline in volumes and gain on sale margins, partially offset by positive fair value adjustments in mortgage servicing rights of $1.6 million as interest rates increased from December 31, 2021. Net realized and unrealized gains for the six months ended June 30, 2022 were $33.9 million, compared to $50.8 million for 2021, a decrease of $16.9 million or 33.3%. The primary driver of decreased gain on sale revenues was the decline in volumes and gain on sale margins, partially offset by positive fair value adjustments in mortgage servicing rights of $7.9 million as interest rates increased from December 31, 2021.

Other revenue for the three months ended June 30, 2022 was $4.7 million, compared to $4.5 million for 2021, an increase of $0.2 million, or 4%. Other revenue for the six months ended June 30, 2022 was $9.7 million, compared to $9.0 million for 2021, an increase of $0.8 million, or 8.5%. The increase in both periods is driven primarily by higher servicing fees from an increase in loans serviced. As of June 30, 2022, the mortgage servicing asset was $40.9 million, an increase from $29.8 million as of December 31, 2021.

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

Expenses - Three and Six Months Ended June 30, 2022 compared to 2021

For the three months ended June 30, 2022, employee compensation and benefits were $11.2 million, compared to $13.1 million in 2021, a decrease of $1.9 million or 15%. For the six months ended June 30, 2022, employee compensation and benefits were $25.6 million, compared to $28.5 million in 2021, a decrease of $2.8 million or 10.0%. The decrease in both periods was driven primarily by reduced commissions on lower origination volumes.

For the three months ended June 30, 2022 and 2021, interest expense and depreciation and amortization expense were both flat, at $0.3 million and $0.2 million, respectively. For the six months ended June 30, 2022 and 2021, interest expense and depreciation and amortization expense were both flat, at $0.6 million and $0.4 million, respectively.

For the three months ended June 30, 2022, other expenses were $6.4 million, compared to $5.9 million in 2021, with the $0.6 million increase driven by increased loan origination expenses, including marketing costs. For the six months ended June 30, 2022, other expenses were $12.6 million, compared to $11.4 million in 2021, with the $1.2 million increase driven by the same factors that impacted the three months.

Income (loss) before taxes

Income before taxes for the three months ended June 30, 2022 was $24.0 thousand, compared to $5.8 million in 2021. Income before taxes for the six months ended June 30, 2022 was $4.3 million, compared to $18.9 million in 2021. The primary drivers of the decrease in both periods was a decline in volumes and margins, partially offset by higher servicing fees attributable to the larger servicing portfolio, in addition to positive fair value adjustments on the mortgage servicing rights asset, as compared to 2021.

Tiptree Capital - Other

The following tables present a summary of Tiptree Capital - Other results for the following periods:

Results of Operations

	Three Months Ended June 30,
($ in thousands)	Total revenue		Income (loss) before taxes
	2022	2021	2022	2021
Senior living (Invesque)	$(2,668)	$142	$(2,668)	$142
Maritime transportation	18,764	7,918	13,760	1,994
Other (1)	11,727	14,100	(2,050)	484
Total	$27,823	$22,160	$9,042	$2,620

	Six Months Ended June 30,
($ in thousands)	Total revenue		Income (loss) before taxes
	2022	2021	2022	2021
Senior living (Invesque)	$(11,519)	$13,908	$(11,519)	$13,908
Maritime transportation	27,626	13,617	16,413	2,507
Other (1)	28,689	32,266	(3,503)	1,199
Total	$44,796	$59,791	$1,391	$17,614
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

Revenues for the three months ended June 30, 2022 were $27.8 million compared to $22.2 million for 2021. The primary driver of the increase in revenues was the gain of $7.1 million related to the sale of one dry bulk vessel and increased dry bulk and tanker charter rates earned by the maritime transportation business, partially offset by unrealized losses on our investment in Invesque in 2022 compared to unrealized gains in 2021. Revenues for the six months ended June 30, 2022 were $44.8 million compared to $59.8 million for 2021 with the decline primarily driven by unrealized losses on our investment in Invesque in the 2022 period compared to gains in the 2021 period.

Income (loss) before taxes

The income before taxes from Tiptree Capital - Other for the three months ended June 30, 2022 was $9.0 million, compared to income before taxes of $2.6 million in 2021. The primary driver of the increase was increased income before taxes in our maritime transportation business due to the same factors that had a positive impact on maritime transportation revenues, partially offset by unrealized losses in 2022 compared to gains in 2021 on our investment in Invesque. The income before taxes from Tiptree Capital - Other for the six months ended June 30, 2022 was $1.4 million, compared to income before taxes of $17.6 million in 2021, with the decline driven by the same factors that impacted revenues.

Adjusted net income - Non-GAAP(1)

($ in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Senior living (Invesque)	$—	$—	$—	$—
Maritime transportation	4,992	2,050	7,472	2,571
Other	96	14	144	60
Total	$5,088	$2,064	$7,616	$2,631
(1)    See “—Non-GAAP Reconciliations” for a discussion of non-GAAP financial measures.

Adjusted net income increased to $7.6 million for the six months ended June 30, 2022 compared to $2.6 million in 2021. The increase was driven by the improvement in maritime transportation operations.

Corporate
The following table presents a summary of corporate results for the following periods:

Results of Operations

($ in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Employee compensation and benefits	$1,576	$1,769	$3,944	$3,836
Employee incentive compensation expense	4,374	2,372	9,037	5,925
Interest expense	1,981	2,558	4,224	5,122
Depreciation and amortization	201	201	399	399
Other expenses	5,198	4,724	7,975	6,549
Total expenses	$13,330	$11,624	$25,579	$21,831
Corporate expenses include expenses of the holding company for interest expense, employee compensation and benefits, and public company and other expenses. Corporate employee compensation and benefits includes the expense of management, legal and accounting staff. Other expenses primarily consisted of audit and professional fees, insurance, office rent and other related expenses.

Employee compensation and benefits, including incentive compensation expense, were $13.0 million for the six months ended June 30, 2022, compared to $9.8 million for 2021, driven by an increase in performance related employee incentive compensation. Of the incentive compensation expense in the six months ended June 30, 2022, $3.8 million was stock-based compensation expense primarily related to awards granted in third quarter 2021. Interest expense for the six months ended June 30, 2022 and 2021 was $4.2 million and $5.1 million, respectively. As of June 30, 2022, the Company had no outstanding borrowings at the holding company, compared to $114.1 million at December 31, 2021. Other expenses of $8.0 million increased by $1.4 million from the six months ended June 30, 2021, primarily driven by increased consulting, legal and professional fees.

Provision for Income Taxes

During the three months ended June 30, 2022, the WP Transaction was completed whereby Warburg invested $200 million in Tiptree’s insurance subsidiary, Fortegra. The WP Transaction, along with Fortegra management’s ownership, reduced Tiptree’s ownership in Fortegra below 80% such that, while still consolidated for GAAP financial reporting purposes, Fortegra will no longer be included in the consolidated tax return group with Tiptree. Accordingly, Tiptree has recorded deferred tax liabilities related to the basis difference in Tiptree’s investment in Fortegra in the three months ended June 30, 2022. This deferred tax liability represents the tax that would be due, before consideration of loss carryforwards, if Tiptree were to sell any of its Fortegra stock at its carrying value on Tiptree’s balance sheet. The deferred tax liability recorded in the three months ended June 30, 2022 relating to the WP Transaction was $39.6 million, of which $14.1 million was recorded directly in Tiptree Inc. stockholders’ equity with respect to the gain component and $25.5 million was recorded as a provision for income taxes in the condensed consolidated statements of operations.

The total income tax expense of $26.6 million for the three months ended June 30, 2022 and $2.4 million for the three months ended June 30, 2021 are reflected as components of net income (loss). For the three months ended June 30, 2022, the Company’s effective tax rate was equal to 552.4%. The effective rate for the three months ended June 30, 2022 was significantly higher than the U.S. statutory income tax rate of 21.0%, primarily as a result of recording deferred taxes relating to the tax deconsolidation of Fortegra. For the three months ended June 30, 2021, the Company’s effective tax rate was equal to 21.2%. The effective rate for the three months ended June 30, 2021 was slightly higher than the U.S. federal statutory income tax rate of 21.0%, primarily from the effect of state taxes, offset by the effects of foreign operations and discrete items.

The total income tax expense of $26.5 million for the six months ended June 30, 2022 and $11.2 million for the six months ended June 30, 2021 are reflected as components of net income (loss). For the six months ended June 30, 2022, the Company’s effective tax rate was equal to 686.9%. The effective rate for the six months ended June 30, 2022 was significantly higher than the U.S. statutory income tax rate of 21.0%, primarily from the impact of recording deferred taxes relating to the tax deconsolidation of Fortegra. For the six months ended June 30, 2021, the Company’s effective tax rate was equal to 22.0%. The effective rate for the six months ended June 30, 2021 was higher than the U.S. federal statutory income tax rate of 21.0%, primarily from the effect of state taxes, offset by the effects of foreign operations and discrete items.

Balance Sheet Information

Tiptree’s total assets were $3,732.7 million as of June 30, 2022, compared to $3,599.1 million as of December 31, 2021. The $133.6 million increase in assets is primarily attributable to the growth in the Insurance segment, partially offset by unrealized losses on investments.

Total stockholders’ equity was $525.3 million as of June 30, 2022, compared to $400.2 million as of December 31, 2021, with the increase primarily driven by the WP Transaction, partially offset by other comprehensive losses on available for sale securities for six months ended June 30, 2022. As of June 30, 2022, there were 36,305,016 shares of common stock outstanding as compared to 34,124,153 as of December 31, 2021, with the increase driven by the exercise of warrants and the vesting of share-based incentive compensation.

The following table is a summary of certain balance sheet information:

	As of June 30, 2022
		Tiptree Capital
($ in thousands)	Insurance	Mortgage	Other	Corporate	Total
Total assets	$3,314,541	$166,703	$186,251	$65,214	$3,732,709

Corporate debt	$160,000	$—	$—	$—	$160,000
Asset based debt	54,388	55,284	—	—	109,672

Tiptree Inc. stockholders’ equity	$194,712	$56,467	$99,158	$40,068	$390,405
Fortegra preferred interests	77,679	—	—	—	$77,679
Common interests	52,862	1,089	3,305	—	57,256
Total stockholders’ equity	$325,253	$57,556	$102,463	$40,068	$525,340

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

($ in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Total revenues	$293,831	$252,255	$576,360	$474,818
Less: Net investment income	(3,365)	(3,234)	(6,532)	(6,001)
Less: Net realized and unrealized gains (losses)	10,126	(2,824)	16,769	(12,496)
Underwriting and fee revenues	$300,592	$246,197	$586,597	$456,321

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

($ in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Income (loss) before income taxes	$9,071	$14,704	$23,753	$36,232
Less: Net investment income	(3,365)	(3,234)	(6,532)	(6,001)
Less: Net realized and unrealized gains (losses)	10,126	(2,824)	16,769	(12,496)
Plus: Depreciation and amortization	4,601	4,407	8,955	8,598
Plus: Interest expense	5,380	4,525	10,139	8,829
Plus: Employee compensation and benefits	20,062	18,392	42,088	37,481
Plus: Other expenses	22,599	21,491	37,438	39,123
Underwriting and fee margin	$68,474	$57,461	$132,610	$111,766

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

	Three Months Ended June 30, 2022
		Tiptree Capital
($ in thousands)	Insurance	Mortgage	Other	Corporate	Total
Income (loss) before taxes	$9,071	$24	$9,042	$(13,330)	$4,807
Less: Income tax (benefit) expense	(3,670)	12	(1,300)	(21,597)	(26,555)
Less: Net realized and unrealized gains (losses)	10,126	(1,580)	(4,450)	—	4,096
Plus: Intangibles amortization (1)	4,085	—	—	—	4,085
Plus: Stock-based compensation expense	24	—	23	10	57
Plus: Non-recurring expenses	1,449	—	(1,055)	2,108	2,502
Plus: Non-cash fair value adjustments	—	—	2,170	—	2,170
Less: Tax on adjustments (2)	(2,147)	361	658	23,952	22,824
Adjusted net income	$18,938	$(1,183)	$5,088	$(8,857)	$13,986

Adjusted net income	$18,938	$(1,183)	$5,088	$(8,857)	$13,986
Average stockholders’ equity	$309,774	$57,537	$108,019	$(21,082)	$454,248
Adjusted return on average equity	24.5%	(8.2)%	18.8%	NM%	12.3%

	Three Months Ended June 30, 2021
		Tiptree Capital
($ in thousands)	Insurance	Mortgage	Other	Corporate	Total
Income (loss) before taxes	$14,704	$5,775	$2,620	$(11,624)	$11,475
Less: Income tax (benefit) expense	(3,334)	(1,366)	(34)	2,307	(2,427)
Less: Net realized and unrealized gains (losses)	(2,808)	(600)	(142)	—	(3,550)
Plus: Intangibles amortization (1)	3,835	—	—	—	3,835
Plus: Stock-based compensation expense	500	166	4	479	1,149
Plus: Non-recurring expenses	1,834	—	281	2,171	4,286
Plus: Non-cash fair value adjustments	—	—	(695)	—	(695)
Less: Tax on adjustments (2)	(640)	84	30	(422)	(948)
Adjusted net income	$14,091	$4,059	$2,064	$(7,089)	$13,125

Adjusted net income	$14,091	$4,059	$2,064	$(7,089)	$13,125
Average stockholders’ equity	$281,041	$72,364	$121,129	$(73,310)	$401,224
Adjusted return on average equity	20.1%	22.4%	6.8%	NM%	13.1%

	Six Months Ended June 30, 2022
		Tiptree Capital
($ in thousands)	Insurance	Mortgage	Other	Corporate	Total
Income (loss) before taxes	$23,753	$4,290	$1,391	$(25,579)	$3,855
Less: Income tax (benefit) expense	(7,334)	(966)	494	(18,663)	(26,469)
Less: Net realized and unrealized gains (losses)	16,769	(7,894)	4,401	—	13,276
Plus: Intangibles amortization (1)	8,031	—	—	—	8,031
Plus: Stock-based compensation expense	2,343	—	23	3,849	6,215
Plus: Non-recurring expenses	1,472	—	(922)	2,108	2,658
Plus: Non-cash fair value adjustments	—	—	3,684	—	3,684
Less: Tax on adjustments (2)	(4,972)	1,831	(1,455)	22,784	18,188
Adjusted net income	$40,062	$(2,739)	$7,616	$(15,501)	$29,438

Adjusted net income	$40,062	$(2,739)	$7,616	$(15,501)	$29,438
Average stockholders’ equity	$314,592	$58,981	$112,190	$(23,001)	$462,762
Adjusted return on average equity	25.5%	(9.3)%	13.6%	NM%	12.7%

	Six Months Ended June 30, 2021
		Tiptree Capital
($ in thousands)	Insurance	Mortgage	Other	Corporate	Total
Income (loss) before taxes	$36,232	$18,852	$17,614	$(21,831)	$50,867
Less: Income tax (benefit) expense	(7,763)	(4,462)	(2,941)	3,987	(11,179)
Less: Net realized and unrealized gains (losses)	(12,432)	(4,020)	(13,908)	—	(30,360)
Plus: Intangibles amortization (1)	7,669	—	—	—	7,669
Plus: Stock-based compensation expense	872	331	12	999	2,214
Plus: Non-recurring expenses	2,104	—	281	2,171	4,556
Plus: Non-cash fair value adjustments	—	—	(1,352)	—	(1,352)
Less: Tax on adjustments (2)	185	823	2,925	(68)	3,865
Adjusted net income	$26,867	$11,524	$2,631	$(14,742)	$26,280

Adjusted net income	$26,867	$11,524	$2,631	$(14,742)	$26,280
Average stockholders’ equity	$292,865	$67,292	$113,430	$(84,295)	$389,292
Adjusted return on average equity	18.3%	34.3%	4.6%	NM%	13.5%

The footnotes below correspond to the tables above, under “—Adjusted Net Income - Non-GAAP and “—Adjusted Return on Average Equity - Non-GAAP”.
(1) Specifically associated with acquisition purchase accounting. See Note (9) Goodwill and Intangible Assets, net.
(2) Tax on adjustments represents the tax applied to the total non-GAAP adjustments and includes adjustments for non-recurring or discrete tax impacts. For the three and six months ended June 30, 2022, included in the adjustment is an add-back of $25.5 million related to deferred tax expense from the WP Transaction.

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

($ in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net income (loss) attributable to common stockholders	$(22,408)	$7,969	$(23,368)	$36,550
Add: net (loss) income attributable to non-controlling interests	660	1,079	754	3,138
Corporate debt related interest expense(1)	6,090	6,300	11,967	12,364
Consolidated provision (benefit) for income taxes	26,555	2,427	26,469	11,179
Depreciation and amortization	6,009	6,208	12,165	12,142
Non-cash fair value adjustments(2)	1,177	(1,836)	1,301	(3,816)
Non-recurring expenses(3)	2,502	4,286	2,658	4,556
Unrealized gains (losses) on AFS securities	(19,182)	122	(45,448)	(3,875)
Warburg gain to book value(4)	54,013	—	54,013	—
Adjusted EBITDA	$55,416	$26,555	$40,511	$72,238

(1)
Corporate debt interest expense includes interest expense from secured corporate credit agreements, junior subordinated notes and preferred trust securities. Interest expense associated with asset-specific debt is not added-back for Adjusted EBITDA.

(2)	For maritime transportation operations, depreciation and amortization is deducted as a reduction in the value of the vessel.
(3)	Acquisition, start-up and disposition costs, including debt extinguishment, legal, taxes, banker fees and other costs.
(4)	The pre-tax gain recorded directly to Tiptree Inc. stockholders’ equity was included in Adjusted EBITDA, net of add-backs included in prior period Adjusted EBITDA.

Book Value per share - Non-GAAP

Management believes the use of this financial measure provides supplemental information useful to investors as book value is frequently used by the financial community to analyze company growth on a relative per share basis. The following table provides a reconciliation between total stockholders’ equity and total shares outstanding, net of treasury shares.

($ in thousands, except per share information)	As of June 30,
	2022	2021
Total stockholders’ equity	$525,340	$405,049
Less: Non-controlling interests	134,935	18,031
Total stockholders’ equity, net of non-controlling interests	$390,405	$387,018

Total common shares outstanding	36,305	33,395

Book value per share	$10.75	$11.59

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of liquidity are unrestricted cash, cash equivalents and other liquid investments and distributions from operating subsidiaries, including income from our investment portfolio and sales of assets and investments. We intend to use our cash resources to continue to fund our operations and grow our businesses. We may seek additional sources of cash to fund acquisitions or investments. These additional sources of cash may take the form of debt or equity and may be at the parent, subsidiary or asset level. We are a holding company and our liquidity needs are primarily for compensation, professional fees, office rent and insurance costs.

Our subsidiaries’ ability to generate sufficient net income and cash flows to make cash distributions will be subject to numerous business and other factors, including restrictions contained in agreements for the strategic investment by Warburg in Fortegra, our subsidiaries’ financing agreements, regulatory restrictions, availability of sufficient funds at such subsidiaries, general economic and business conditions, tax considerations, strategic plans, financial results and other factors such as target capital ratios and ratio levels anticipated by rating agencies to maintain or improve current ratings. We expect our cash and cash equivalents and distributions from operating subsidiaries, our subsidiaries’ access to financing, and sales of investments to be adequate to fund our operations for at least the next 12 months, as well as the long term.

As of June 30, 2022, cash and cash equivalents, excluding restricted cash, were $337.9 million, compared to $175.7 million at December 31, 2021, an increase of $162.2 million primarily as a result of the WP Transaction, the sale of one vessel and growth in gross written premium and premium equivalents at Fortegra.

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

Corporate Debt

($ in thousands)	Corporate Debt Outstanding as of June 30,		Interest Expense for the three months ended June 30,		Interest Expense for the six months ended June 30,
	2022	2021	2022	2021	2022	2021
Insurance	$160,000	$160,000	$3,906	$3,742	$7,352	$7,242
Corporate	—	117,188	2,185	2,559	4,615	5,122
Total	$160,000	$277,188	$6,091	$6,301	$11,967	$12,364

The balance of the corporate credit facility was repaid during June 2022 as part of the WP Transaction. See Note (11) Debt, net in the notes to condensed consolidated financial statements for details for prior periods.

On August 4, 2020, Fortegra entered into an Amended and Restated Credit Agreement by and among Fortegra and its wholly-owned subsidiary, LOTS Intermediate Co., as borrowers, the lenders from time to time party thereto, certain of Fortegra’s subsidiaries, as guarantors, and Fifth Third Bank, National Association, as the administrative agent and issuing lender (the “Fortegra Credit Agreement”). The Fortegra Credit Agreement provides for a $200.0 million revolving credit facility, all of which is available for the issuance of letters of credit, with a sub-limit of $17.5 million for swing loans, and matures on August 4, 2023. As of June 30, 2022, we had no outstanding borrowings under this facility.

Consolidated Comparison of Cash Flows

($ in thousands)	Six Months Ended June 30,
Total cash provided by (used in):	2022	2021
Net cash (used in) provided by:
Operating activities	$284,513	$145,603
Investing activities	(23,611)	(125,874)
Financing activities	(101,671)	(35,032)
Net increase (decrease) in cash, cash equivalents and restricted cash	$159,231	$(15,303)
Operating Activities

Cash provided by operating activities was $284.5 million for the six months ended June 30, 2022. In 2022, the primary sources of cash from operating activities included proceeds from mortgage loans outpacing originations and growth in insurance premiums written resulting in increases in unearned premiums, policy liabilities and unpaid claims and deferred revenues, which were partially offset by increases in deferred acquisition costs and reinsurance receivables.

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

Investing Activities

Cash used in investing activities was $23.6 million for the six months ended June 30, 2022. In 2022, the primary uses of cash from investing activities were the issuance of notes receivable outpacing proceeds and the acquisition of ITC.

Cash used in investing activities was $125.9 million for the six months ended June 30, 2021. In 2021, the primary uses of cash from investing activities was the purchase of investments outpacing proceeds from the sales of investments in our insurance investment portfolio, and the issuance of notes receivable outpacing proceeds.

Financing Activities

Cash used in financing activities was $101.7 million for the six months ended June 30, 2022. In 2022, principal repayments on corporate borrowings and mortgage warehouse facilities exceeded proceeds from borrowings, which was partially offset by cash received from the WP Transaction and the exercise of warrants.

Cash used in financing activities was $35.0 million for the six months ended June 30, 2021. In 2021, the primary uses of cash from financing activities was the repurchase of $2.9 million of the Company’s common stock, repurchase of $1.1 million of vested subsidiary awards, the payment of $2.7 million in dividends and principal repayments in excess of proceeds from borrowings in our mortgage operations.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 described our Quantitative and Qualitative Disclosures About Market Risk. There were no material changes to the assumptions or risks during the six months ended June 30, 2022.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Our legal proceedings are discussed under the heading “Litigation” in Note (21) Commitments and Contingencies in the Notes to the condensed consolidated financial statements in this report.

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

Share repurchase activity for the three months ended June 30, 2022 was as follows:

Period	Purchaser	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs(1)
April 1, 2022 to April 30, 2022	Tiptree Inc.	—	$—	—
May 1, 2022 to May 31, 2022	Tiptree Inc.	—	$—	—
June 1, 2022 to June 30, 2022: Open Market Purchases	Tiptree Inc.	89,543	$10.45	89,543
	Total	89,543	$10.45	89,543	$12,733

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

Tiptree Inc.

Date:	August 8, 2022	By:/s/ Michael Barnes
Michael Barnes
Executive Chairman

Date:	August 8, 2022	By:/s/ Jonathan Ilany
Jonathan Ilany
Chief Executive Officer

Date:	August 8, 2022	By:/s/ Sandra Bell
Sandra Bell
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
10.1	Form of Performance Restricted Stock Agreement under the Registrant’s 2017 Omnibus Incentive Plan (filed herewith).**
10.2
Amendment No. 1 to 2017 Omnibus Incentive Plan (previously filed as Annex A to the Registrant’s Proxy Statement for the 2022 Annual Meeting of Shareholder (File No. 001-33549) and herein incorporated by reference).**

10.3
Investor Additional Warrants to Purchase Common Stock (previously filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 001-33549) filed on June 21, 2022 and herein incorporated by reference).

10.4
Tiptree Additional Warrants to Purchase Common Stock (previously filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K (File No. 001-33549) filed on June 21, 2022 and herein incorporated by reference).

10.5
Certificate of Designation of Series A Preferred Stock (previously filed as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K (File No. 001-33549) filed on June 21, 2022 and herein incorporated by reference).

10.6
Stockholders Agreement between and among Tiptree Holdings LLC, The Fortegra Group Inc. and WP Falcon Aggregator, L.P. (previously filed as Exhibit 10.5 to the Registrant’s Current Report on Form 8-K (File No. 001-33549) filed on June 21, 2022 and herein incorporated by reference).

10.7
Registration Rights Agreement between and among Tiptree Holdings LLC, The Fortegra Group Inc., WP Falcon Aggregator, L.P. and the other holders set forth therein. (previously filed as Exhibit 10.6 to the Registrant’s Current Report on Form 8-K (File No. 001-33549) filed on June 21, 2022 and herein incorporated by reference).

31.1	Certification of Executive Chairman pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.3	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification of Executive Chairman pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
32.2	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
32.3	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
104	Cover page from Tiptree’s Form 10-Q for the quarter ended June 30, 2022 formatted in iXBRL (included in Exhibit 101).

*     Attached as Exhibit 101 to this Quarterly Report on Form 10-Q are the following materials, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets as of June 30, 2022 and December 31, 2021, (ii) the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2022 and 2021, (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2022 and 2021, (iv) the Condensed Consolidated Statements of Changes in Stockholders’ Equity for the three and six months ended June 30, 2022 and 2021, (v) the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2022 and 2021 and (vi) the Notes to the Condensed Consolidated Financial Statements.

**    Denotes a management contract or compensatory plan, contract or arrangement.