Form 10-Q
period 2022-09-30
TIPTREE INC.
filed 2022-11-02
CIK 1393726

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly period ended September 30, 2022
OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from            to
Commission File Number: 001-33549
Tiptree Inc.
(Exact name of Registrant as Specified in Its Charter)
Maryland                                38-3754322
(State or Other Jurisdiction of Incorporation of Organization        (IRS Employer Identification No.)

660 Steamboat Road, 2nd Floor, Greenwich, Connecticut                06830
(Address of Principal Executive Offices)                        Zip Code

Registrant’s Telephone Number, Including Area Code: (212) 446-1400

Former address: 299 Park Avenue, 13th Floor, New York, New York 10171
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

As of November 1, 2022, there were 36,252,621 shares, par value $0.001, of the registrant’s common stock outstanding.

Tiptree Inc.
Quarterly Report on Form 10-Q
September 30, 2022

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
“BSBY” means the Bloomberg Short-Term Bank Yield Index.
“Corvid Peak” means collectively: Corvid Peak Holdings, L.P., Corvid Peak Capital Management, LLC, Corvid Peak GP Holdings, LLC and Corvid Peak Holdings GP, LLC.
“Corvid Peak Funds” means Corvid Peak Restructuring Partners Onshore Fund LLC and Albatross CP LLC.
“EBITDA” means earnings before interest, taxes, depreciation and amortization.
“EBITDAR” means earnings before interest, taxes, depreciation and amortization, and restructuring or rent costs.
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
“ITC” means ITC Compliance GRP Limited
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
“SOFR” means the Secured Overnight Financing Rate.
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

TIPTREE INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (Unaudited)
(in thousands, except share data)

	As of
	September 30, 2022	December 31, 2021
Assets:
Investments:
Available for sale securities, at fair value, net of allowance for credit losses	$584,081	$577,448
Loans, at fair value	70,784	105,583
Equity securities	85,103	138,483
Other investments	76,535	168,656
Total investments	816,503	990,170
Cash and cash equivalents	503,488	175,718
Restricted cash	10,344	19,368
Notes and accounts receivable, net	481,985	454,369
Reinsurance receivables	1,194,327	880,836
Deferred acquisition costs	485,199	379,373
Goodwill	185,944	179,103
Intangible assets, net	120,340	122,758
Other assets	162,118	146,844
Assets held for sale	33,836	250,608
Total assets	$3,994,084	$3,599,147

Liabilities and Stockholders’ Equity
Liabilities:
Debt, net	$266,255	$393,349
Unearned premiums	1,349,357	1,123,952
Policy liabilities and unpaid claims	512,924	331,703
Deferred revenue	628,876	534,863
Reinsurance payable	317,199	265,569
Other liabilities and accrued expenses	399,899	306,536
Liabilities held for sale	—	242,994
Total liabilities	$3,474,510	$3,198,966

Stockholders’ Equity:
Preferred stock: $0.001 par value, 100,000,000 shares authorized, none issued or outstanding	$—	$—
Common stock: $0.001 par value, 200,000,000 shares authorized, 36,247,257 and 34,124,153 shares issued and outstanding, respectively	36	34
Additional paid-in capital	380,196	317,459
Accumulated other comprehensive income (loss), net of tax	(47,670)	(2,685)
Retained earnings	54,717	68,146
Total Tiptree Inc. stockholders’ equity	387,279	382,954
Non-controlling interests:
Fortegra preferred interests	77,679	—
Common interests	54,616	17,227
Total non-controlling interests	132,295	17,227
Total stockholders’ equity	519,574	400,181
Total liabilities and stockholders’ equity	$3,994,084	$3,599,147

See accompanying notes to condensed consolidated financial statements.

TIPTREE INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations (Unaudited)
(in thousands, except share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenues:
Earned premiums, net	$237,877	$175,026	$662,234	$498,903
Service and administrative fees	83,423	69,664	232,883	191,414
Ceding commissions	4,023	2,722	9,886	8,827
Net investment income	3,632	3,330	10,164	9,331
Net realized and unrealized gains (losses)	17,159	14,805	50,050	120,268
Other revenue	17,364	21,058	63,007	52,237
Total revenues	363,478	286,605	1,028,224	880,980
Expenses:
Policy and contract benefits	121,242	80,831	330,353	237,198
Commission expense	137,559	104,392	382,435	292,580
Employee compensation and benefits	38,210	48,643	142,927	147,260
Interest expense	5,503	8,657	24,837	26,890
Depreciation and amortization	5,549	6,119	17,714	18,261
Other expenses	30,290	34,379	100,978	104,340
Total expenses	338,353	283,021	999,244	826,529
Income (loss) before taxes	25,125	3,584	28,980	54,451
Less: provision (benefit) for income taxes	5,068	237	31,537	11,416
Net income (loss)	20,057	3,347	(2,557)	43,035
Less: net income (loss) attributable to non-controlling interests	5,834	1,339	6,588	4,477
Net income (loss) attributable to common stockholders	$14,223	$2,008	$(9,145)	$38,558

Net income (loss) per common share:
Basic earnings per share	$0.39	$0.06	$(0.26)	$1.15
Diluted earnings per share	$0.38	$0.06	$(0.26)	$1.11

Weighted average number of common shares:
Basic	36,304,385	33,558,106	35,261,659	32,963,451
Diluted	36,783,248	34,132,182	35,261,659	35,025,211

Dividends declared per common share	$0.04	$0.04	$0.12	$0.12

See accompanying notes to condensed consolidated financial statements.

TIPTREE INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net income (loss)	$20,057	$3,347	(2,557)	$43,035

Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on available for sale securities:
Change in unrealized gains (losses) on available for sale securities	(18,125)	(1,970)	(56,509)	(5,845)
Change in unrealized currency translation adjustments	(7,191)	—	(14,256)	—
Related (provision) benefit for income taxes	4,257	432	13,420	1,310
Other comprehensive income (loss), net of tax	(21,059)	(1,538)	(57,345)	(4,535)
Comprehensive income (loss)	(1,002)	1,809	(59,902)	38,500
Less: comprehensive income (loss) attributable to non-controlling interests	1,479	1,333	1,421	4,459
Comprehensive income (loss) attributable to common stockholders	$(2,481)	$476	$(61,323)	$34,041

See accompanying notes to condensed consolidated financial statements.

TIPTREE INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)
(in thousands, except shares)

	Common stock						Non-controlling interests
	Number of shares	Par value	Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings	Total Tiptree Inc. stockholders’ equity	Fortegra preferred interests	Common interests	Total stockholders' equity
Balance at December 31, 2021	34,124,153	$34	$317,459	$(2,685)	$68,146	$382,954	$—	$17,227	$400,181
Amortization of share-based incentive compensation	—	—	5,086	—	—	5,086	—	728	5,814
Vesting of share-based incentive compensation	281,277	—	(293)	—	—	(293)	—	(1,086)	(1,379)
Shares purchased under stock purchase plan	(158,162)	—	(1,654)	—	—	(1,654)	—	—	(1,654)
Shares issued upon exercise of warrants	1,999,989	2	13,722	—	—	13,724	—	—	13,724
Transfer of liability awards	—	—	4,847	—	—	4,847	—	—	4,847
WP Transaction	—	—	41,092	7,193	—	48,285	77,679	41,044	167,008
Non-controlling interest contributions	—	—	—	—	—	—	—	250	250
Non-controlling interest distributions	—	—	—	—	—	—	—	(3,611)	(3,611)
Net change in non-controlling interests and other	—	—	(63)	—	—	(63)	—	414	351
Common stock dividends declared	—	—	—	—	(4,284)	(4,284)	—	—	(4,284)
Other comprehensive income (loss), net of tax	—	—	—	(52,178)	—	(52,178)	—	(5,167)	(57,345)
Subsidiary preferred dividends declared	—	—	—	—	(1,771)	(1,771)	—	—	(1,771)
Net income (loss)	—	—	—	—	(7,374)	(7,374)	—	4,817	(2,557)
Balance at September 30, 2022	36,247,257	$36	$380,196	$(47,670)	$54,717	$387,279	$77,679	$54,616	$519,574

Balance at June 30, 2022	36,305,016	$36	$379,371	$(30,966)	$41,964	$390,405	$77,679	$57,256	$525,340
Amortization of share-based incentive compensation	—	—	1,486	—	—	1,486	—	108	1,594
Vesting of share-based incentive compensation	10,860	—	120	—	—	120	—	—	120
Shares purchased under stock purchase plan	(68,619)	—	(718)	—	—	(718)	—	—	(718)
Non-controlling interest distributions	—	—	—	—	—	—	—	(3,028)	(3,028)
Net change in non-controlling interests and other	—	—	(63)	—	—	(63)	—	414	351
Common stock dividends declared	—	—	—	—	(1,470)	(1,470)	—	—	(1,470)
Other comprehensive income (loss), net of tax	—	—	—	(16,704)	—	(16,704)	—	(4,355)	(21,059)
Subsidiary preferred dividends declared	—	—	—	—	(1,613)	(1,613)	—	—	(1,613)
Net income (loss)	—	—	—	—	15,836	15,836	—	4,221	20,057
Balance at September 30, 2022	36,247,257	$36	$380,196	$(47,670)	$54,717	$387,279	$77,679	$54,616	$519,574

TIPTREE INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)
(in thousands, except shares)

	Common stock
	Number of shares	Par value	Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings	Total Tiptree Inc. stockholders’ equity	Non-controlling interests	Total stockholders' equity
Balance at December 31, 2020	32,682,462	$33	$315,014	$5,674	$35,423	$356,144	$17,394	$373,538
Amortization of share-based incentive compensation	—	—	1,759	—	—	1,759	1,263	3,022
Vesting of share-based incentive compensation	369,556	—	184	—	—	184	(4,816)	(4,632)
Shares issued in exchange for vested subsidiary awards (1)	1,158,009	2	657	—	—	659	(709)	(50)
Shares purchased under stock purchase plan	(528,662)	(1)	(2,881)	—	—	(2,882)	—	(2,882)
Shares issued upon exercise of warrants	207,445	—	—	—	—	—	—	—
Non-controlling interest contributions	—	—	—	—	—	—	100	100
Non-controlling interest distributions	—	—	—	—	—	—	(355)	(355)
Repurchase of vested subsidiary awards	—	—	(770)	—	—	(770)	(309)	(1,079)
Net change in non-controlling interests and other	—	—	97	—	—	97	(97)	—
Dividends declared	—	—	—	—	(4,020)	(4,020)	—	(4,020)
Other comprehensive income (loss), net of tax	—	—	—	(4,517)	—	(4,517)	(18)	(4,535)
Net income (loss)	—	—	—	—	38,558	38,558	4,477	43,035
Balance at September 30, 2021	33,888,810	$34	$314,060	$1,157	$69,961	$385,212	$16,930	$402,142

Balance at June 30, 2021	33,395,395	$33	$314,983	$2,689	$69,313	$387,018	$18,031	$405,049
Amortization of share-based incentive compensation	—	—	570	—	—	570	481	1,051
Vesting of share-based incentive compensation	11,586	—	103	—	—	103	(4,132)	(4,029)
Shares issued in exchange for vested subsidiary awards (1)	481,829	1	(1,634)	—	—	(1,633)	1,633	—
Repurchase of vested subsidiary awards	—	—	10	—	—	10	(33)	(23)
Non-controlling interest distributions	—	—	—	—	—	—	(355)	(355)
Net change in non-controlling interests and other	—	—	28	—	—	28	(28)	—
Dividends declared	—	—	—	—	(1,360)	(1,360)	—	(1,360)
Other comprehensive income (loss), net of tax	—	—	—	(1,532)	—	(1,532)	(6)	(1,538)
Net income (loss)	—	—	—	—	2,008	2,008	1,339	3,347
Balance at September 30, 2021	33,888,810	$34	$314,060	$1,157	$69,961	$385,212	$16,930	$402,142
(1)    Exchange included $50 in cash.

See accompanying notes to condensed consolidated financial statements.

TIPTREE INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2022	2021
Operating Activities:
Net income (loss) attributable to common stockholders	$(9,145)	$38,558
Net income (loss) attributable to non-controlling interests	6,588	4,477
Net income (loss)	(2,557)	43,035
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Net realized and unrealized (gains) losses	(50,050)	(120,268)
Net (gain) loss on held for sale of business	(3,825)	1,175
Non-cash compensation expense	7,911	3,717
Amortization/accretion of premiums and discounts	1,017	2,134
Depreciation and amortization expense	17,714	18,261
Non-cash lease expense	6,508	6,520
Deferred provision (benefit) for income taxes	29,339	10,777
Amortization of deferred financing costs	1,081	1,176
Other	1,123	133
Changes in operating assets and liabilities:
Mortgage loans originated for sale	(1,942,612)	(2,100,276)
Proceeds from the sale of mortgage loans originated for sale	2,195,612	2,184,852
(Increase) decrease in notes and accounts receivable	2,313	(57,859)
(Increase) decrease in reinsurance receivables	(313,491)	(99,190)
(Increase) decrease in deferred acquisition costs	(105,826)	(123,510)
(Increase) decrease in other assets	5,224	337
Increase (decrease) in unearned premiums	225,405	192,430
Increase (decrease) in policy liabilities and unpaid claims	181,221	80,176
Increase (decrease) in deferred revenue	93,625	112,062
Increase (decrease) in reinsurance payable	51,630	14,839
Increase (decrease) in other liabilities and accrued expenses	(505)	15,518
Net cash provided by (used in) operating activities	400,857	186,039
Investing Activities:
Purchases of investments	(872,037)	(1,251,741)
Proceeds from sales and maturities of investments	944,531	1,064,915
Purchases of property, plant and equipment	(5,314)	(2,103)
Proceeds from the sale of businesses and other assets	742	125
Proceeds from notes receivable	59,657	40,337
Issuance of notes receivable	(83,761)	(52,957)
Business and asset acquisitions, net of cash and deposits	(14,960)	133
Net cash provided by (used in) investing activities	28,858	(201,291)
Financing Activities:
Dividends paid	(4,705)	(4,020)
Cash received for the exercise of warrants	13,724	—
Net non-controlling interest (redemptions) contributions	(5,081)	(1,384)
Issuance of Fortegra Common Stock	98,433	—
Issuance of Fortegra Warrants	13,101	—
Issuance of Fortegra Additional Warrants (Warburg)	6,230	—
Issuance of Fortegra Preferred Stock	83,486	—
Payment of WP Transaction costs	(12,848)	—
Payment of debt issuance costs	(6)	(62)
Proceeds from borrowings and mortgage notes payable	2,114,394	2,265,796
Principal paydowns of borrowings and mortgage notes payable	(2,409,398)	(2,257,947)
Repurchases of common stock and other changes in additional paid-in capital	(1,654)	(2,882)
Net cash provided by (used in) financing activities	(104,324)	(499)
Effect of exchange rate changes on cash	(6,833)	—
Net increase (decrease) in cash, cash equivalents and restricted cash	318,558	(15,751)
Cash, cash equivalents and restricted cash – beginning of period	195,086	195,275
Cash, cash equivalents and restricted cash – beginning of period - held for sale	9,360	4,879
Cash, cash equivalents and restricted cash – end of period	523,004	184,403
Less: Reclassification of cash to held for sale / deconsolidation of cash previously held for sale	9,172	12,319
Cash, cash equivalents and restricted cash – end of period	$513,832	$172,084

Supplemental Schedule of Non-Cash Investing and Financing Activities:
Right of use asset obtained in exchange for lease liability	$12,232	$3,046
Bonds and trade receivables exchanged for corporate loans and equity securities	$19,846	$—
Shares issued in exchange for vested subsidiary awards		$659
	As of
Reconciliation of cash, cash equivalents and restricted cash	September 30, 2022	December 31, 2021
Cash and cash equivalents	$503,488	$175,718
Restricted cash	10,344	19,368
Total cash, cash equivalents and restricted cash shown in the statements of cash flows	$513,832	$195,086

See accompanying notes to condensed consolidated financial statements.

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2022
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

On June 21, 2022, the Company closed the WP Transaction whereby Warburg invested $200,000 in Fortegra in exchange for Fortegra Common Stock, Fortegra Preferred Stock, Fortegra Warrants and Fortegra Additional Warrants. See Note (17) Stockholders’ Equity for additional information regarding the terms of the securities issued in connection with the closing of the WP Transaction. As of September 30, 2022, Fortegra was owned approximately 79.5% by Tiptree Holdings, 17.4% by Warburg and 3.1% by management and directors of Fortegra, before giving effect to the exercise of outstanding warrants and the conversion of outstanding preferred stock.

(2) Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements of Tiptree have been prepared in accordance with generally accepted accounting principles in the United States of America (GAAP) and include the accounts of the Company and its subsidiaries. The condensed consolidated financial statements are presented in U.S. dollars, the main operating currency of the Company. The unaudited condensed consolidated financial statements presented herein should be read in conjunction with the annual audited financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021. In the opinion of management, the accompanying unaudited interim financial information reflects all adjustments, including normal recurring adjustments necessary to present fairly the Company’s financial position, results of operations, comprehensive income and cash flows for each of the interim periods presented. The results of operations for the three and nine months ended September 30, 2022 are not necessarily indicative of the results that may be expected for the full year ending on December 31, 2022.

Non-controlling interests on the condensed consolidated balance sheets represent the ownership interests in certain consolidated subsidiaries held by entities or persons other than Tiptree. Accounts and transactions between consolidated entities have been eliminated.

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2022
(in thousands, except share data)

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

Recently Issued Accounting Pronouncements, Not Yet Adopted

During the nine months ended September 30, 2022, there were no accounting standards issued applicable to the Company.

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
September 30, 2022
(in thousands, except share data)

(4) Assets and Liabilities Held for Sale

Luxury

The Company has entered into a definitive agreement to sell Luxury, which was classified as held for sale at December 31, 2021. The Company has deconsolidated Luxury effective as of July 1, 2022 due to the execution of an amendment to the definitive agreement to sell Luxury on that date. As of that date, Tiptree no longer had a variable interest in Luxury and all of the risks and rewards associated with Luxury were transferred to the buyer. The transaction did not meet the requirements to be classified as a discontinued operation. The following table presents detail of Luxury’s assets and liabilities held for sale in the condensed consolidated balance sheets for the following periods:

	As of
	September 30, 2022	December 31, 2021
Assets:
Investments:
Loans, at fair value	$—	$236,810
Other investments	—	2,071
Total investments	—	238,881
Cash, cash equivalents and restricted cash	—	9,360
Notes and accounts receivable, net	—	157
Other assets	—	2,210
Assets held for sale	$—	$250,608

Liabilities:
Debt, net	$—	$227,973
Other liabilities and accrued expenses	—	15,021
Liabilities held for sale	$—	$242,994

Luxury’s earnings had no impact to net income (loss) attributable to common stockholders for the three or nine months ended September 30, 2022 and 2021.

Marine

In the three months ended September 30, 2022, the Company completed the sale of two dry bulk vessels from its maritime shipping operations, which had previously been held for sale. The Company recognized a net gain of $14,100, based on proceeds of $46,200 plus final settlement of assets, for the three months ended September 30, 2022, and a net gain of $21,217, based on proceeds of $67,700 plus final settlement of assets, for the nine months ended September 30, 2022. Also in the three months ended September 30, 2022, we entered into definitive agreements to sell the remaining two product tankers for approximately $49,000. As of September 30, 2022, these two product tankers are classified as held for sale. We expect the remaining sales to be completed in the fourth quarter of 2022. The following table presents detail of the assets held for sale in the condensed consolidated balance sheet as of September 30, 2022:

As of
September 30, 2022
Assets:
Investments:
Other investments	$33,113
Total investments	33,113
Other assets	724
Assets held for sale	$33,837

(5) Operating Segment Data

Tiptree is a holding company that allocates capital across a broad spectrum of businesses, assets and other investments. Tiptree’s principal operating subsidiary, The Fortegra Group, is a leading provider of specialty insurance, service contract

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2022
(in thousands, except share data)

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

Descriptions of our Insurance reportable segment and Tiptree Capital, including our Mortgage reportable segment, are as follows:

Insurance operations are conducted through Fortegra, which is a leading provider of specialty insurance products and related services. Fortegra designs, markets and underwrites specialty property and casualty insurance products incorporating value-added coverages and services for select target markets or niches. Fortegra’s products and services include niche commercial and personal lines, service contracts, and other insurance services.

Tiptree Capital:

Mortgage operations are conducted through Reliance. The Company’s mortgage origination business originates loans for sale to institutional investors, including GSEs and FHA/VA and services loans on behalf of Fannie Mae, Freddie Mac, and Ginnie Mae.

Other includes our maritime shipping operations (including our two held for sale product tankers), asset management, other investments (including our Invesque shares), and Luxury mortgage operations (held for sale as of June 30, 2022 and deconsolidated effective as of July 1, 2022).

The tables below present the components of revenue, expense, income (loss) before taxes, and assets for our reportable segments as well as Tiptree Capital - Other for the following periods:

	Three Months Ended September 30, 2022
		Tiptree Capital
	Insurance	Mortgage	Other	Total
Total revenues	$327,028	$15,611	$20,839	$363,478
Total expenses	(311,724)	(16,551)	(1,762)	(330,037)
Corporate expenses	—	—	—	(8,316)
Income (loss) before taxes	$15,304	$(940)	$19,077	$25,125
Less: provision (benefit) for income taxes				5,068
Net income (loss)				$20,057
Less: net income (loss) attributable to non-controlling interests				5,834
Net income (loss) attributable to common stockholders				$14,223

	Three Months Ended September 30, 2021
		Tiptree Capital
	Insurance	Mortgage	Other	Total
Total revenues	$246,706	$27,425	$12,474	$286,605
Total expenses	(233,369)	(21,158)	(17,174)	(271,701)
Corporate expenses	—	—	—	(11,320)
Income (loss) before taxes	$13,337	$6,267	$(4,700)	$3,584
Less: provision (benefit) for income taxes				237
Net income (loss)				$3,347
Less: net income (loss) attributable to non-controlling interests				1,339
Net income (loss) attributable to common stockholders				$2,008

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2022
(in thousands, except share data)

	Nine Months Ended September 30, 2022
		Tiptree Capital
	Insurance	Mortgage	Other	Total
Total revenues	$903,388	$59,201	$65,635	$1,028,224
Total expenses	(864,331)	(55,851)	(45,167)	(965,349)
Corporate expenses	—	—	—	(33,895)
Income (loss) before taxes	$39,057	$3,350	$20,468	$28,980
Less: provision (benefit) for income taxes				31,537
Net income (loss)				$(2,557)
Less: net income (loss) attributable to non-controlling interests				6,588
Net income (loss) attributable to common stockholders				$(9,145)

	Nine Months Ended September 30, 2021
		Tiptree Capital
	Insurance	Mortgage	Other	Total
Total revenues	$721,524	$87,191	$72,265	$880,980
Total expenses	(671,955)	(62,072)	(59,351)	(793,378)
Corporate expenses	—	—	—	(33,151)
Income (loss) before taxes	$49,569	$25,119	$12,914	$54,451
Less: provision (benefit) for income taxes				11,416
Net income (loss)				$43,035
Less: net income (loss) attributable to non-controlling interests				4,477
Net income (loss) attributable to common stockholders				$38,558

The Company conducts its operations primarily in the U.S. with 7.3% and 9.0% of total revenues generated overseas for the three months ended September 30, 2022 and 2021, respectively, and 8.4% and 7.1% for the nine months ended September 30, 2022 and 2021, respectively.

The following table presents the reportable segments and Tiptree Capital - Other assets for the following periods:

	As of September 30, 2022					As of December 31, 2021
		Tiptree Capital					Tiptree Capital
	Insurance	Mortgage	Other	Corporate	Total	Insurance	Mortgage	Other	Corporate	Total
Total assets	$3,648,191	$167,015	$73,311	$105,567	$3,994,084	$3,002,152	$201,134	$384,564	$11,297	$3,599,147

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2022
(in thousands, except share data)

(6) Investments

The following table presents the Company's investments related to insurance operations and other Tiptree investing activities, measured at fair value as of the following periods:

	As of September 30, 2022
		Tiptree Capital
	Insurance	Mortgage	Other	Total
Available for sale securities, at fair value, net of allowance for credit losses	$584,081	$—	$—	$584,081
Loans, at fair value	12,584	58,200	—	70,784
Equity securities	69,229	—	15,874	85,103
Other investments	66,805	7,404	2,326	76,535
Total investments	$732,699	$65,604	$18,200	$816,503

	As of December 31, 2021
		Tiptree Capital
	Insurance	Mortgage	Other	Total
Available for sale securities, at fair value, net of allowance for credit losses	$577,448	$—	$—	$577,448
Loans, at fair value	7,099	98,484	—	105,583
Equity securities	109,684	—	28,799	138,483
Other investments	79,975	7,981	80,700	168,656
Total investments	$774,206	$106,465	$109,499	$990,170

Available for Sale Securities, at fair value

All of the Company’s investments in Available for Sale Securities, at fair value, net of allowance for credit losses (AFS securities) as of September 30, 2022 and December 31, 2021 are held by subsidiaries in the insurance segment. The following tables present the Company's investments in AFS securities:

	As of September 30, 2022
	Amortized cost	Allowance for Credit Losses(1)	Gross unrealized gains	Gross unrealized losses	Fair value
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$391,358	$—	$3,209	$(37,808)	$356,759
Obligations of state and political subdivisions	54,472	(3)	6	(5,174)	49,301
Corporate securities	174,076	(280)	8	(15,691)	158,113
Asset backed securities	20,431	(1)	—	(4,228)	16,202
Certificates of deposit	1,357	—	—	—	1,357
Obligations of foreign governments	2,635	(2)	—	(284)	2,349
Total	$644,329	$(286)	$3,223	$(63,185)	$584,081

	As of December 31, 2021
	Amortized cost	Allowance for Credit Losses(1)	Gross unrealized gains	Gross unrealized losses	Fair value
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$352,288	$—	$2,087	$(3,197)	$351,178
Obligations of state and political subdivisions	57,923	—	1,050	(313)	58,660
Corporate securities	145,997	(241)	517	(1,396)	144,877
Asset backed securities	19,511	—	82	(2,146)	17,447
Certificates of deposit	2,696	—	—	—	2,696
Obligations of foreign governments	2,649	(4)	3	(58)	2,590
Total	$581,064	$(245)	$3,739	$(7,110)	$577,448
(1) Represents the amount of impairment that has resulted from credit-related factors, and therefore was recognized in net realized and unrealized gains (losses) as a credit loss on AFS securities. Amount excludes unrealized losses relating to non-credit factors.

The amortized cost and fair values of AFS securities, by contractual maturity date, are shown below. Expected maturities

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2022
(in thousands, except share data)

may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	As of
	September 30, 2022		December 31, 2021
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$58,860	$58,211	$41,033	$41,150
Due after one year through five years	318,249	297,378	269,487	268,537
Due after five years through ten years	58,443	53,134	52,561	52,000
Due after ten years	188,346	159,156	198,472	198,314
Asset backed securities	20,431	16,202	19,511	17,447
Total	$644,329	$584,081	$581,064	$577,448

The following tables present the gross unrealized losses on AFS securities by length of time that individual AFS securities have been in a continuous unrealized loss position for less than twelve months, and twelve months or greater and do not have an allowance for credit losses:

	As of September 30, 2022
	Less Than or Equal to One Year			More Than One Year
	Fair value	Gross unrealized losses	# of Securities(1)	Fair value	Gross unrealized losses	# of Securities(1)
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$167,192	$(14,219)	407	$134,796	$(23,589)	307
Obligations of state and political subdivisions	36,638	(2,908)	123	12,508	(2,266)	56
Corporate securities	69,448	(4,258)	267	86,417	(11,433)	326
Asset backed securities	9,670	(477)	54	6,532	(3,751)	33
Certificates of deposit	—	—	—	—	—	—
Obligations of foreign governments	307	(1)	1	2,042	(283)	8
Total	$283,255	$(21,863)	852	$242,295	$(41,322)	730

	As of December 31, 2021
	Less Than or Equal to One Year			More Than One Year
	Fair value	Gross unrealized losses	# of Securities(1)	Fair value	Gross unrealized losses	# of Securities(1)
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$216,378	$(2,827)	324	$11,920	$(370)	47
Obligations of state and political subdivisions	17,190	(275)	64	1,152	(38)	5
Corporate securities	99,434	(1,159)	326	9,722	(237)	45
Asset backed securities	7,454	(84)	38	2,316	(2,062)	5
Certificates of deposit	1,339	—	2	—	—	—
Obligations of foreign governments	2,278	(58)	8	—	—	—
Total	$344,073	$(4,403)	762	$25,110	$(2,707)	102
(1)    Presented in whole numbers.

Management believes that it is more likely than not that the Company will be able to hold the fixed maturity AFS securities that were in an unrealized loss position as of September 30, 2022 until full recovery of their amortized cost basis.

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2022
(in thousands, except share data)

The table below presents a roll-forward of the activity in the allowance for credit losses on AFS securities by type as of September 30, 2022:

	Obligations of state and political subdivisions	Corporate securities	Asset backed securities	Obligations of foreign governments	Total
Balance at December 31, 2020	$—	$—	$—	$—	$—
(Increase) in allowance for credit losses	—	(129)	—	(6)	(135)
Reduction in credit losses due to AFS securities sold during the year	—	3	—	1	4
Gains from recoveries of amounts previously written off	—	46	—	1	47
Balance at September 30, 2021	$—	$(80)	$—	$(4)	$(84)

Balance at December 31, 2021	$—	$(241)	$—	$(4)	$(245)
(Increase) in allowance for credit losses	(3)	(109)	(1)	—	(113)
Gains from recoveries of amounts previously written off	—	70	—	2	72
Balance at September 30, 2022	$(3)	$(280)	$(1)	$(2)	$(286)

The Company applies a discounted cash flow model, based on assumptions and model outputs provided by an investment management company, in determining its lifetime expected credit losses on AFS securities. This includes determining the present value of expected future cash flows discounted at the book yield of the security.

The table below presents the amount of gains from recoveries (credit losses) on AFS securities recorded by the Company for the following period:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net gains from recoveries (credit losses) on AFS securities	35	(1)	(41)	(84)

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

	As of
	September 30, 2022	December 31, 2021
Fair value of restricted investments in trust pursuant to reinsurance agreements	$34,686	$42,471
Fair value of restricted investments for special deposits required by state insurance departments	15,602	7,189
Total fair value of restricted investments	$50,288	$49,660

The following table presents additional information on the Company’s AFS securities:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Purchases of AFS securities	$12,395	$142,420	$138,738	$285,151

Proceeds from maturities, calls and prepayments of AFS securities	$13,689	$16,616	$51,328	$51,245

Gross proceeds from sales of AFS securities	$—	$29,713	$16,970	$62,902

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2022
(in thousands, except share data)

The following table presents the gross realized gains and gross realized losses from sales and redemptions of AFS securities:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Gross realized gains	$—	$303	$74	$625
Gross realized (losses)	—	(7)	(184)	(9)
Total net realized gains (losses) from investment sales and redemptions	$—	$296	$(110)	616

Loans, at fair value

The following table presents the Company’s investments in loans measured at fair value and the Company’s investments in loans measured at fair value pledged as collateral:

	As of September 30, 2022				As of December 31, 2021
	Fair value	Unpaid principal balance (UPB)	Fair value exceeds / (below) UPB	Pledged as collateral	Fair value	Unpaid principal balance (UPB)	Fair value exceeds / (below) UPB	Pledged as collateral
Insurance:
Corporate loans (1)	$12,584	$14,888	$(2,304)	$—	$7,099	$10,156	$(3,057)	$—
Mortgage:
Mortgage loans held for sale (2)	58,200	58,985	(785)	57,165	98,484	95,264	3,220	95,542
Total loans, at fair value	$70,784	$73,873	$(3,089)	$57,165	$105,583	$105,420	$163	$95,542
(1)    The cost basis of Corporate loans was approximately $14,888 and $9,094 at September 30, 2022 and December 31, 2021, respectively.
(2)    As of September 30, 2022, there were no mortgage loans held for sale that were 90 days or more past due. As of December 31, 2021, there was one mortgage loan held for sale that was 90 days or more past due, with a fair value of $136.

Equity Securities

Equity securities consist mainly of publicly traded common and preferred stocks and fixed income exchange traded funds. Included within the equity securities balance are 17.0 million shares of Invesque as of September 30, 2022 and December 31, 2021, for which the Company has elected to apply the fair value option. The following table presents information on the cost and fair value of the Company’s equity securities related to insurance operations and other Tiptree investing activity as of the following periods:

	As of September 30, 2022
	Insurance		Tiptree Capital - Other		Total
	Cost	Fair Value	Cost	Fair Value	Cost	Fair Value
Invesque	$23,339	$3,316	$111,491	$15,874	$134,830	$19,190
Fixed income exchange traded fund	52,245	52,078	—	—	52,245	52,078
Other equity securities	15,773	13,835	—	—	15,773	13,835
Total equity securities	$91,357	$69,229	$111,491	$15,874	$202,848	$85,103

	As of December 31, 2021
	Insurance		Tiptree Capital - Other		Total
	Cost	Fair Value	Cost	Fair Value	Cost	Fair Value
Invesque	$23,339	$6,015	$111,491	$28,799	$134,830	$34,814
Fixed income exchange traded fund	52,176	53,154	—	—	52,176	53,154
Other equity securities	49,664	50,515	—	—	49,664	50,515
Total equity securities	$125,179	$109,684	$111,491	$28,799	$236,670	$138,483

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2022
(in thousands, except share data)

Other Investments

The following table contains information regarding the Company’s other investments as of the following periods:

	As of September 30, 2022
		Tiptree Capital
	Insurance	Mortgage	Other	Total
Corporate bonds, at fair value (1)	$41,494	$—	$—	$41,494
Vessels, net (2)	—	—	949	949
Debentures	24,961	—	—	24,961
Other	350	7,404	1,377	9,131
Total other investments	$66,805	$7,404	$2,326	$76,535

	As of December 31, 2021
		Tiptree Capital
	Insurance	Mortgage	Other	Total
Corporate bonds, at fair value (1)	$38,965	$—	$—	$38,965
Vessels, net (2)	—	—	79,368	79,368
Debentures	21,057	—	—	21,057
Trade claims	19,737	—	—	19,737
Other	216	7,981	1,332	9,529
Total other investments	$79,975	$7,981	$80,700	$168,656

(1)    The cost basis of corporate bonds was $47,906 and $36,436 as of September 30, 2022 and December 31, 2021, respectively.
(2)     Net of accumulated depreciation of $99 and $13,059 as of September 30, 2022 and December 31, 2021, respectively.

Net Investment Income - Insurance

Net investment income represents investment income and expense from investments related to insurance operations as disclosed within net investment income on the consolidated statements of operations. The following table presents the components of net investment income by source of income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Interest:
AFS securities	$3,094	$1,840	$7,955	$5,246
Loans, at fair value	173	181	514	680
Other investments	1,382	1,597	4,240	4,593
Dividends from equity securities	212	276	883	480
Subtotal	4,861	3,894	13,592	10,999
Less: investment expenses	1,229	564	3,428	1,668
Net investment income	$3,632	$3,330	$10,164	$9,331

Other Investment Income - Tiptree Capital

Other investment income represents other revenue from other Tiptree non-insurance activities as disclosed within other revenue on the condensed consolidated statements of operations, see Note (16) Other Revenue and Other Expenses. The following tables present the components of other investment income by type:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Interest:
Loans, at fair value (1)	$766	$1,450	$4,652	$4,506
Loan fee income	3,998	5,014	14,494	15,511
Vessel related revenue	7,829	11,426	28,337	25,043
Other investment income	$12,593	$17,890	$47,483	$45,060

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2022
(in thousands, except share data)

(1)    Includes income related to loans at fair value classified as Held for Sale for the periods prior to July 1, 2022. See Note (4) Assets and Liabilities Held for Sale.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net realized gains (losses)
Insurance:
Reclass of unrealized gains (losses) on AFS securities from OCI	$—	$296	$(110)	$616
Net gains from recoveries (credit losses) on AFS securities	35	(1)	(41)	(84)
Net realized gains (losses) on loans	(1,241)	90	(1,617)	(389)
Net realized gains (losses) on equity securities	(1,639)	(310)	(4,104)	(4,874)
Net realized gains (losses) on corporate bonds	(2,937)	1,676	(3,049)	3,174
Other	3,951	(509)	(2,612)	1,401
Tiptree Capital
Mortgage:
Net realized gains (losses) on loans	11,902	23,992	32,475	70,306
Other	663	(1,652)	13,376	596
Other:
Net realized gains (losses) on loans (1)	—	16,644	24,403	42,232
Net realized gains on vessel sales	14,099	—	21,217	—
Other	—	(231)	762	1,523
Total net realized gains (losses)	24,833	39,995	80,700	114,501

Net unrealized gains (losses)
Insurance:
Net change in unrealized gains (losses) on loans	(783)	(174)	(467)	1,313
Net unrealized gains (losses) on equity securities held at period end	(452)	(779)	(5,087)	14,511
Reclass of unrealized (gains) losses from prior periods for equity securities sold	(1)	(1,766)	(953)	(1,362)
Other	(3,316)	(6,015)	(5,112)	(9,302)
Tiptree Capital
Mortgage:
Net change in unrealized gains (losses) on loans	(2,104)	(255)	(4,005)	(1,080)
Other	385	566	2,866	3,632
Other:
Net change in unrealized gains (losses) on loans (1)	—	1,801	(4,513)	(314)
Net unrealized gains (losses) on equity securities held at period end	(1,405)	(10,396)	(12,924)	3,512
Other	2	(8,172)	(455)	(5,143)
Total net unrealized gains (losses)	(7,674)	(25,190)	(30,650)	5,767
Total net realized and unrealized gains (losses)	$17,159	$14,805	$50,050	$120,268
(1)    Relates to Loans, at fair value classified as Held for Sale. See Note (4) Assets and Liabilities Held for Sale.

(7) Notes and Accounts Receivable, net

The following table presents the total notes and accounts receivable, net:

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2022
(in thousands, except share data)

	As of
	September 30, 2022	December 31, 2021
Accounts and premiums receivable, net	$141,251	$137,082
Retrospective commissions receivable	178,263	157,853
Notes receivable, net - premium financing program	114,091	89,788
Trust receivables	15,256	41,889
Other receivables	33,124	27,757
Total notes and accounts receivable, net	$481,985	$454,369

The following table presents the total valuation allowance and bad debt expense for the following periods:

	Valuation allowance		Bad Debt Expense
	As of		Three Months Ended September 30,		Nine Months Ended September 30,
	September 30, 2022	December 31, 2021
			2022	2021	2022	2021
Notes receivable, net - premium financing program (1)	$95	$123	$39	$68	$129	$210

Accounts and premiums receivable, net	$81	$120	$9	$10	$54	$20
(1)    As of September 30, 2022 and December 31, 2021, there were $239 and $1,311 in balances classified as 90 days plus past due, respectively.

(8) Reinsurance Receivables

The following table presents the effect of reinsurance on premiums written and earned by our insurance business for the following periods:

	Direct amount	Ceded to other companies	Assumed from other companies	Net amount	Percentage of amount - assumed to net
Three Months Ended September 30, 2022
Premiums written:
Life insurance	$24,658	$12,230	$32	$12,460	0.3%
Accident and health insurance	40,433	27,905	187	12,715	1.5%
Property and liability insurance	340,593	193,181	171,707	319,119	53.8%
Total premiums written	405,684	233,316	171,926	344,294	49.9%

Premiums earned:
Life insurance	21,176	10,514	115	10,777	1.1%
Accident and health insurance	36,453	25,088	233	11,598	2.0%
Property and liability insurance	284,119	151,756	83,139	215,502	38.6%
Total premiums earned	$341,748	$187,358	$83,487	$237,877	35.1%

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2022
(in thousands, except share data)

	Direct amount	Ceded to other companies	Assumed from other companies	Net amount	Percentage of amount - assumed to net
Three Months Ended September 30, 2021
Premiums written:
Life insurance	$26,805	$12,640	$70	$14,235	0.5%
Accident and health insurance	41,735	28,701	81	13,115	0.6%
Property and liability insurance	312,988	150,761	35,774	198,001	18.1%
Total premiums written	381,528	192,102	35,925	225,351	15.9%

Premiums earned:
Life insurance	19,268	9,994	295	9,569	3.1%
Accident and health insurance	32,292	21,655	1,329	11,966	11.1%
Property and liability insurance	226,446	121,349	48,394	153,491	31.5%
Total premiums earned	$278,006	$152,998	$50,018	$175,026	28.6%

Nine Months Ended September 30, 2022
Premiums written:
Life insurance	$68,753	$32,052	$127	$36,828	0.3%
Accident and health insurance	108,598	74,230	7,083	41,451	17.1%
Property and liability insurance	936,007	506,664	336,590	765,933	43.9%
Total premiums written	$1,113,358	$612,946	$343,800	$844,212	40.7%

Premiums earned:
Life insurance	$61,657	$30,949	$422	$31,130	1.4%
Accident and health insurance	105,827	72,157	7,274	40,944	17.8%
Property and liability insurance	798,660	428,395	219,895	590,160	37.3%
Total premiums earned	$966,144	$531,501	$227,591	$662,234	34.4%

Nine Months Ended September 30, 2021
Premiums written:
Life insurance	$66,109	$34,218	$757	$32,648	2.3%
Accident and health insurance	103,321	71,384	5,509	37,446	14.7%
Property and liability insurance	839,271	416,048	167,726	590,949	28.4%
Total premiums written	$1,008,701	$521,650	$173,992	$661,043	26.3%

Premiums earned:
Life insurance	$54,242	$29,405	$970	$25,807	3.8%
Accident and health insurance	91,793	61,755	6,803	36,841	18.5%
Property and liability insurance	670,077	387,047	153,225	436,255	35.1%
Total premiums earned	$816,112	$478,207	$160,998	$498,903	32.3%

The following table presents the components of policy and contract benefits, including the effect of reinsurance on losses and loss adjustment expenses (LAE) incurred:

	Direct amount	Ceded to other companies	Assumed from other companies	Net amount	Percentage of amount - assumed to net
Three Months Ended September 30, 2022
Losses and LAE Incurred
Life insurance	$13,383	$7,388	$78	$6,073	1.3%
Accident and health insurance	6,855	4,966	488	2,377	20.5%
Property and liability insurance	119,369	87,898	57,906	89,377	64.8%
Total losses and LAE incurred	139,607	100,252	58,472	97,827	59.8%
	Member benefit claims (1)			23,415
	Total policy and contract benefits			$121,242

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2022
(in thousands, except share data)

	Direct amount	Ceded to other companies	Assumed from other companies	Net amount	Percentage of amount - assumed to net
Three Months Ended September 30, 2021
Losses and LAE Incurred
Life insurance	$13,398	$7,610	$116	$5,904	2.0%
Accident and health insurance	6,689	5,691	913	1,911	47.8%
Property and liability insurance	90,094	57,568	20,911	53,437	39.1%
Total losses and LAE incurred	110,181	70,869	21,940	61,252	35.8%
	Member benefit claims (1)			19,579
	Total policy and contract benefits			$80,831

Nine Months Ended September 30, 2022
Losses and LAE Incurred
Life insurance	$40,993	$22,158	$424	$19,259	2.2%
Accident and health insurance	24,826	19,304	6,581	12,103	54.4%
Property and liability insurance	333,582	234,440	133,552	232,694	57.4%
Total losses and LAE incurred	399,401	275,902	140,557	264,056	53.2%
	Member benefit claims (1)			66,297
	Total policy and contract benefits			$330,353

Nine Months Ended September 30, 2021
Losses and LAE Incurred
Life insurance	$40,940	$23,987	$481	$17,434	2.8%
Accident and health insurance	16,608	13,607	2,232	5,233	42.7%
Property and liability insurance	262,447	180,991	77,121	158,577	48.6%
Total losses and LAE incurred	319,995	218,585	79,834	181,244	44.0%
	Member benefit claims (1)			55,954
	Total policy and contract benefits			$237,198
(1)    Member benefit claims are not covered by reinsurance.

The following table presents the components of the reinsurance receivables:

	As of
	September 30, 2022	December 31, 2021
Prepaid reinsurance premiums:
Life insurance (1)	$76,898	$73,478
Accident and health insurance (1)	83,594	81,521
Property and liability insurance	566,682	479,091
Total	727,174	634,090

Ceded claim reserves:
Life insurance	3,681	3,928
Accident and health insurance	17,808	12,239
Property and liability insurance	227,087	148,962
Total ceded claim reserves recoverable	248,576	165,129
Other reinsurance settlements recoverable	218,577	81,617
Reinsurance receivables	$1,194,327	$880,836
(1)    Including policyholder account balances ceded.
The following table presents the aggregate amount included in reinsurance receivables that is comprised of the three largest receivable balances from non-affiliated reinsurers:

As of
September 30, 2022
Total of the three largest receivable balances from non-affiliated reinsurers	$193,533

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2022
(in thousands, except share data)

As of September 30, 2022, the non-affiliated reinsurers from whom our insurance business has the largest receivable balances were: Allianz Global Corporate & Specialty SE (A.M. Best Rating: A+ rated), Accelerant Insurance Limited (A.M. Best Rating: A- rated), and Canada Life Assurance Company (A.M. Best Rating: A+ rated). A majority of the related receivables from these reinsurers are collateralized by assets on hand and letters of credit; receivable balances from authorized reinsurers do not require collateral. Allianz Global Corporate & Specialty SE and Canada Life Assurance Company are authorized reinsurers in the states in which Fortegra’s U.S. based insurance entities are domiciled. The Company monitors authorization status and A.M. Best ratings of its reinsurers periodically. As of September 30, 2022, the Company does not believe there is a risk of loss due to the concentration of credit risk in the reinsurance program given the collateralization.

(9) Goodwill and Intangible Assets, net

The following table presents identifiable finite and indefinite-lived intangible assets, accumulated amortization, and goodwill by operating segment and/or reporting unit, as appropriate:

	As of September 30, 2022			As of December 31, 2021
Finite-Lived Intangible Assets:	Insurance	Other	Total	Insurance	Other	Total

Customer relationships	$149,310	$—	$149,310	$143,300	$—	$143,300
Accumulated amortization	(56,775)	—	(56,775)	(45,997)	—	(45,997)
Trade names	15,006	800	15,806	14,750	800	15,550
Accumulated amortization	(6,702)	(580)	(7,282)	(5,633)	(520)	(6,153)
Software licensing	12,138	640	12,778	9,300	640	9,940
Accumulated amortization	(8,990)	(640)	(9,630)	(8,790)	(594)	(9,384)
Insurance policies and contracts acquired	36,500	—	36,500	36,500	—	36,500
Accumulated amortization	(36,362)	—	(36,362)	(36,320)	—	(36,320)
Other	743	—	743	640	—	640
Accumulated amortization	(237)	—	(237)	(203)	—	(203)
Total finite-lived intangible assets	104,631	220	104,851	107,547	326	107,873
Indefinite-Lived Intangible Assets: (1)
Insurance licensing agreements	13,761	—	13,761	13,761	—	13,761
Other	—	1,728	1,728	—	1,124	1,124
Total indefinite-lived intangible assets	13,761	1,728	15,489	13,761	1,124	14,885

Total intangible assets, net	$118,392	$1,948	$120,340	$121,308	$1,450	$122,758

Goodwill	184,236	1,708	185,944	177,395	1,708	179,103
Total goodwill and intangible assets, net	$302,628	$3,656	$306,284	$298,703	$3,158	$301,861
(1)    Impairment tests are performed at least annually on indefinite-lived intangible assets.

Goodwill

The following table presents the activity in goodwill, by operating segment and/or reporting unit, as appropriate, and includes the adjustments made to the balance of goodwill to reflect the effect of the final valuation adjustments made for acquisitions, as well as the reduction to any goodwill attributable to impairment related charges:

	Insurance	Other	Total
Balance at December 31, 2021	$177,395	$1,708	$179,103
Goodwill acquired (1)	8,044	—	8,044
Foreign currency translation and other	(1,203)	—	(1,203)
Balance at September 30, 2022	$184,236	$1,708	$185,944

Accumulated impairments	$—	$—	$—
(1)    See Note (3) Acquisitions for more information.

The Company conducts annual impairment tests of its goodwill as of October 1. For the three and nine months ended September 30, 2022 and 2021, no impairments were recorded on the Company’s goodwill.

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2022
(in thousands, except share data)

Intangible Assets, net

The following table presents the activity, by operating segment and/or reporting unit, as appropriate, in finite and indefinite-lived other intangible assets and includes the adjustments made to the balance to reflect the effect of any final valuation adjustments made for acquisitions, as well as any reduction attributable to impairment-related charges:

	Insurance	Other	Total
Balance at December 31, 2021	$121,308	$1,450	$122,758
Intangibles acquired (1)	10,964	604	11,568
Amortization expense	(12,168)	(106)	(12,274)
Foreign currency translation and other	(1,712)	—	(1,712)
Balance at September 30, 2022	$118,392	$1,948	$120,340
(1)    See Note (3) Acquisitions for more information.

The following table presents the amortization expense on finite-lived intangible assets for the following periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Amortization expense on intangible assets	$4,129	$3,892	$12,274	$11,690

For the three and nine months ended September 30, 2022 and 2021, no impairments were recorded on the Company’s intangible assets.

The following table presents the amortization expense on finite-lived intangible assets for the next five years and thereafter by operating segment and/or reporting unit, as appropriate:

	As of September 30, 2022
	Insurance	Other	Total
Remainder of 2022	$4,100	$20	$4,120
2023	15,594	80	15,674
2024	13,906	80	13,986
2025	11,792	40	11,832
2026	9,543	—	9,543
2027 and thereafter	51,408	—	51,408
Total (1)	$106,343	$220	$106,563
(1)    Does not include foreign currency translation adjustment of ($1,712) as of September 30, 2022.

(10) Derivative Financial Instruments and Hedging

The Company utilizes derivative financial instruments as part of its overall investment and hedging activities. Derivative contracts are subject to additional risk that can result in a loss of all or part of an investment. The Company’s derivative activities are primarily entered into in order to manage underlying credit risk, market risk, and interest rate risk. In addition, the Company is also subject to counterparty risk should its counterparties fail to meet the contract terms. Derivative assets are reported in other investments. Derivative liabilities are reported within other liabilities and accrued expenses.

Interest Rate Lock Commitments
Derivatives for our mortgage business are primarily comprised of interest rate lock commitments (IRLCs), forward delivery contracts, and TBA mortgage backed securities. The fair value of these instruments is based upon valuation pricing models, which represent the amount the Company would expect to receive or pay at the balance sheet date to exit the position. Our mortgage origination subsidiary issues IRLCs to their customers, which are carried at estimated fair value on the Company’s condensed consolidated balance sheets. The estimated fair values of these commitments are generally calculated by reference to the value of the underlying loan associated with the IRLC net of costs to produce and an expected pull through assumption. The fair values of these commitments generally fall under Level 3 in the fair value hierarchy.

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2022
(in thousands, except share data)

Forward Delivery Contracts and TBA Mortgage Backed Securities
Our mortgage origination subsidiaries manage their exposure by entering into forward delivery commitments with loan investors. For loans not locked with investors under a forward delivery commitment, the Company enters into hedge instruments, primarily TBAs, to protect against movements in interest rates. The fair values of TBA mortgage-backed securities and forward delivery contracts generally fall under Level 2 in the fair value hierarchy.

The remaining derivatives are generally comprised of a combination of swaps, options and short positions, which are generally classified as Level 2 in the fair value hierarchy. In addition, the Fortegra Additional Warrant (Warburg) is a derivative liability and classified as Level 3 in the fair value hierarchy. See Note (17) Stockholders’ Equity for additional information regarding the Fortegra Additional Warrant.

The following table presents the gross notional and fair value amounts of derivatives (on a gross basis) categorized by underlying risk:

	As of September 30, 2022			As of December 31, 2021
	Notional values	Asset derivatives	Liability derivatives	Notional values	Asset derivatives	Liability derivatives
Interest rate lock commitments	$189,046	$1,505	$—	$268,878	$7,514	$—
Forward delivery contracts	28,644	287	1	56,593	204	59
TBA mortgage backed securities	220,000	5,612	550	316,000	262	425
Fortegra Additional Warrants (Warburg)(1)	—	—	6,230	—	—	—
Other	22,943	350	7,164	9,232	216	1,657
Total	$460,633	$7,754	$13,945	$650,703	$8,196	$2,141
(1) See Note (17) Stockholders’ Equity for additional information.

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2022
(in thousands, except share data)

(11) Debt, net

The following table presents the balance of the Company’s debt obligations, net of discounts and deferred financing costs for our corporate and asset based debt. Asset based debt is generally recourse only to specific assets and related cash flows.

	As of September 30, 2022
Corporate debt	Insurance	Other	Corporate	Total
Secured revolving credit agreements (1)	$—	$—	$—	$—
Secured term credit agreements (LIBOR + 6.75%)(4)	—	—	—	—
Preferred trust securities (LIBOR + 4.10%)	35,000	—	—	35,000
8.50% Junior subordinated notes	125,000	—	—	125,000
Total corporate debt	160,000	—	—	160,000

Asset based debt (3)
Asset based revolving financing (LIBOR + 2.75%)	58,568	—	—	58,568
Residential mortgage warehouse borrowings (1.88% to 2.50% over SOFR; 2.00% to 3.00% over BSBY) (2)(3)	—	55,288	—	55,288
Total asset based debt	58,568	55,288	—	113,856
Total debt, face value	218,568	55,288	—	273,856
Unamortized discount, net	—	—	—	—
Unamortized deferred financing costs	(7,592)	(9)	—	(7,601)
Total debt, net	$210,976	$55,279	$—	$266,255

	As of December 31, 2021
Corporate debt	Insurance	Other	Corporate	Total
Secured revolving credit agreements (1)	$2,160	$—	$—	$2,160
Secured term credit agreements (LIBOR + 6.75%)(4)	—	—	114,063	114,063
Preferred trust securities (LIBOR + 4.10%)	35,000	—	—	35,000
8.50% Junior subordinated notes	125,000	—	—	125,000
Total corporate debt	162,160	—	114,063	276,223

Asset based debt (3)
Asset based revolving financing (LIBOR + 2.75%)	42,310	—	—	42,310
Residential mortgage warehouse borrowings (LIBOR + 1.88% to 3.00%) (2)(3)	—	72,518	—	72,518
Vessel backed term loan (LIBOR + 4.75%)	—	13,600	—	13,600
Total asset based debt	42,310	86,118	—	128,428
Total debt, face value	204,470	86,118	114,063	404,651
Unamortized discount, net	—	—	(1,458)	(1,458)
Unamortized deferred financing costs	(8,474)	(1,069)	(301)	(9,844)
Total debt, net	$195,996	$85,049	$112,304	$393,349
(1)    The secured revolving credit agreements provide a two rate structure at the Company’s discretion; Prime +1.25% for swing loans and LIBOR + 2.25%.
(2)    Includes SOFR floor and BSBY floor of 0.25% and 0.50%, respectively, as of September 30, 2022.
(3)    The weighted average coupon rate for residential mortgage warehouse borrowings was 5.01% and 2.76% at September 30, 2022 and December 31, 2021, respectively.
(4)    Includes LIBOR floor of 1%.

The following table presents the amount of interest expense the Company incurred on its debt for the following periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Total Interest expense - corporate debt	$3,592	$6,038	$15,559	$18,402
Total Interest expense - asset based debt	1,857	2,573	8,992	8,262
Interest expense on debt	$5,449	$8,611	$24,551	$26,664

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2022
(in thousands, except share data)

The following table presents the contractual principal payments and future maturities of the unpaid principal balance on the Company’s debt for the following periods:

As of
September 30, 2022
Remainder of 2022	$—
2023	113,856
2024	—
2025	—
2026	—
2027 and thereafter	160,000
Total	$273,856

The following narrative is a summary of certain terms of our debt agreements for the period ended September 30, 2022:
Corporate Debt

Secured Revolving Credit Agreements

As of September 30, 2022 and December 31, 2021, a total of $0 and $2,160, respectively, was outstanding under the revolving line of credit in our insurance business. The maximum borrowing capacity under the agreements as of September 30, 2022 was $200,000.

Secured Term Credit Agreements

The remaining balance of the corporate secured term credit agreement was fully repaid during June 2022 in connection with the WP Transaction. As of December 31, 2021, a total of $114,063 was outstanding under the corporate secured term credit agreement.

Asset Based Debt

Asset Based Revolving Financing

As of September 30, 2022 and December 31, 2021, a total of $58,568 and $42,310, respectively, was outstanding under the borrowing related to our premium finance and service contract finance offerings in our insurance business.

Residential Mortgage Warehouse Borrowings

In April 2022, the $60,000 warehouse line of credit was renewed and the maturity date was extended from April 2022 to April 2023. In August 2022, the $50,000 warehouse line of credit was renewed and the maturity date was extended from August 2022 to August 2023. As of September 30, 2022 and December 31, 2021, a total of $55,288 and $72,518, respectively, was outstanding under such financing agreements.

Vessel-Backed Term Loan

The remaining balance of the vessel backed term loan was fully repaid at a discount during May 2022, for a net gain of $1,168. As of December 31, 2021, the maximum borrowing capacity and borrowings outstanding was $13,600.

Debt Covenants

As of September 30, 2022, the Company was in compliance with the representations and covenants for its outstanding debt or obtained waivers for any events of non-compliance.

(12) Fair Value of Financial Instruments

The Company maximizes the use of observable inputs and minimizes the use of unobservable inputs to the extent possible to

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2022
(in thousands, except share data)

measure a financial instrument’s fair value. Observable inputs reflect the assumptions market participants would use in pricing an asset or liability, and are affected by the type of product, whether the product is traded on an active exchange or in the secondary market, as well as current market conditions. To the extent that valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, for disclosure purposes, the level in the fair value hierarchy within which the fair value measurement in its entirety falls is determined based on the lowest level input that is significant to the fair value measurement in its entirety. Fair value is estimated by applying the hierarchy discussed in Note (2) Summary of Significant Accounting Policies of our Annual Report on Form 10-K which prioritizes the inputs used to measure fair value into three levels and bases the categorization within the hierarchy upon the lowest level of input that is available and significant to the fair value measurement. Accordingly, the degree of judgment exercised by the Company in determining fair value is greatest for instruments categorized within Level 3 of the fair value hierarchy.

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

Equity Securities

The fair values of publicly traded common and preferred equity securities and exchange traded funds (“ETFs”) are obtained from market value quotations provided by an independent pricing service and fall under Level 1 in the fair value hierarchy. The fair values of non-publicly traded common and preferred stocks are based on prices derived from multiples of comparable public companies and fall under Level 3 in the fair value hierarchy.

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2022
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

The remaining derivatives are generally comprised of a combination of swaps, options and short positions, which are generally classified as Level 2 in the fair value hierarchy. In addition, the Fortegra Additional Warrant (Warburg) is a derivative liability and classified as Level 3 in the fair value hierarchy. See Note (17) Stockholders’ Equity for additional information regarding the Fortegra Additional Warrant.

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

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2022
(in thousands, except share data)

The following tables present the Company’s fair value hierarchies for financial assets and liabilities, measured on a recurring basis:

	As of September 30, 2022
	Quoted prices in active markets Level 1	Other significant observable inputs Level 2	Significant unobservable inputs Level 3	Fair value
Assets:
Available for sale securities, at fair value:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$—	$356,759	$—	$356,759
Obligations of state and political subdivisions	—	49,301	—	49,301
Obligations of foreign governments	—	2,349	—	2,349
Certificates of deposit	1,357	—	—	1,357
Asset backed securities	—	15,982	220	16,202
Corporate securities	—	158,113	—	158,113
Total available for sale securities, at fair value	1,357	582,504	220	584,081

Loans, at fair value:
Corporate loans	—	2,455	10,129	12,584
Mortgage loans held for sale	—	58,200	—	58,200
Total loans, at fair value	—	60,655	10,129	70,784

Equity securities:
Invesque	19,190	—	—	19,190
Fixed income ETFs	52,078	—	—	52,078
Other equity securities	7,238	—	6,597	13,835
Total equity securities	78,506	—	6,597	85,103

Other investments, at fair value:
Corporate bonds	—	41,494	—	41,494
Derivative assets	17	6,232	1,505	7,754
Other	—	—	324	324
Total other investments, at fair value	17	47,726	1,829	49,572

Mortgage servicing rights (1)	—	—	41,912	41,912

Total	$79,880	$690,885	$60,687	$831,452

Liabilities: (2)
Securities sold, not yet purchased	$14,578	$36,660	$—	$51,238
Derivative liabilities	—	7,715	—	7,715
Fortegra Additional Warrants (Warburg)	—	—	6,230	6,230
Contingent consideration payable	—	—	2,871	2,871
Total	$14,578	$44,375	$9,101	$68,054
(1)    Included in other assets.
(2)    Included in other liabilities and accrued expenses.

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2022
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
September 30, 2022
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

The following table presents additional information about assets that are measured at fair value on a recurring basis for which the Company has utilized Level 3 inputs to determine fair value for the following periods:

	For the Nine Months Ended September 30,
	2022	2021
Balance at January 1,	$61,443	$33,455
Net realized and unrealized gains or losses included in:
Earnings	8,572	12,664
OCI	305	(178)
Origination of IRLCs	42,722	84,034
Purchases	—	15,336
Sales and repayments	(3,802)	(11,382)
Conversions to mortgage loans held for sale	(48,731)	(83,976)
Settlement of trade claims	(19,169)	—
Exchange of bonds for term loans	12,243	—
Exchange of trade receivables for equity securities	7,104	—
Balance at September 30,	$60,687	$49,953

Changes in unrealized gains (losses) included in earnings related to assets still held at period end	(5,171)	$2,298
Changes in unrealized gains (losses) included in OCI related to assets still held at period end	$(395)	$(178)
The following table presents the range and weighted average (WA) used to develop significant unobservable inputs for the fair value measurements of Level 3 assets and liabilities.

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2022
(in thousands, except share data)

	As of				As of
	September 30, 2022	December 31, 2021	Valuation technique	Unobservable input(s)	September 30, 2022				December 31, 2021
Assets	Fair value				Range			WA (1)	Range			WA (1)
IRLCs	$1,505	$7,514	Internal model	Pull through rate	55%	to	95%	66%	55%	to	95%	66%
Mortgage servicing rights	41,912	29,833	External model	Discount rate	9%	to	14%	9%	10%	to	12%	9%
				Cost to service	$65	to	$80	$71	$65	to	$80	$71
				Prepayment speed	5%	to	84%	9%	5%	to	100%	15%
Trade claims	—	19,737	Internal model	Plan projected recovery rate	N/A				15%	to	18%	17%
Equity securities	6,549	—	Internal model	Forecast EBITDAR	$728,000	to	$1,039,000	N/A	N/A
Corporate loans and related receivables	10,129	—	Internal model	EBITDA	$188,000			N/A	N/A
Total	$60,095	$57,084

Liabilities
Fortegra Additional Warrants (Warburg)	$6,230	$—	External model	Discount rate	3%	to	5%	3.3%	N/A
				Implied Equity Volatility	40%	to	50%	45%
Contingent consideration payable - ITC	2,671	—	Cash Flow model	Forecast Cash EBITDA	$2,500	to	$4,000	N/A	N/A
			Cash Flow model	Forecast Underwriting EBITDA	$—	to	$2,000	N/A	N/A
Contingent consideration payable - Smart AutoCare	200	200	Cash Flow model	Forecast Cash EBITDA	$20,000	to	$30,000	N/A	$20,000	to	$30,000	N/A
			Actuarial analysis	Assumed Claim Liabilities	$55,000				$55,000
Total	$9,101	$200
(1)    Unobservable inputs were weighted by the relative fair value of the instruments.

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2022
(in thousands, except share data)

The following table presents the carrying amounts and estimated fair values of financial assets and liabilities that are not recorded at fair value and their respective levels within the fair value hierarchy:

	As of September 30, 2022			As of December 31, 2021
	Level within fair value hierarchy	Fair value	Carrying value	Level within fair value hierarchy	Fair value	Carrying value
Assets:
Debentures (1)	2	$24,961	$24,961	2	$21,057	$21,057
Notes receivable, net	2	114,091	114,091	2	89,788	89,788
Total assets		$139,052	$139,052		$110,845	$110,845

Liabilities:
Debt, net	3	$270,731	$273,856	3	$419,599	$403,193
Total liabilities		$270,731	$273,856		$419,599	$403,193
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
September 30, 2022
(in thousands, except share data)

(13) Liability for Unpaid Claims and Claim Adjustment Expenses

Roll forward of Claim Liability

The following table presents the activity in the net liability for unpaid losses and allocated loss adjustment expenses of short duration contracts for the following periods:

	For the Nine Months Ended September 30,
	2022	2021
Policy liabilities and unpaid claims balance as of January 1,	$331,703	$233,438
Less: liabilities of policy-holder account balances, gross	(801)	(5,419)
Less: non-insurance warranty benefit claim liabilities	(10,785)	(30,664)
Gross liabilities for unpaid losses and loss adjustment expenses	320,117	197,355
Less: reinsurance recoverable on unpaid losses - short duration	(165,129)	(113,163)
Less: other lines, gross	(576)	(247)
Net balance as of January 1, short duration	154,412	83,945

Incurred (short duration) related to:
Current year	265,277	176,644
Prior years	(2,205)	3,866
Total incurred	263,072	180,510

Paid (short duration) related to:
Current year	138,274	116,175
Prior years	18,436	6,379
Total paid	156,710	122,554

Net balance as of September 30, short duration	260,774	141,901
Plus: reinsurance recoverable on unpaid losses - short duration	248,418	154,513
Plus: other lines, gross	157	397
Gross liabilities for unpaid losses and loss adjustment expenses	509,349	296,811
Plus: liabilities of policy-holder account balances, gross	2,715	1,690
Plus: non-insurance warranty benefit claim liabilities	860	15,113
Policy liabilities and unpaid claims balance as of September 30,	$512,924	$313,614

The following schedule reconciles the total short duration contracts per the table above to the amount of total losses incurred as presented in the condensed consolidated statements of operations, excluding the amount for member benefit claims:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Short duration incurred	$97,501	$61,061	$263,072	$180,510
Other lines incurred	(36)	10	327	55
Unallocated loss adjustment expenses	362	181	657	679
Total losses incurred	$97,827	$61,252	$264,056	$181,244
During the nine months ended September 30, 2022, and 2021, the Company experienced a decrease in prior year development of $2,205, primarily as a result of lower-than-expected claim severity in its commercial lines business.

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

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2022
(in thousands, except share data)

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

The following table presents the disaggregated amounts of revenue from contracts with customers by product type for the following periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Service and Administrative Fees:
Service contract revenue	$56,968	$43,094	$150,788	$111,970
Motor club revenue	13,949	11,038	39,724	29,694
Vessel related revenue	7,829	11,426	28,337	25,043
Other	997	3,256	5,136	15,589
Revenue from contracts with customers	$79,743	$68,814	$223,985	$182,296

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

We do not disclose information about remaining performance obligations pertaining to contracts that have an original expected duration of one year or less. The transaction price allocated to remaining unsatisfied or partially unsatisfied performance obligations with an original expected duration exceeding one year was not material as of September 30, 2022.

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
September 30, 2022
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

The following table presents the activity in the significant deferred assets and liabilities related to revenue from contracts with customers for the following period:

	January 1, 2022			September 30, 2022
	Beginning balance	Additions	Amortization	Ending balance
Deferred acquisition costs
Service and Administrative Fees:
Service contract revenue	$110,220	$87,621	$37,388	$160,453
Motor club revenue	19,424	31,052	31,364	19,112
Total	$129,644	$118,673	$68,752	$179,565

Deferred revenue
Service and Administrative Fees:
Service contract revenue	$470,399	$239,037	$150,788	$558,648
Motor club revenue	24,870	40,375	39,724	25,521
Total	$495,269	$279,412	$190,512	$584,169

For the periods presented, no write-offs for unrecoverable deferred acquisition costs and deferred revenue were recognized.

(15) Other Assets and Other Liabilities and Accrued Expenses

Other Assets

The following table presents the components of other assets as reported in the condensed consolidated balance sheets:

	As of
	September 30, 2022	December 31, 2021
Loans eligible for repurchase	$29,016	$36,732
Mortgage servicing rights	41,912	29,833
Right of use asset - Operating leases	31,161	23,870
Income tax receivable	19,463	19,824
Furniture, fixtures and equipment, net	17,504	14,878
Prepaid expenses	8,871	10,722
Other	14,191	10,985
Total other assets	$162,118	$146,844

The following table presents the depreciation expense related to furniture, fixtures and equipment for the following periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Depreciation expense related to furniture, fixtures and equipment	$1,032	$893	$2,822	$2,666

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2022
(in thousands, except share data)

Other Liabilities and Accrued Expenses

The following table presents the components of other liabilities and accrued expenses as reported in the condensed consolidated balance sheets:

	As of
	September 30, 2022	December 31, 2021
Accounts payable and accrued expenses	$139,173	$149,816
Loans eligible for repurchase liability	29,016	36,732
Deferred tax liabilities, net	73,359	40,049
Operating lease liability	39,826	29,396
Due to brokers	4,985	10,763
Commissions payable	30,291	20,412
Securities sold, not yet purchased	51,238	242
Other	32,011	19,126
Total other liabilities and accrued expenses	$399,899	$306,536

(16) Other Revenue and Other Expenses

Other Revenue

The following table presents the components of other revenue as reported in the condensed consolidated statement of operations. Other revenue is primarily generated by Tiptree Capital’s non-insurance activities except as noted in the footnote to the table.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Other investment income (1)	$12,593	$17,890	$47,483	$45,060
Other (2)	4,771	3,168	15,524	7,177
Total other revenue	$17,364	$21,058	$63,007	$52,237
(1)    See Note (6) Investments for the components of Other investment income.
(2)    Includes $4,454 and $3,458 for the three months ended September 30, 2022 and 2021, respectively, and $11,371 and $8,045 for the nine months ended September 30, 2022 and 2021, respectively, related to Insurance.

Other Expenses

The following table presents the components of other expenses as reported in the condensed consolidated statement of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
General and administrative	$6,677	$9,334	$18,768	$27,397
Professional fees	6,678	5,656	21,077	20,649
Premium taxes	5,873	4,892	16,174	14,754
Mortgage origination expenses	4,130	4,366	13,269	12,821
Rent and related	4,384	4,170	13,302	12,556
Operating expenses from vessels	(518)	3,444	5,852	9,770
Loss on extinguishment of debt	—	—	940	—
Other	3,066	2,517	11,596	6,393
Total other expenses	$30,290	$34,379	$100,978	$104,340

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2022
(in thousands, except share data)

(17) Stockholders' Equity

Stock Repurchases

The Board of Directors authorized the Company to make repurchases of up to $20,000 of shares of the Company’s outstanding common stock in the aggregate, at the discretion of the Company's Executive Committee. During the nine months ended September 30, 2022, 158,162 shares were repurchased for a weighted average price per share of $10.43. As of September 30, 2022, the remaining repurchase authorization was $12,018.

Tiptree Warrants

In the six months ended June 30, 2022, warrants were exercised for 1,999,989 shares of Tiptree common stock, with 1,979,325 warrants exercised for $13,724 in cash, and 20,664 exercised cashless. As of September 30, 2022, there were no warrants for shares of Tiptree common stock outstanding.

Dividends

The Company declared cash dividends per share for the following periods presented below:

	Dividends per share for the
	Nine Months Ended September 30,
	2022	2021
First quarter	$0.04	$0.04
Second quarter	0.04	0.04
Third quarter(1)	0.04	0.04
Total cash dividends declared	$0.12	$0.12
(1)    See Note (24) Subsequent Events for when the dividend was declared.

Fortegra Non-Controlling Interests

On June 21, 2022, the Company closed the WP Transaction. On that date, Fortegra converted to a Delaware corporation and Warburg made a $200,000 investment in Fortegra in exchange for Fortegra Common Stock, Fortegra Preferred Stock, Fortegra Warrants and Fortegra Additional Warrants. Also, in connection with the closing of the Warburg Transaction, Tiptree was issued Fortegra Additional Warrants, and management’s interests in LOTS Intermediate were exchanged for interests in Fortegra. As of September 30, 2022, Fortegra was owned approximately 79.5% by Tiptree Holdings, 17.4% by Warburg and 3.1% by management and directors of Fortegra. As a result of the WP Transaction, the Company recorded an increase of $167,008 to total stockholders’ equity of which $48,285 impacted Tiptree Inc. stockholders’ equity and $118,723 impacted non-controlling interests. Of the increase to Tiptree Inc. stockholders’ equity, $41,092 impacted additional paid in capital and $7,193 impacted accumulated other comprehensive income (loss). Additionally, the Company recognized $3,597 and $3,776 of net income attributable to non-controlling interests during the three months and nine months ended September 30, 2022, respectively, due to the increase in non-controlling interest.

Fortegra Preferred Stock

The face amount of the Fortegra Preferred Stock is $80,000. Dividends are cumulative and accrue at a rate of 8% per annum, compounding quarterly. Any quarterly dividend may be paid in cash, at Fortegra’s option. As of September 30, 2022, the Company had accrued $1,350 of cash dividends payable for the period.

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
September 30, 2022
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

The following table presents the components of non-controlling interests as reported in the condensed consolidated balance sheets:

	As of
	September 30, 2022	December 31, 2021
Fortegra preferred interests	$77,679	$—
Fortegra common interests	50,794	11,066
Other third-party common interests	3,822	6,161
Total non-controlling interests	$132,295	$17,227

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

Statutory Capital and Surplus

The Company’s insurance company subsidiaries must maintain minimum amounts of statutory capital and surplus as required by regulatory authorities, including the NAIC; their capital and surplus levels exceeded respective minimum requirements as of September 30, 2022 and December 31, 2021.

Statutory Dividends

The Company’s U.S. domiciled insurance company subsidiaries may pay dividends to the Company, subject to statutory restrictions. Payments in excess of statutory restrictions (extraordinary dividends) to the Company are permitted only with prior approval of the insurance department of the applicable state of domicile. The Company eliminates all dividends from its subsidiaries in the condensed consolidated financial statements. There were no dividends paid to the Company by its U.S. domiciled insurance company subsidiaries for the periods ended September 30, 2022 and 2021.

The following table presents the combined amount available for ordinary dividends of the Company's U.S. domiciled insurance company subsidiaries for the following periods:

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2022
(in thousands, except share data)

	As of
	September 30, 2022	December 31, 2021
Amount available for ordinary dividends of the Company's insurance company subsidiaries	$35,145	$18,519

At September 30, 2022, the maximum amount of dividends that our U.S. domiciled insurance company subsidiaries could pay under applicable laws and regulations without regulatory approval was approximately $35,145. The Company may seek regulatory approval to pay dividends in excess of this permitted amount, but there can be no assurance that the Company would receive regulatory approval if sought.

(18) Accumulated Other Comprehensive Income (Loss)

The following table presents the activity of AFS securities in accumulated other comprehensive income (loss) (“AOCI”), net of tax, for the following periods:

	Unrealized gains (losses) on available for sale securities	Foreign currency translation adjustment	Total AOCI	Amount attributable to non-controlling interests	Total AOCI to Tiptree Inc.
Balance at December 31, 2020	$5,702	$—	$5,702	$(28)	$5,674
Other comprehensive income (losses) before reclassifications	(4,054)	—	(4,054)	18	(4,036)
Amounts reclassified from AOCI	(481)	—	(481)	—	(481)
OCI	(4,535)	—	(4,535)	18	(4,517)
Balance at September 30, 2021	$1,167	$—	$1,167	$(10)	$1,157

Balance at December 31, 2021	$(2,686)	$—	$(2,686)	$1	$(2,685)
Other comprehensive income (losses) before reclassifications	(43,175)	(14,256)	(57,431)	5,167	(52,264)
Amounts reclassified from AOCI	86	—	86	—	86
WP Transaction	—	—	—	7,193	7,193
OCI	(43,089)	(14,256)	(57,345)	12,360	(44,985)
Balance at September 30, 2022	$(45,775)	$(14,256)	$(60,031)	$12,361	$(47,670)

The following table presents the reclassification adjustments out of AOCI included in net income and the impacted line items on the condensed consolidated statement of operations for the following periods:

	Three Months Ended September 30,		Nine Months Ended September 30,		Affected line item in consolidated statements of operations
Components of AOCI	2022	2021	2022	2021
Unrealized gains (losses) on available for sale securities	$—	$296	$(110)	$616	Net realized and unrealized gains (losses)
Related tax (expense) benefit	—	(62)	24	(135)	Provision for income tax
Net of tax	$—	$234	$(86)	$481

(19) Stock Based Compensation

Equity Plans

2017 Omnibus Incentive Plan
The Company adopted the Tiptree 2017 Omnibus Incentive Plan (2017 Equity Plan) on June 6, 2017, which permits the grant of restricted stock units (RSUs), stock, and stock options up to a maximum of 6,100,000 shares of common stock. The general purpose of the 2017 Equity Plan is to attract, motivate and retain selected employees and directors for the Company and its subsidiaries, to provide them with incentives and rewards for performance and to better align their interests with the interests of the Company’s stockholders. Unless otherwise extended, the 2017 Equity Plan terminates automatically on June 6, 2027. Amendment No. 1 to the 2017 Equity Plan, to increase the aggregate shares issuable under the Plan by 4,000,000 shares, was approved by stockholders on June 7, 2022.

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2022
(in thousands, except share data)

The table below summarizes changes to the issuances under the Company’s 2017 Equity Plan for the periods indicated, excluding awards granted under the Company’s subsidiary incentive plans that are exchangeable for Tiptree common stock:

2017 Equity Plan	Number of shares (1)
Available for issuance as of December 31, 2021	2,344,814
RSU, stock and option awards granted	(235,822)
Forfeited	528
Amendment to plan	4,000,000
Available for issuance as of September 30, 2022	6,109,520
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

The following table presents changes to the issuances of RSUs and stock awards under the 2017 Equity Plan for the periods indicated:

	Number of shares issuable	Weighted average grant date fair value
Unvested units as of December 31, 2021	599,012	$6.59
Granted	235,822	12.93
Vested	(328,551)	7.00
Forfeited	(528)	6.26
Unvested units as of September 30, 2022	505,755	$9.64

The following tables present the detail of the granted and vested RSUs and stock awards for the periods indicated:

	For the			For the
	Nine Months Ended September 30,			Nine Months Ended September 30,
Granted	2022	2021	Vested	2022	2021
Directors	28,246	50,251	Directors	28,246	50,251
Employees (1)	207,576	—	Employees	300,305	354,133
Total Granted	235,822	50,251	Total Vested	328,551	404,384
			Taxes	(47,274)	(34,828)
			Net Vested	281,277	369,556
(1)    Includes 94,410 shares that vest ratably over three years and 113,166 shares that cliff vest in 2025 for the nine months ended September 30, 2022.

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
September 30, 2022
(in thousands, except share data)

(subject to a catch-up vesting mechanism) occurring on the second, fourth, sixth, eighth and tenth anniversaries of the grant date.

In November 2021, the first tranche of the PRSUs vested, resulting in a net issuance of 215,583 shares of Tiptree common stock. As of September 30, 2022, 3,266,667 PRSUs are unvested. The below table illustrates the aggregate number of PRSUs that will vest upon the achievement of each Tiptree share price target. Such price targets are adjusted down for cumulative dividends paid by the Company since grant (e.g., the next share price target is $19.80 as adjusted for cumulative dividends paid to date).

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

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2022
(in thousands, except share data)

The following table presents the Company's stock option activity for the current period:

	Options outstanding	Weighted average exercise price (in dollars per stock option)	Weighted average grant date value (in dollars per stock option)	Options exercisable
Balance, December 31, 2021	1,715,619	$6.49	$2.29	712,542

Balance, September 30, 2022	1,707,476	$6.49	$2.29	1,050,767

Weighted average remaining contractual term at September 30, 2022 (in years)	5.4

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

As of September 30, 2022, time vesting RSUs and options equal to approximately 0.3% of Fortegra Common Stock (assuming conversion of the Fortegra Preferred Stock) have been granted under the Fortegra Plan. The unvested RSUs were exchanged for prior RSUs granted to management of Fortegra under the LOTS Intermediate Co. Restricted Stock Unit Program.

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
The following table presents changes to the issuances of subsidiary awards under the subsidiary incentive plans for the periods indicated:

Grant date fair value of equity shares issuable
Unvested balance as of December 31, 2021	$2,234
Granted	282
Vested	(935)
Performance assumption adjustment	80
Unvested balance as of September 30, 2022	$1,661

The net vested balance of subsidiary awards eligible for exchange as of September 30, 2022 translates to 285,181 shares of Tiptree common stock.

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2022
(in thousands, except share data)

Stock Based Compensation Expense

The following table presents total stock based compensation expense and the related income tax benefit recognized on the condensed consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Employee compensation and benefits	$1,573	$1,401	$7,559	$3,372
Director compensation	122	103	350	345
Income tax benefit	(355)	(316)	(1,660)	(781)
Net stock based compensation expense	$1,340	$1,188	$6,249	$2,936
Additional information on total non-vested stock based compensation is as follows:

	As of September 30, 2022
	Stock options	Restricted stock awards and RSUs	Performance Restricted Stock Units
Unrecognized compensation cost related to non-vested awards (1)	$146	$806	$8,386
Weighted - average recognition period (in years)	1.38	0.87	1.03
(1)    Includes $122 of unrecognized compensation cost related to stock options at The Fortegra Group that vest ratably over three years..

(20) Income Taxes

The following table presents the Company’s provision (benefit) for income taxes reflected as a component of income (loss):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022		2021		2022		2021
Total income tax expense (benefit)	$5,068		$237		$31,537		$11,416

Effective tax rate (ETR)	20.2%	(1)	6.6%	(2)	108.9%	(3)	21.0%	(4)
(1) Lower than the U.S. federal statutory income tax rate of 21% primarily due to the impact of discrete items, partially offset by state taxes.
(2) Lower than the U.S. federal statutory income tax rate of 21% primarily due to the impact of the effect of foreign operations and discrete items, partially offset by state taxes.
(3) Higher than the U.S. federal statutory income tax rate of 21%, primarily due to the impact of deconsolidation of insurance subsidiaries for tax as a result of the WP Transaction.
(4) Equal to the U.S. federal statutory income tax rate of 21% due to the impact of state taxes offset by other discrete items.

On June 21, 2022, the WP Transaction was completed, in which Warburg invested $200,000 in Tiptree’s insurance subsidiary, Fortegra. The WP Transaction, along with Fortegra management’s ownership, reduced Tiptree’s ownership in Fortegra below 80% such that, while still consolidated for GAAP financial reporting purposes, Fortegra will no longer be included in the consolidated tax return group with Tiptree. Tiptree has recorded deferred tax liabilities related to the basis difference in Tiptree’s investment in Fortegra as of September 30, 2022. This deferred tax liability represents the tax that would be due, before consideration of loss carryforwards, if Tiptree were to sell any of its Fortegra stock at its carrying value on Tiptree’s balance sheet. The deferred tax liability as of September 30, 2022 relating to the WP Transaction was $38,168, of which $14,064 was recorded directly in Tiptree Inc. stockholders’ equity with respect to the gain component and $24,104 was recorded as a provision for income taxes in the condensed consolidated statements of operations for the nine months ended September 30, 2022.

(21) Commitments and Contingencies

The following table presents rent expense for the Company’s office leases recorded on the condensed consolidated statements of operations for the following periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Rent expense for office leases (1)	$1,942	$2,074	$6,508	$6,520
(1)     Includes lease expense of $0 and $134 for the three months ended September 30, 2022 and 2021, respectively, and $202 and $306 for the nine months ended September 30, 2022 and 2021, respectively, for assets held for sale.

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2022
(in thousands, except share data)

Litigation
The Company is a defendant in Mullins v. Southern Financial Life Insurance Co., a class action filed in February 2006, in Pike County Circuit Court in the Commonwealth of Kentucky on behalf of Kentucky consumers that purchased certain credit life and disability insurance coverage between 1997-2007. The action alleges violations of the Kentucky Consumer Protection Act (“KCPA”) and certain insurance statutes, common law fraud and breach of contract and the covenant of good faith and fair dealing. Plaintiffs seek compensatory and punitive damages, attorneys’ fees and interest.

Two classes were certified in June 2010: Subclass A includes class members who suffered a disability during the coverage period but allegedly received less than full disability benefits; Subclass B includes all class members whose loan termination date extended beyond the termination date of the credit disability coverage period.

In a series of orders issued in October 2022 on competing motions for partial summary judgment, the court found in favor of Plaintiff as to the Subclass A breach of contract claim (the “Subclass A Order”) and, as to Subclass B, found that the Company was unjustly enriched to the extent the premium it collected exceeded the proportion of the premium for which the Company provided benefits coverage (the “Subclass B Order”). The court found in favor of the Company as to Plaintiff’s claims for common law fraud and violation of Kentucky’s insurance statutes and ordered Plaintiff’s Motion for Sanctions for Spoliation of Evidence held in abeyance. The Company has appealed the Subclass A Order and Subclass B Order and all interlocutory orders made final by entry of the Subclass A Order and Subclass B Order.

The parties’ competing motions for partial summary judgment as to Plaintiff’s breach of the covenant of good faith and fair dealing and KCPA claims remain pending and a trial has been scheduled for December 2023.

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

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2022
(in thousands, except share data)

The following table presents a reconciliation of basic and diluted net income per common share for the following periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net income (loss)	$20,057	$3,347	$(2,557)	$43,035
Less:
Net income (loss) attributable to non-controlling interests	5,834	1,339	6,588	4,477
Net income allocated to participating securities	195	35	—	725
Net income (loss) attributable to Tiptree Inc. common shares - basic	14,028	1,973	(9,145)	37,833
Effect of Dilutive Securities:
Securities of subsidiaries	(47)	(73)	—	(905)
Adjustments to income relating to exchangeable interests and contingent considerations, net of tax	3	1	—	1,820
Net income (loss) attributable to Tiptree Inc. common shares - diluted	$13,984	$1,901	$(9,145)	$38,748
Weighted average number of shares of common stock outstanding - basic	36,304,385	33,558,106	35,261,659	32,963,451
Weighted average number of incremental shares of common stock issuable from exchangeable interests and contingent considerations	478,863	574,076	—	2,061,760
Weighted average number of shares of common stock outstanding - diluted	36,783,248	34,132,182	35,261,659	35,025,211

Basic net income (loss) attributable to common shares	$0.39	$0.06	$(0.26)	$1.15
Diluted net income (loss) attributable to common shares	$0.38	$0.06	$(0.26)	$1.11

(23) Related Party Transactions

Corvid Peak is a related party of the Company because Corvid Peak is deemed to be controlled by Michael Barnes, the Company’s Executive Chairman. The Company is invested in funds managed by Corvid Peak (the “Corvid Peak Funds”) and Corvid Peak manages investment portfolio accounts of Fortegra and certain of its subsidiaries under an investment advisory agreement (the “IAA”). With respect to the Corvid Peak Funds and IAA, the Company incurred $847 and $185 of management and incentive fees for the three months ended September 30, 2022 and 2021, respectively. The Company incurred $2,255 and $769 of management and incentive fees for the nine months ended September 30, 2022 and 2021, respectively.

Beginning January 1, 2021, Tiptree has been allocated 10.2% of certain profits interests earned by Corvid Peak with an additional 10.2% interest for each of the next consecutive four years. Beginning January 1, 2022, Tiptree’s percentage interest increased to 21.95% (including interests acquired from former Corvid Peak equityholders).

Pursuant to the Transition Services Agreement, Tiptree and Corvid Peak have mutually agreed to provide certain services to one another. Payments under the Transition Services Agreement in the nine months ended September 30, 2022 and 2021 were not material.

Pursuant to a Partner Emeritus Agreement, Tiptree agreed to provide Mr. Inayatullah, a greater than 5% stockholder of the Company, office space and support services, and reimburse Mr. Inayatullah for a portion of benefit expenses in exchange for advice and other consulting services as requested by the Company’s Executive Committee. Transactions related to the Partner Emeritus Agreement in the nine months ended September 30, 2022 and 2021 were not material.

In 2022, Michael Barnes, the Company’s Executive Chairman, exercised warrants for 979,146 shares of Tiptree common stock for $6,783 and Mr. Inayatullah exercised warrants for 440,318 shares of Tiptree common stock for $3,050.

(24) Subsequent Events

On November 1, 2022, the Company’s board of directors declared a quarterly cash dividend of $0.04 per share to holders of common stock with a record date of November 21, 2022, and a payment date of November 28, 2022.

On October 21, 2022, Fortegra Financial Corporation (“FFC”) entered into a Second Amended and Restated Credit Agreement by and among FFC, its parent, Fortegra, and its subsidiary, LOTS Intermediate Co., as borrowers, the lenders

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2022
(in thousands, except share data)

from time to time party thereto, certain of Fortegra’s affiliates as guarantors, and Fifth Third Bank, National Association, as the administrative agent and issuing lender (the “Fortegra Credit Agreement”). The Fortegra Credit Agreement provides for a $200,000 revolving credit facility, all of which is available for the issuance of letters of credit, with a sub-limit of $25,000 for swing loans and matures on October 21, 2027.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations is presented in this section as follows:

•Overview
•Results of Operations
•Non-GAAP Measures and Reconciliations
•Liquidity and Capital Resources
•Critical Accounting Policies and Estimates

OVERVIEW

Tiptree allocates capital to select small and middle market companies with the mission of building long-term value. Established in 2007, we have a significant track record investing in the insurance sector and across a variety of other industries, including mortgage origination, specialty finance and shipping. Our largest operating subsidiary, Fortegra, is a leading provider of specialty insurance products and related services. We also generate earnings from a diverse group of select investments that we refer to as Tiptree Capital, which includes our Mortgage segment and other, non-insurance businesses and assets. We evaluate performance primarily by the comparison of stockholders’ long-term total return on capital, as measured by growth in stock price plus dividends paid, in addition to Adjusted Net Income and Adjusted EBITDA.

Our year-to-date 2022 highlights include:

Overall:
•Tiptree reported net income of $14.2 million for the third quarter, up from $2.0 million in the prior year, driven primarily by the gain on sale of dry bulk vessels and improved performance in our insurance business.
•Net loss was $9.1 million for the nine months, compared to net income of $38.6 million in 2021, driven by the deferred tax liability associated with the WP Transaction and unrealized losses on investments as compared to gains in the prior year, partially offset by improved performance in insurance and shipping operations.
•Adjusted net income of $48.8 million increased 3.9% from $47.0 million in 2021, driven by improvement in insurance and shipping operations. Adjusted return on average equity was 14.2%, as compared to 16.2% in 2021.
•In the quarter, we sold the remaining two dry bulk vessels for $46.2 million, representing a net gain of $14.1 million. Total proceeds from dry bulk vessel sales in 2022 were $67.7 million, or a net gain of $21.2 million.
•In the quarter, we signed definitive agreements to sell our two product tankers for an aggregate of $49.0 million, representing an approximate 44% gain as compared to the September 30, 2022 book value. The sale of the two tankers is expected to close in the fourth quarter 2022.
•In June 2022, Tiptree closed the previously announced $200 million investment in Fortegra, by Warburg. The investment gives Warburg an approximate 24% ownership in Fortegra on an as converted basis.
•As a result of the WP Transaction, Tiptree recognized a $63.2 million pre-tax gain in stockholders’ equity in the nine months ended September 30, 2022, which was partially offset by increased deferred tax liabilities resulting from the tax deconsolidation as Tiptree’s ownership of Fortegra was reduced to below 80%. The deferred tax liability was $38.2 million, with $14.1 million impacting stockholders’ equity directly and $24.1 million impacting net income for the nine months ended September 30, 2022.

Insurance:
•Gross written premiums and premium equivalents were $1.96 billion for the nine months ended September 30, 2022, as compared to $1.62 billion for the nine months ended September 30, 2021, up 20.9% as a result of growth in specialty insurance lines and fee-based service contract offerings.
•Total revenues increased 25.2% to $903.4 million, from $721.5 million in 2021, driven by increases in earned premiums, net and service and administrative fees.
•The combined ratio remained consistent at 91.0%, driven by the scalability of Fortegra’s technology and shared service platform, which improved the expense ratio, while the underwriting ratio increased due to a shift in business mix toward lines with higher loss ratios and lower expense ratios.
•Income before taxes of $39.1 million decreased by $10.5 million as compared to $49.6 million in 2021. Return on average equity was 12.1% in 2022 as compared to 17.3% in 2021. The decreases resulted from investment losses in 2022 compared to gains in 2021, offset by growth in underwriting and fee revenues.
•Adjusted net income increased 29.1% to $59.9 million, as compared to $46.4 million in 2021. Adjusted return on average equity was 25.8%, as compared to 20.9% in 2021.

•In April 2022, Fortegra acquired ITC Compliance GRP Limited, a provider of regulatory and compliance services to the retail automotive sector in the United Kingdom, for net cash consideration of approximately $15.0 million, plus an earn-out.

Tiptree Capital:
•Maritime transportation income before taxes was $36.5 million in 2022, as compared to $7.7 million in 2021, driven by a rise in dry bulk and tanker charter rates and the gain on sale of three dry bulk vessels.
•Mortgage income before taxes was $3.4 million in 2022, as compared to $25.1 million in 2021, with the decrease driven by declines in origination volumes and gain on sale margins, partially offset by higher servicing fees and positive fair value adjustments on the mortgage servicing portfolio. Return on average equity was 5.6% in 2022.

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

Fortegra generally offers products which have low severity but high frequency loss experiences and are short duration. In addition, the business has historically generated significant fee-based revenues. In general, the types of products Fortegra offers tend to have limited aggregation risk and limited exposure to catastrophic and residual risk. Underwriting risk is mitigated through a combination of reinsurance and retrospective commission structures with agents, distribution partners and/or third-party reinsurers. To mitigate counterparty risk, Fortegra ensures its distribution partners’ captive reinsurance entities are over-collateralized with highly liquid investments, primarily cash and cash equivalents. Insurance results primarily depend on pricing, underwriting, risk retention and the accuracy of reserves, reinsurance arrangements, returns on invested assets, and policy and contract renewals and run-off. Factors affecting these items, including conditions in financial markets, the global economy and the markets in which we operate, fluctuations in exchange rates, interest rates and inflation, including the current period of inflationary pressures, may have a material adverse effect on our results of operations or financial condition. While Fortegra’s insurance operations have historically maintained a relatively stable combined ratio, initiatives to change the business mix along with these economic factors could generate different results than the business has historically experienced. In particular, the current period of rising inflation can have an impact on replacement costs associated with claims from our customers. To the extent we are unable to pass the higher costs of claims through higher premiums, lower underwriting margins could adversely affect our profitability. In addition, the current impact of the strengthening U.S. dollar relative to other currencies, including the British pound and Euro, may have a negative impact on book value between periods, associated with the timing of the recognition of revenues and expenses related to multi-year insurance contracts.

Fortegra’s investment portfolio includes fixed maturity securities, loans, credit investment funds, and equity securities. Many of those investments are held at fair value. During the nine months of 2022, the U.S. fixed income markets have experienced a significant rise in interest rates. Rising interest rates have and could continue to impact the value of Fortegra’s fixed maturity securities, with any unrealized losses recorded in equity, and if realized, could impact our results of operations. Offsetting the impact of a rising interest rate environment, new investments in fixed rate instruments from both maturities and portfolio growth can result in higher interest income on investments over time. The weighted average duration of our fixed income available for sale securities is less than three years. During the nine months of 2022, 2-year treasury yields increased significantly, which resulted in a negative impact on Fortegra’s fixed income portfolio and our book value, as the substantial majority was unrealized. While our asset and liability mix is relatively matched, should we need to liquidate any of these investments before maturity to pay claims, any realized losses could materially negatively impact our results of operations.

Changes in fair value for loans, credit investment funds, and equity securities in Fortegra’s investment portfolio are reported quarterly as unrealized gains or losses in revenues and can be impacted by changes in interest rates, credit risk, currency risk, or market risk, including specific company or industry factors. In addition, our equity holdings are relatively concentrated. General equity market trends, along with company and industry specific factors, can impact the fair value which can result in unrealized gains and losses affecting our results.

Rising 10-year treasury yields, and the tapering of the Federal Reserve’s purchases of mortgage-backed securities, has resulted in substantial increases in mortgage interest rates. Low mortgage interest rates driven by the Federal Reserve intervention in mortgage markets, and rising home prices in certain markets, had provided tailwinds to the mortgage markets beginning in the second quarter of 2020 and through 2021, which had benefited our mortgage operations and margins. The substantial rise in rates starting in 2022 have resulted in a sharp reversal of those trends, with volumes and margins declining significantly. Only partially offsetting the declines in earnings in our origination business is an increase in the fair value of our mortgage servicing portfolio as rising rates slow prepayment speeds, with a resulting increase in servicing income. Continued rising mortgage rates could have a materially negative impact on our mortgage business results of operations, and is likely to be only partially mitigated by the improvement in mortgage servicing revenues. A sustained period of negative profitability in the mortgage industry could also impact the availability of funding sources for our mortgage business.

Rising interest rates can also impact the cost of floating interest rate debt obligations, while declining rates can decrease the cost of debt. Our secured revolving and term credit agreements, preferred trust securities and asset based revolving financing are all floating rate obligations. A continuation of rising rates could have a material impact on our costs of floating rate debt. In addition, authorities that regulate LIBOR have announced plans to phase out LIBOR, such that LIBOR is expected to cease to exist as a benchmark for floating interest rates. Specifically, the ICE Benchmark Administration Limited announced that all LIBOR settings will either cease to be provided by any administrator or no longer be representative; (a) immediately after December 31, 2021, in the case of the 1-week and 2-month U.S. dollar LIBOR settings; and (b) immediately after June 30, 2023, in the case of the remaining U.S. dollar LIBOR settings. The Federal Reserve Board and the Federal Reserve Bank of New York organized the Alternative Reference Rates Committee, which identified the Secured Overnight Financing Rate (SOFR) as its preferred alternative rate for USD-LIBOR. It is unclear whether new methods of calculating LIBOR will be established such that it continues to exist after 2023. Similarly, it is not possible to predict whether LIBOR will continue to be viewed as an acceptable market benchmark, what rate or rates may become acceptable alternatives to LIBOR, or what effect these changes in views or alternatives may have on financial markets for LIBOR-linked financial instruments. Such uncertainty may result in a sudden or prolonged increase or decrease in reported LIBOR and/or its replacement rate. To address the phase out of LIBOR, the agreements for our debt facilities include a mechanism to replace LIBOR with an alternative reference rate under specified circumstances, whether that replacement is SOFR or another benchmark. If future rates based upon the successor reference rate are higher than LIBOR rates due to illiquidity or other factors, our interest expense could increase.
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

The maritime transportation industry is highly competitive and fragmented. Demand for shipping capacity is a function of global economic conditions and the related demand for commodities, production and consumption patterns, and is currently affected by events, such as the war in Ukraine, which interrupt production, trade routes, and consumption. The shipping industry is cyclical with significant volatility in charter hire rates and profitability, which can change rapidly. If rising interest rates and global inflationary factors drive a global recession, both charter rates and utilization rates could be negatively impacted.

RESULTS OF OPERATIONS
The following is a summary of our condensed consolidated financial results for the three and nine months ended September 30, 2022 and 2021. In addition to GAAP results, management uses the Non-GAAP measures Adjusted net income, Adjusted return on average equity, Adjusted EBITDA and book value per share as measurements of operating performance. Management believes these measures provide supplemental information useful to investors as they are frequently used by the financial community to analyze financial performance and comparison among companies. Management uses Adjusted net income and adjusted return on average equity as part of its capital allocation process and to assess comparative returns on invested capital. Adjusted EBITDA is also used in determining incentive compensation for the Company’s executive officers. Adjusted net income represents income before taxes, less provision (benefit) for income taxes, and excluding the after-tax impact of various expenses that we consider to be unique and non-recurring in nature, stock-based compensation, net realized and unrealized gains (losses), and intangibles amortization associated with purchase accounting. The Company defines Adjusted EBITDA as GAAP net income of the Company plus corporate interest expense, plus income taxes, plus depreciation and amortization expense, less the effects of purchase accounting, plus non-cash fair value adjustments, plus significant non-recurring expenses, and plus unrealized gains (losses) on available for sale securities that are reported in other comprehensive income. Adjusted net income, Adjusted return on average equity and Adjusted EBITDA are not measurements of financial performance or liquidity under GAAP and should not be considered as an alternative or substitute for GAAP net income. See “Non-GAAP Reconciliations” for a reconciliation of these measures to their GAAP equivalents.

Selected Key Metrics

($ in thousands, except per share information)	Three Months Ended September 30,		Nine Months Ended September 30,
GAAP:	2022	2021	2022	2021
Total revenues	$363,478	$286,605	$1,028,224	$880,980
Net income (loss) attributable to common stockholders	$14,223	$2,008	$(9,145)	$38,558

($ in thousands, except per share information)	Three Months Ended September 30,		Nine Months Ended September 30,
GAAP:	2022	2021	2022	2021
Diluted earnings per share	$0.38	$0.06	$(0.26)	$1.11
Cash dividends paid per common share	$0.04	$0.04	$0.12	$0.12
Return on average equity	15.4%	3.3%	(0.7)%	14.8%

Non-GAAP: (1)
Adjusted net income	$19,395	$20,730	$48,833	$47,010
Adjusted return on average equity	14.8%	20.5%	14.2%	16.2%
Adjusted EBITDA	$8,904	$12,356	$49,415	$84,594
Book value per share	$10.68	$11.37	$10.68	$11.37
(1)    See “—Non-GAAP Reconciliations” for a discussion of non-GAAP financial measures.

Revenues

For the three months ended September 30, 2022, revenues were $363.5 million, which increased $76.9 million, or 26.8%, compared to the prior year period. For the nine months ended September 30, 2022, revenues were $1.03 billion, which increased $147.2 million, or 16.7%, compared to the prior year period. The changes for both periods were primarily driven by growth in earned premiums, net, and service and administrative fees in our insurance business, increased revenues from charter hires of our vessels and our mortgage servicing portfolio, partially offset by lower mortgage volumes and margins. The nine month comparison was impacted by net realized and unrealized losses on Invesque and other investments in 2022 compared to gains in the 2021 period.

The table below provides a break down between net realized and unrealized gains and losses from Invesque and other investments, which impacted our consolidated results on a pre-tax basis. Many investments are carried at fair value and marked to market through unrealized gains and losses. As a result, we expect earnings related to these investments to be relatively volatile between periods. Fixed income securities are primarily marked to market through AOCI in stockholders’ equity and do not impact net realized and unrealized gains and losses until they are sold.

($ in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net realized gains - Maritime transportation	$14,100	$—	$21,217	$—
Net realized and unrealized gains (losses) - Invesque	$(1,698)	$(12,566)	$(15,624)	$4,246
Net realized and unrealized gains (losses)(1)	$(6,007)	$(4,267)	$(12,475)	$9,345
(1)    Excludes Invesque and Mortgage realized and unrealized gains and losses.

Net Income (Loss) Attributable to common stockholders

For the three months ended September 30, 2022, net income attributable to common stockholders was $14.2 million, an increase of $12.2 million, primarily driven by the sale of our two dry bulk vesselsa and growth in Fortegra’s underwriting and fee operations, partially offset by lower mortgage profitability.

For the nine months ended September 30, 2022, net loss attributable to common stockholders was $9.1 million, a decrease of $47.7 million from net income of $38.6 million for the nine months ended September 30, 2021, primarily driven by net realized and unrealized losses on Invesque and other investments in 2022 compared to gains in 2021, lower mortgage origination revenues and the tax impacts of the WP Transaction, partially offset by growth in Fortegra’s underwriting and fee operations, increased revenues from our mortgage servicing portfolio and improvement in dry bulk and tanker charter rates, including the gain on sale of three dry bulk vessels.

Adjusted net income & Adjusted return on average equity - Non-GAAP

Adjusted net income for the three months ended September 30, 2022 was $19.4 million, a decrease of $1.3 million, or 6.4%, from the three months ended September 30, 2021, driven by declines in our mortgage business. For the three months ended September 30, 2022, adjusted return on average equity was 14.8%, as compared to 20.5% at September 30, 2021, with the decrease driven by lower adjusted net income and the higher average equity balances as a result of the WP Transaction.

Adjusted net income for the nine months ended September 30, 2022 was $48.8 million, an increase of $1.8 million, or 3.9%, from the nine months ended September 30, 2021, with the increase driven by improved performance in our insurance and shipping operations, partially offset by declines in our mortgage business. For the nine months ended September 30, 2022, adjusted return on average equity was 14.2%, as compared to 16.2% at September 30, 2021, with the decrease primarily driven by the higher average equity balances as a result of the WP Transaction.

Adjusted EBITDA - Non-GAAP

Adjusted EBITDA for the three months ended September 30, 2022 was $8.9 million, a decrease of $3.5 million from 2021 driven by realized and unrealized losses on investments (including impacts to AOCI) and foreign currency translation in 2022.

Adjusted EBITDA for the nine months ended September 30, 2022 was $49.4 million, a decrease of $35.2 million from 2021, driven by realized and unrealized losses in 2022 (including impacts to AOCI) compared to gains in 2021, partially offset by the WP Transaction gain and improved operating performance noted above.

Book Value per share - Non-GAAP

Total stockholders’ equity was $519.6 million as of September 30, 2022 compared to $402.1 million as of September 30, 2021, with the increase driven by the WP Transaction and cash exercise of Tiptree warrants, partially offset by comprehensive losses over the trailing four quarters primarily resulting from unrealized losses on AFS securities and negative impacts from foreign currency translation. In the nine months ended September 30, 2022, Tiptree returned $5.9 million to stockholders through dividends paid and shares repurchased.

Book value per share for the period ended September 30, 2022 was $10.68, a decrease from book value per share of $11.37 as of September 30, 2021. The key drivers of the decrease over the past four quarters were the comprehensive loss per share primarily associated with unrealized losses on AFS securities, dividends paid of $0.16 per share, and issuance of shares as a result of the exercise of warrants and exchanges of vested subsidiary equity awards, partially offset by the net increase to Tiptree Inc. stockholders’ equity from the WP transaction.

Results by Segment
We classify our business into two reportable segments, Insurance and Mortgage, with the remainder of our operations aggregated into Tiptree Capital - Other. Corporate activities include holding company interest expense, corporate employee compensation and benefits, and other expenses, including, but not limited to, public company expenses.

The following tables present the components of Revenue, Income (loss) before taxes and Adjusted net income for the following periods:

($ in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenues:
Insurance	$327,028	$246,706	$903,388	$721,524
Mortgage	15,611	27,425	59,201	87,191
Tiptree Capital - other	20,839	12,474	65,635	72,265
Corporate	—	—	—	—
Total revenues	$363,478	$286,605	$1,028,224	$880,980

Income (loss) before taxes:
Insurance	$15,304	$13,337	$39,057	$49,569
Mortgage	(940)	6,267	3,350	25,119
Tiptree Capital - other	19,077	(4,700)	20,468	12,914
Corporate	(8,316)	(11,320)	(33,895)	(33,151)
Total income (loss) before taxes	$25,125	$3,584	$28,980	$54,451

Non-GAAP - Adjusted net income (1):
Insurance	$19,831	$19,533	$59,893	$46,400
Mortgage	(777)	3,961	(3,516)	15,485
Tiptree Capital - other	5,656	5,522	13,272	8,153
Corporate	(5,315)	(8,286)	(20,816)	(23,028)
Total adjusted net income	$19,395	$20,730	$48,833	$47,010

(1)    See “—Non-GAAP Reconciliations” for a discussion of non-GAAP financial measures.

Insurance

Fortegra is a specialty insurance underwriter and service provider, which focuses on niche programs and fee-oriented services. The combination of specialty insurance underwriting, service contract products, and related service solutions delivered through a vertically integrated business model creates a blend of traditional underwriting revenues, investment income and unregulated fee revenues. The business is an agent-driven model, distributing products through independent insurance agents, consumer finance companies, online retailers, auto dealers, and regional big box retailers to deliver products that complement the consumer transaction. As of September 30, 2022, Fortegra was owned approximately 79.5% by Tiptree Holdings, 17.4% by Warburg and 3.1% by management and directors of Fortegra, before giving effect to the exercise of outstanding warrants and the conversion of outstanding preferred stock.

The following tables and discussion present the Insurance segment results, including non-controlling interests, for the three and nine months ended September 30, 2022 and 2021.

Results of Operations - Three Months Ended September 30, 2022 compared to 2021

($ in thousands)	Three Months Ended September 30,
	2022	2021	Change	% Change
Revenues:
Earned premiums, net	$237,877	$175,026	$62,851	35.9%
Service and administrative fees	83,423	69,664	13,759	19.8%
Ceding commissions	4,023	2,722	1,301	47.8%
Net investment income	3,632	3,330	302	9.1%
Net realized and unrealized gains (losses)	(6,382)	(7,492)	1,110	NM%
Other revenue	4,455	3,456	999	28.9%
Total revenues	$327,028	$246,706	$80,322	32.6%
Expenses:
Net losses and loss adjustment expenses	97,827	$61,252	$36,575	59.7%
Member benefit claims	23,415	19,579	3,836	19.6%
Commission expense	137,559	104,392	33,167	31.8%
Employee compensation and benefits	22,071	19,526	2,545	13.0%
Interest expense	5,027	4,268	759	17.8%
Depreciation and amortization	4,742	4,307	435	10.1%
Other expenses	21,083	20,045	1,038	5.2%
Total expenses	$311,724	$233,369	$78,355	33.6%
Income (loss) before taxes (1)	$15,304	$13,337	$1,967	14.7%

Key Performance Metrics:
Gross written premiums and premium equivalents	$761,446	$588,063	$173,383	29.5%
Return on average equity	14.4%	13.7%
Underwriting ratio	78.4%	73.8%
Expense ratio	13.1%	15.8%
Combined ratio	91.5%	89.6%

Non-GAAP Financial Measures (2):
Adjusted net income	$19,831	$19,533	$298	1.5%
Adjusted return on average equity	24.8%	26.8%
(1)    Net income was $11,539 for the three months ended September 30, 2022 compared to $9,943 for the three months ended September 30, 2021.
(2)    See “—Non-GAAP Reconciliations” for a discussion of non-GAAP financial measures.

Revenues

Earned Premiums, net represents the earned portion of gross written and assumed premiums, less the earned portion that is ceded to third-party reinsurers under reinsurance agreements. Fortegra’s insurance policies generally have a term of six months to seven years depending on the underlying product and premiums are earned pro rata over the term of the policy. At the end of each reporting period, premiums written but not earned are classified as unearned premiums and are earned in subsequent periods over the remaining term of the policy.

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

Net Investment Income is earned on the portfolio of invested assets. Invested assets are primarily comprised of fixed maturity securities and may also include cash and cash equivalents and equity securities. The principal factors that influence net investment income are the size of the investment portfolio, the yield on that portfolio and expenses due to external investment managers.

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

Revenues - Three Months Ended September 30, 2022 compared to 2021

For the three months ended September 30, 2022, total revenues increased 32.6%, to $327.0 million, as compared to $246.7 million for the three months ended September 30, 2021. Earned premiums, net of $237.9 million increased $62.9 million, or 35.9%, driven by growth in specialty admitted and E&S insurance lines. Service and administrative fees of $83.4 million increased by 19.8% driven by growth in warranty and consumer goods service contract revenues. Ceding commissions of $4.0 million increased by $1.3 million, or 47.8%, in line with growth in ceded premiums. Other revenues increased by $1.0 million, or 28.9%, driven by growth in premium finance product offerings.

For the three months ended September 30, 2022, 28.1% of revenues were derived from fees that were not solely dependent upon the underwriting performance of Fortegra’s insurance products, resulting in more diversified earnings. For the three months ended September 30, 2022, 77.6% of fee-based revenues were generated in non-regulated service companies, with the remainder in regulated insurance companies.

For the three months ended September 30, 2022, net investment income was $3.6 million as compared to $3.3 million in the prior year period, primarily driven by growth in investments. Net realized and unrealized losses were $6.4 million, an improvement of $1.1 million, as compared to net realized and unrealized losses of $7.5 million in the prior year period, primarily driven by the change in fair value of certain equity and other investments carried at fair value.

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

Expenses - Three Months Ended September 30, 2022 compared to 2021

For the three months ended September 30, 2022, net losses and loss adjustment expenses were $97.8 million, member benefit claims were $23.4 million and commission expense was $137.6 million, as compared to $61.3 million, $19.6 million and $104.4 million, respectively, for the three months ended September 30, 2021. The increase in net losses and loss adjustment expenses of $36.6 million, or 59.7%, was driven by growth in U.S. and European Insurance lines and the shift in business mix toward commercial lines, which tend to have higher loss ratios and lower commission and expense ratios. The increase in member benefit claims of $3.8 million, or 19.6%, was driven by growth in vehicle service contracts. Commission expense increased by $33.2 million, or 31.8%, generally in line with the growth in earned premiums, net and service and administrative fees.

For the three months ended September 30, 2022, employee compensation and benefits were $22.1 million and other expenses were $21.1 million, as compared to $19.5 million and $20.0 million, respectively, for the three months ended September 30, 2021. Employee compensation and benefits increased by $2.5 million, or 13.0%, driven by investments in human capital associated with growth in admitted, E&S and warranty lines. Other expenses increased by $1.0 million, or 5.2%, driven primarily by premium taxes.

For the three months ended September 30, 2022, interest expense was $5.0 million as compared to $4.3 million for the three months ended September 30, 2021. The increase in interest expense of $0.8 million, or 17.8%, was primarily driven by increased asset based debt for premium finance lines and the rise in short-term interest rates.

For the three months ended September 30, 2022, depreciation and amortization expense was $4.7 million, including $4.1 million of intangible amortization related to purchase accounting associated with the acquisitions of Fortegra, Smart AutoCare, Sky Auto and ITC, as compared to $4.3 million, including $3.8 million of intangible amortization from purchase accounting in 2021.

Results of Operations - Nine Months Ended September 30, 2022 compared to 2021

($ in thousands)	Nine Months Ended September 30,
	2022	2021	Change	% Change
Revenues:
Earned premiums, net	$662,234	$498,903	$163,331	32.7%
Service and administrative fees	232,883	191,414	41,469	21.7%
Ceding commissions	9,886	8,827	1,059	12.0%
Net investment income	10,164	9,331	833	8.9%
Net realized and unrealized gains (losses)	(23,151)	5,004	(28,155)	NM%
Other revenue	11,372	8,045	3,327	41.4%
Total revenues	$903,388	$721,524	$181,864	25.2%
Expenses:
Net losses and loss adjustment expenses	$264,056	$181,244	$82,812	45.7%
Member benefit claims	66,297	55,954	10,343	18.5%
Commission expense	382,435	292,580	89,855	30.7%
Employee compensation and benefits	64,159	57,007	7,152	12.5%
Interest expense	15,166	13,097	2,069	15.8%
Depreciation and amortization	13,697	12,905	792	6.1%
Other expenses	58,521	59,168	(647)	(1.1)%
Total expenses	$864,331	$671,955	$192,376	28.6%
Income (loss) before taxes (1)	$39,057	$49,569	$(10,512)	NM%

Key Performance Metrics:
Gross written premiums and premium equivalents	$1,956,998	$1,618,076	$338,922	20.9%
Return on average equity	12.1%	17.3%
Underwriting ratio	77.8%	74.9%
Expense ratio	13.2%	16.1%
Combined ratio	91.0%	91.0%

Non-GAAP Financial Measures (2):
Adjusted net income	$59,893	$46,400	$13,493	29.1%
Adjusted return on average equity	25.8%	20.9%
(1)    Net income was $27,958 for the nine months ended September 30, 2022 compared to $38,412 for the nine months ended September 30, 2021.
(2)    See “—Non-GAAP Reconciliations” for a discussion of non-GAAP financial measures.

Revenues - Nine Months Ended September 30, 2022 compared to 2021

For the nine months ended September 30, 2022, total revenues increased 25.2%, to $903.4 million, as compared to $721.5 million for the nine months ended September 30, 2021. Earned premiums, net of $662.2 million increased $163.3 million, or 32.7%, driven by growth in admitted and E&S commercial lines. Service and administrative fees of $232.9 million increased by 21.7% driven by growth in warranty and consumer goods service contract revenues. Ceding commissions of $9.9 million increased by $1.1 million, or 12.0%, driven by higher ceding fees. Other revenues increased by $3.3 million, or 41.4%, driven by growth in premium finance product offerings.

For the nine months ended September 30, 2022, 28.1% of revenues were derived from fees that were not solely dependent upon the underwriting performance of Fortegra’s insurance products, resulting in more diversified earnings. For the nine months ended September 30, 2022, 78.6% of fee-based revenues were generated in non-regulated service companies, with the remainder in regulated insurance companies.

For the nine months ended September 30, 2022, net investment income was $10.2 million as compared to $9.3 million in the prior year period, primarily driven by growth in investments. Net realized and unrealized losses were $23.2 million, compared to net realized and unrealized gains of $5.0 million in the prior year period, primarily driven by the change in fair value of equity securities and other investments carried at fair value.

Expenses - Nine Months Ended September 30, 2022 compared to 2021

For the nine months ended September 30, 2022, net losses and loss adjustment expenses were $264.1 million, member benefit claims were $66.3 million and commission expense was $382.4 million, as compared to $181.2 million, $56.0 million and $292.6 million, respectively, for the nine months ended September 30, 2021. The increase in net losses and loss adjustment expenses of $82.8 million, or 45.7%, was driven by growth in U.S. and European Insurance lines and the shift in business mix toward commercial lines, which tend to have a higher loss ratios and lower commission ratios. During the nine months ended September 30, 2022, the Company experienced a decrease in prior year development of $2.2 million primarily as a result of lower than expected claim severity in its commercial lines of business. In the nine months ended September 30, 2021 the Company experienced an increase in prior year development of $3.9 million primarily driven by higher-than-expected claim severity from business written by a small group of producers of our personal and commercial lines of business. The increase in member benefit claims of $10.3 million, or 18.5%, was driven by growth in vehicle service contracts. Commission expense increased by $89.9 million, or 30.7%, in line with the growth in earned premiums, net and service and administrative fees.

For the nine months ended September 30, 2022, employee compensation and benefits were $64.2 million and other expenses were $58.5 million, as compared to $57.0 million and $59.2 million, respectively, for the nine months ended September 30, 2021. Employee compensation and benefits increased by $7.2 million, or 12.5%, driven by investments in human capital associated with growth in admitted, E&S and warranty lines. Other expenses decreased by $0.6 million, or 1.1%, driven primarily by the deferral of current and certain prior year marketing and advertising costs aligned with the deferral of revenues from Sky Auto, partially offset by increases in premium taxes, which grew in line with earned premiums.

For the nine months ended September 30, 2022, interest expense was $15.2 million as compared to $13.1 million for the nine months ended September 30, 2021. The increase in interest expense of $2.1 million, or 15.8%, was primarily driven by increased asset based debt for premium finance lines and the rise in short-term interest rates.

For the nine months ended September 30, 2022, depreciation and amortization expense was $13.7 million, including $12.1 million of intangible amortization related to purchase accounting associated with the acquisitions of Fortegra, Smart AutoCare, Sky Auto and ITC, as compared to $12.9 million, including $11.5 million of intangible amortization from purchase accounting in 2021.

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

The below table shows gross written premiums and premium equivalents by business mix for the three and nine months ended September 30, 2022 and 2021.

($ in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
U.S. Insurance	$534,272	$376,437	$1,317,662	$1,065,735
U.S. Warranty Solutions	196,302	181,506	541,815	482,454
Europe Warranty Solutions	30,872	30,120	97,521	69,887
Total	$761,446	$588,063	$1,956,998	$1,618,076

Total gross written premiums and premium equivalents for the three months ended September 30, 2022 were $761.4 million, representing an increase of $173.4 million, or 29.5%. Total gross written premiums and premium equivalents for the nine months ended September 30, 2022 were $1,957.0 million, representing an increase of $338.9 million, or 20.9%. The increase in both periods was driven by a combination of factors including expanding Fortegra’s distribution partner network, growing specialty admitted and E&S insurance lines, and increasing penetration in the auto and consumer goods service contract sector.

For the three months ended September 30, 2022, U.S. Insurance increased by $157.8 million, or 41.9%, driven by growth in specialty commercial insurance lines. For the three months ended September 30, 2022, U.S. Warranty Solutions increased by $14.8 million, or 8.2%, driven by growth in auto and roadside assistance service contracts. Europe Warranty Solutions increased by $0.8 million, or 2.5%, driven by growth in auto warranty lines.

For the nine months ended September 30, 2022, U.S. Insurance increased by $251.9 million, or 23.6%, driven by growth in commercial, E&S, and warranty insurance lines. For the nine months ended September 30, 2022, U.S. Warranty Solutions increased by $59.4 million, or 12.3%, driven by growth in auto and roadside assistance service contracts. Europe Warranty Solutions increased by $27.6 million, or 39.5%, driven by growth in auto warranty lines.

The growth in gross written premiums and premium equivalents, combined with higher retention in select products as of September 30, 2022, has resulted in an increase of $413.8 million, or 26.5%, in unearned premiums and deferred revenue on the condensed consolidated balance sheets as compared to September 30, 2021. As of September 30, 2022, unearned premiums and deferred revenues were $1,978.2 million, as compared to $1,564.4 million as of September 30, 2021.

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

The combined ratio was 91.5% for the three months ended September 30, 2022, which consisted of an underwriting ratio of 78.4% and an expense ratio of 13.1%, as compared to 89.6%, 73.8% and 15.8%, respectively, for the three months ended September 30, 2021. The combined ratio for the three month period increased by 1.9%, driven by an increase in the underwriting ratio, offset by a decrease in the expense ratio, both related to changes in product mix toward lines with higher loss ratios and lower expense ratios.

The combined ratio was 91.0% for the nine months ended September 30, 2022, which consisted of an underwriting ratio of 77.8% and an expense ratio of 13.2%, as compared to 91.0%, 74.9% and 16.1%, respectively, for the nine months ended September 30, 2021. The combined ratio remained consistent for the nine month period, driven by the scalability of Fortegra’s technology and shared service platform, which improved the expense ratio, while the underwriting ratio increased due to a shift in business mix toward lines with higher loss ratios and lower expense ratios.

Return on Average Equity

Return on average equity is expressed as the ratio of net income to average stockholders’ equity during the period. Management uses this ratio as a measure of the on-going performance of the totality of the Company’s operations.

Return on average equity was 14.4% for the three months ended September 30, 2022, as compared to 13.7% for the prior year period. The increase in net income and annualized return on average equity was driven by revenue growth and a consistent combined ratio.

Return on average equity was 12.1% for the nine months ended September 30, 2022, as compared to 17.3% for the nine months ended September 30, 2021. The decrease in net income and annualized return on average equity was driven by net realized and unrealized losses in the 2022 period compared to net realized and unrealized gains in the 2021 periods as well as higher average equity balances, partially offset by revenue growth and an improved combined ratio.

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

The below tables show underwriting and fee revenues and underwriting and fee margin by business mix for the three and nine months ended September 30, 2022 and 2021.

	Three Months Ended September 30,
($ in thousands)	Underwriting and Fee Revenues (1)		Underwriting and Fee Margin (1)
	2022	2021	2022	2021
U.S. Insurance	$243,564	$174,995	$42,981	$37,005
U.S. Warranty Solutions	71,557	61,342	22,542	23,455
Europe Warranty Solutions	14,657	14,531	5,454	5,185
Total	$329,778	$250,868	$70,977	$65,645
(1)    See “—Non-GAAP Reconciliations” for a discussion of non-GAAP financial measures.

Underwriting and fee revenues were $329.8 million for the three months ended September 30, 2022 as compared to $250.9 million for the three months ended September 30, 2021. Total underwriting and fee revenues increased $78.9 million, or 31.5%, driven by growth in U.S. Insurance and U.S. Warranty Solutions. The increase in U.S. Insurance was $68.6 million, or 39.2%, driven by growth in specialty commercial insurance lines. The increase in U.S. Warranty Solutions was $10.2 million, or 16.7%, driven by growth in auto, roadside assistance, and premium finance offerings. Europe Warranty Solutions increased by $0.1 million, or 0.9%.

Underwriting and fee margin was $71.0 million for the three months ended September 30, 2022 as compared to $65.6 million for the three months ended September 30, 2021. Total underwriting and fee margin increased $5.3 million, or 8.1%, driven by growth in U.S. Insurance. U.S. Insurance grew by $6.0 million, or 16.1%, driven by revenue growth in admitted and E&S lines. U.S. Warranty Solutions decreased by $0.9 million, or 3.9%, primarily driven by the deferral of revenues associated with contracts acquired by Sky Auto. This current period revenue deferral for Sky Auto was offset by the deferral of direct marketing costs in other expenses and therefore had minimal impact on the combined ratio or income before taxes. Europe Warranty Solutions increased by $0.3 million, or 5.2%, driven by growth in auto and consumer goods service contracts.
.

	Nine Months Ended September 30,
($ in thousands)	Underwriting and Fee Revenues (1)		Underwriting and Fee Margin (1)
	2022	2021	2022	2021
U.S. Insurance	$673,009	$504,038	$123,546	$101,812
U.S. Warranty Solutions	200,045	168,476	64,197	65,453
Europe Warranty Solutions	43,321	34,675	15,844	10,146
Total	$916,375	$707,189	$203,587	$177,411

(1)    See “—Non-GAAP Reconciliations” for a discussion of non-GAAP financial measures.

Underwriting and fee revenues were $916.4 million for the nine months ended September 30, 2022 as compared to $707.2 million for the nine months ended September 30, 2021. Total underwriting and fee revenues increased $209.2 million, or 29.6%, driven by growth in all business lines. The increase in U.S. Insurance was $169.0 million, or 33.5%, driven by growth in commercial, E&S, and credit insurance lines. The increase in U.S. Warranty Solutions was $31.6 million, or 18.7%, driven by growth in auto, roadside assistance, and premium finance offerings. Europe Warranty Solutions increased by $8.6 million, or 24.9%, driven by growth in auto and consumer goods service contracts.

Underwriting and fee margin was $203.6 million for the nine months ended September 30, 2022 as compared to $177.4 million for the nine months ended September 30, 2021. Total underwriting and fee margin increased $26.2 million, or 14.8%, driven by growth in U.S. Insurance and Europe Warranty Solutions. U.S. Insurance grew by $21.7 million, or 21.3%, from growth in specialty admitted and E&S lines. U.S. Warranty Solutions decreased by $1.3 million, or 1.9%, primarily driven by the deferral of revenues associated with contracts acquired by Sky Auto. This current period revenue deferral for Sky Auto was offset by the deferral of direct marketing costs in other expenses and therefore had minimal impact on the combined ratio or income before taxes. Europe Warranty Solutions increased by $5.7 million, or 56.2%, driven by growth in auto and consumer goods service contracts.

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

For the three months ended September 30, 2022, adjusted net income and adjusted return on average equity were $19.8 million and 24.8%, respectively, as compared to $19.5 million and 26.8%, respectively, for the three months ended September 30, 2021. For the nine months ended September 30, 2022, adjusted net income and adjusted return on average equity were $59.9 million and 25.8%, respectively, as compared to $46.4 million and 20.9%, respectively, for the nine months ended September 30, 2021. The improvement of adjusted net income in both periods was driven by the growth in underwriting and fee revenues.

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

For the three months ended September 30, 2022, net investment income was $3.6 million as compared to $3.3 million in the prior year period, driven by growth in investments. Net realized and unrealized losses were $6.4 million, compared to losses of $7.5 million in the prior year period, both driven by realized and unrealized losses on certain equity securities and other investments, including fixed income securities carried at fair value. Unrealized losses on AFS securities impacting OCI for the three months ended September 30, 2022 were $18.1 million, driven by the rise in interest rates and corresponding impact to the fair value of investments in U.S. Treasuries, obligations of U.S. government agencies, corporate securities, obligations of state and political subdivisions, and asset-backed securities.

For the nine months ended September 30, 2022, net investment income was $10.2 million as compared to $9.3 million in the prior year period, driven by growth in investments. Net realized and unrealized losses were $23.2 million, compared to gains of $5.0 million in the prior year period, driven by realized and unrealized losses on certain equity securities and other investments, including fixed income securities carried at fair value, in the 2022 period as compared to gains in the 2021 period. Unrealized losses on AFS securities impacting OCI for the nine months ended September 30, 2022 were $56.5 million, driven by the rise in interest rates and corresponding impact to the fair value of investments in U.S. Treasuries, obligations of U.S. government agencies, corporate securities, obligations of state and political subdivisions, and asset-backed securities.

Tiptree Capital

Tiptree Capital consists of our Mortgage segment, which includes the operating results of Reliance, our mortgage business, and Tiptree Capital - Other, which consists of our other non-insurance operating businesses and investments. As of September 30, 2022, Tiptree Capital - Other includes our Invesque shares and maritime transportation operations (including two product tankers).

Mortgage

Through our Mortgage operating subsidiary, Reliance, we originate, sell, securitize and service one-to-four-family, residential mortgage loans, comprised of conforming mortgage loans, Federal Housing Administration (“FHA”), Veterans Administration (“VA”), United States Department of Agriculture (“USDA”), and to a lesser extent, non-agency jumbo prime.

We are an approved seller/servicer for Fannie Mae and Freddie Mac. We are also an approved issuer and servicer for Ginnie Mae. We originate residential mortgage loans through our retail distribution channel (directly to consumers) in 39 states and the District of Columbia as of September 30, 2022.

The following tables present the Mortgage segment results for the following periods:

Results of Operations

($ in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenues:
Net realized and unrealized gains (losses)	$10,847	$22,651	$44,711	$73,454
Other revenue	4,764	4,774	14,490	13,737
Total revenues	$15,611	$27,425	$59,201	$87,191
Expenses:
Employee compensation and benefits	$9,517	$14,382	$35,137	$42,849
Interest expense	475	276	1,116	837
Depreciation and amortization	190	218	618	670
Other expenses	6,369	6,282	18,980	17,716
Total expenses	$16,551	$21,158	$55,851	$62,072
Income (loss) before taxes	$(940)	$6,267	$3,350	$25,119

Key Performance Metrics:
Origination volumes	$279,793	$384,958	$940,958	$1,180,772
Gain on sale margins	4.9%	5.5%	4.6%	5.7%
Return on average equity	(5.9)%	36.5%	5.6%	44.4%

Non-GAAP Financial Measures (1):
Adjusted net income	$(777)	$3,961	$(3,516)	$15,485
Adjusted return on average equity	(5.4)%	23.0%	(8.0)%	33.3%
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

Revenues - Three and Nine Months Ended September 30, 2022 compared to 2021

For the three months ended September 30, 2022, $279.8 million of loans were funded, compared to $385.0 million for 2021, a decrease of $105.2 million, or 27.3%. Gain on sale margins decreased to 4.9% for the three months ended September 30, 2022, down approximately 60 basis points from 5.5% for the three months ended September 30, 2021. For the nine months ended September 30, 2022, $941.0 million of loans were funded, compared to $1.18 billion for 2021, a decrease of $239.8 million, or 20.3%. Origination volumes for both periods in 2022 declined given the rise in mortgage interest rates. Gain on sale margins decreased to 4.6% for the nine months ended September 30, 2022, down approximately 110 basis points from 5.7% for the nine months ended September 30, 2021.

Net realized and unrealized gains for the three months ended September 30, 2022 were $10.8 million, compared to $22.7 million for 2021, a decrease of $11.8 million or 52.1%. The primary driver of decreased gain on sale revenues was the decline in volumes and gain on sale margins, partially offset by positive fair value adjustments in mortgage servicing rights of $82 thousand as prepayment speeds declined from December 31, 2021. Net realized and unrealized gains for the nine months ended September 30, 2022 were $44.7 million, compared to $73.5 million for 2021, a decrease of $28.7 million or 39.1%. The primary driver of decreased gain on sale revenues was the decline in volumes and gain on sale margins, partially offset by positive fair value adjustments in mortgage servicing rights of $8.0 million as prepayment speeds declined from December 31, 2021.

Other revenue for the three months ended September 30, 2022 remained flat at $4.8 million. Other revenue for the nine months ended September 30, 2022 was $14.5 million, compared to $13.7 million for 2021, an increase of $0.8 million, or 5.5%. The increase for the nine month period is driven primarily by higher servicing fees from an increase in loans serviced. As of September 30, 2022, the mortgage servicing asset was valued at $41.9 million, an increase from $29.8 million as of December 31, 2021.

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

Depreciation is mainly associated with furniture, fixtures and equipment. Amortization expense is primarily associated with a trade name and internally developed software.

Other Expenses include loan origination expenses, namely, leads, appraisals, credit reporting and licensing fees, general and administrative expenses, including office rent, insurance, legal, consulting and payroll processing expenses, and servicing expense.

Expenses - Three and Nine Months Ended September 30, 2022 compared to 2021

For the three months ended September 30, 2022, employee compensation and benefits were $9.5 million, compared to $14.4 million in 2021, a decrease of $4.9 million or 33.8%. For the nine months ended September 30, 2022, employee compensation and benefits were $35.1 million, compared to $42.8 million in 2021, a decrease of $7.7 million or 18.0%. The decrease in both periods was driven primarily by reduced commissions on lower origination volumes.

For the three months ended September 30, 2022 and 2021, interest expense was at $0.5 million, an increase of $0.2 million or 72.1% driven by higher interest rates. For the nine months ended September 30, 2022 and 2021, interest expense was at $1.1 million, an increase of $0.3 million or 33.3% driven by higher interest rates.

For the three months ended September 30, 2022, other expenses were $6.4 million, compared to $6.3 million in 2021, with the $0.1 million increase driven by increased loan origination expenses, including marketing costs. For the nine months ended September 30, 2022, other expenses were $19.0 million, compared to $17.7 million in 2021, with the $1.3 million increase driven by the same factors that impacted the three months.

Income (loss) before taxes

Loss before taxes for the three months ended September 30, 2022 was $0.9 million, compared to $6.3 million of income in 2021. Income before taxes for the nine months ended September 30, 2022 was $3.4 million, compared to $25.1 million in 2021. The decrease in both periods was driven by a decline in volumes and margins, partially offset by higher servicing fees attributable to the larger servicing portfolio, in addition to positive fair value adjustments on the mortgage servicing rights asset, as compared to 2021.

Tiptree Capital - Other

The following tables present a summary of Tiptree Capital - Other results for the following periods:

Results of Operations

	Three Months Ended September 30,
($ in thousands)	Total revenue		Income (loss) before taxes
	2022	2021	2022	2021
Senior living (Invesque)	$(1,405)	$(10,396)	$(1,405)	$(10,396)
Maritime transportation	21,928	11,424	20,124	5,231
Other (1)	316	11,446	358	465
Total	$20,839	$12,474	$19,077	$(4,700)

	Nine Months Ended September 30,
($ in thousands)	Total revenue		Income (loss) before taxes
	2022	2021	2022	2021
Senior living (Invesque)	$(12,924)	$3,512	$(12,924)	$3,512
Maritime transportation	49,554	25,041	36,537	7,738
Other (1)	29,005	43,712	(3,145)	1,664
Total	$65,635	$72,265	$20,468	$12,914
(1)    Includes our held for sale mortgage originator (Luxury), asset management, and certain intercompany elimination transactions.

Revenues

Tiptree Capital - Other earns revenues from the following sources: net interest income; revenues on our formerly held for sale mortgage originator (Luxury); realized and unrealized gains and losses on the Company’s investment holdings (primarily Invesque); and charter revenues from vessels within the Company’s maritime transportation operations. Subsequent to the sale of our dry bulk and tanker vessels, operations include two smaller seaborne vessels and other ancillary assets.

Revenues for the three months ended September 30, 2022 were $20.8 million compared to $12.5 million for 2021. The primary drivers of the increase in revenues were the gain of $14.1 million related to the sale of two dry bulk vessels and increased dry bulk and tanker charter rates earned by the maritime transportation business, partially offset by unrealized losses on our investment in Invesque. Revenues for the nine months ended September 30, 2022 were $65.6 million compared to $72.3 million for 2021 with the decline primarily driven by unrealized losses on our investment in Invesque in the 2022 period compared to gains in the 2021 period and the deconsolidation of Luxury effective July 1, 2022, offset by higher charter rates and gain on sale of three dry bulk vessels in our maritime transportation business.

Income (loss) before taxes

The income before taxes from Tiptree Capital - Other for the three months ended September 30, 2022 was $19.1 million,

compared to the loss before taxes of $4.7 million in 2021. The income before taxes from Tiptree Capital - Other for the nine months ended September 30, 2022 was $20.5 million, compared to income before taxes of $12.9 million in 2021, with the increase for both periods driven by the same factors that impacted revenues.

Adjusted net income - Non-GAAP(1)

($ in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Senior living (Invesque)	$—	$—	$—	$—
Maritime transportation	5,477	5,503	12,949	8,074
Other	180	19	324	79
Total	$5,657	$5,522	$13,273	$8,153
(1)    See “—Non-GAAP Reconciliations” for a discussion of non-GAAP financial measures.

Adjusted net income increased to $13.3 million for the nine months ended September 30, 2022 compared to $8.2 million in 2021. The increase was driven by the improvement in maritime transportation operations.

Corporate
The following table presents a summary of corporate results for the following periods:

Results of Operations

($ in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Employee compensation and benefits	$1,880	$1,785	$5,824	$5,621
Employee incentive compensation expense	3,032	4,835	12,069	10,760
Interest expense	—	2,553	4,224	7,675
Depreciation and amortization	205	203	604	602
Other expenses	3,199	1,944	11,174	8,493
Total expenses	$8,316	$11,320	$33,895	$33,151
Corporate expenses include expenses of the holding company for interest expense, employee compensation and benefits, and public company and other expenses. Corporate employee compensation and benefits includes the expense of management, legal and accounting staff. Other expenses primarily consisted of audit and professional fees, insurance, office rent and other related expenses.

Employee compensation and benefits, including incentive compensation expense, were $17.9 million for the nine months ended September 30, 2022, compared to $16.4 million for 2021, driven by an increase in performance related employee incentive compensation. Of the incentive compensation expense in the nine months ended September 30, 2022, $5.4 million was stock-based compensation expense primarily related to awards granted in third quarter 2021. Interest expense for the nine months ended September 30, 2022 and 2021 was $4.2 million and $7.7 million, respectively. As of September 30, 2022, the Company had no outstanding borrowings at the holding company, compared to $114.1 million at December 31, 2021. Other expenses of $11.2 million increased by $2.7 million from the nine months ended September 30, 2021, primarily driven by a $2.1 million loss on extinguishment of debt and increased consulting and professional fees.

Provision for Income Taxes

On June 21, 2022, the WP Transaction was completed, in which Warburg invested $200.0 million in Tiptree’s insurance subsidiary, Fortegra. The WP Transaction, along with Fortegra management’s ownership, reduced Tiptree’s equity ownership in Fortegra below 80% such that, while still consolidated for GAAP financial reporting purposes, Fortegra will no longer be included in the consolidated tax return group with Tiptree. Tiptree has recorded deferred tax liabilities related to the basis difference in Tiptree’s investment in Fortegra as of September 30, 2022. This deferred tax liability represents the tax that would be due, before consideration of loss carryforwards, if Tiptree were to sell any of its Fortegra stock at its carrying value on Tiptree’s balance sheet. The deferred tax liability as of September 30, 2022 relating to the WP Transaction was $38.2 million, of which $14.1 million was recorded directly in Tiptree Inc. stockholders’ equity with respect to the gain component and $24.1 million was recorded as a provision for income taxes in the condensed consolidated statements of operations for the nine months ended September 30, 2022.

The total income tax expense of $5.1 million for the three months ended September 30, 2022 and $0.2 million for the three months ended September 30, 2021 are reflected as components of net income (loss). For the three months ended September 30, 2022, the Company’s effective tax rate was equal to 20.2%. The effective rate for the three months ended September 30, 2022 was slightly lower than the U.S. statutory income tax rate of 21.0%, primarily from the impact of discrete items, partially offset by state taxes. For the three months ended September 30, 2021, the Company’s effective tax rate was equal to 6.6%. The effective rate for the three months ended September 30, 2021 was lower than the U.S. federal statutory income tax rate of 21.0%, primarily from the impact of foreign operations and discrete items, partially offset by state taxes.

The total income tax expense of $31.5 million for the nine months ended September 30, 2022 and $11.4 million for the nine months ended September 30, 2021 are reflected as components of net income (loss). For the nine months ended September 30, 2022, the Company’s effective tax rate was equal to 108.9%. The effective rate for the nine months ended September 30, 2022 was significantly higher than the U.S. statutory income tax rate of 21.0%, primarily from the impact of recording deferred taxes relating to the tax deconsolidation of Fortegra. For the nine months ended September 30, 2021, the Company’s effective tax rate was equal to 21.0%. The effective rate for the nine months ended September 30, 2021 was equal to the U.S. federal statutory income tax rate of 21.0%, due to the impact of state taxes offset by other discrete items.

On August 16, 2022, the U.S. government enacted Public Law no. 117-169, commonly referred to as the Inflation Reduction Act, which, among other things, establishes a corporate minimum tax on book earnings and an excise tax on stock buybacks. It is not expected that this legislation will have a material financial impact on the Company or its operations.

Balance Sheet Information

Tiptree’s total assets were $3,994.1 million as of September 30, 2022, compared to $3,599.1 million as of December 31, 2021. The $394.9 million increase in assets is primarily attributable to the growth in the Insurance segment, proceeds from the WP Transaction and the increase in cash and equivalents from the sale of our dry bulk vessels.

Total stockholders’ equity was $519.6 million as of September 30, 2022, compared to $400.2 million as of December 31, 2021, with the increase primarily driven by the WP Transaction, partially offset by other comprehensive losses on available for sale securities for nine months ended September 30, 2022. As of September 30, 2022, there were 36,247,257 shares of common stock outstanding as compared to 34,124,153 as of December 31, 2021, with the increase driven by the exercise of warrants and the vesting of share-based incentive compensation, partially offset by stock repurchases.

The following table is a summary of certain balance sheet information:

	As of September 30, 2022
		Tiptree Capital
($ in thousands)	Insurance	Mortgage	Other	Corporate	Total
Total assets	$3,648,191	$167,015	$73,311	$105,567	$3,994,084

Corporate debt	$160,000	$—	$—	$—	$160,000
Asset based debt	58,568	55,288	—	—	113,856

Tiptree Inc. stockholders’ equity	$185,679	$55,644	$63,668	$82,288	$387,279
Non-controlling interests:
Fortegra preferred interests	77,679	—	—	—	$77,679
Common interests	50,795	1,065	2,756	—	54,616
Total stockholders’ equity	$314,153	$56,709	$66,424	$82,288	$519,574

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

Underwriting and Fee Revenues — Non-GAAP — We define underwriting and fee revenues as total revenues from the Insurance segment excluding net investment income and net realized and unrealized gains (losses). Underwriting and fee revenues represents revenues generated by underwriting and fee-based operations and allows us to evaluate the Company’s underwriting performance without regard to investment income. We use this metric as we believe it gives our management and other users of our financial information useful insight into our underlying business performance. Underwriting and fee revenues should not be viewed as a substitute for total revenues calculated in accordance with GAAP, and other companies may define underwriting and fee revenues differently.

($ in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Total revenues	$327,028	$246,706	$903,388	$721,524
Less: Net investment income	(3,632)	(3,330)	(10,164)	(9,331)
Less: Net realized and unrealized gains (losses)	6,382	7,492	23,151	(5,004)
Underwriting and fee revenues	$329,778	$250,868	$916,375	$707,189

Underwriting and Fee Margin — Non-GAAP — We define underwriting and fee margin as income before taxes from the Insurance segment, excluding net investment income, net realized and unrealized gains (losses), employee compensation and benefits, other expenses, interest expense and depreciation and amortization. Underwriting and fee margin represents the underwriting performance of our underwriting and fee-based lines. As such, underwriting and fee margin excludes general administrative expenses, interest expense, depreciation and amortization and other corporate expenses as those expenses support the vertically integrated business model and not any individual component of the Company’s business mix. We use this metric as we believe it gives our management and other users of our financial information useful insight into the specific performance of our underlying business mix. Underwriting and fee margin should not be viewed as a substitute for income before taxes calculated in accordance with GAAP, and other companies may define underwriting and fee margin differently.

($ in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Income (loss) before income taxes	$15,304	$13,337	$39,057	$49,569
Less: Net investment income	(3,632)	(3,330)	(10,164)	(9,331)
Less: Net realized and unrealized gains (losses)	6,382	7,492	23,151	(5,004)
Plus: Depreciation and amortization	4,742	4,307	13,697	12,905
Plus: Interest expense	5,027	4,268	15,166	13,097
Plus: Employee compensation and benefits	22,071	19,526	64,159	57,007
Plus: Other expenses	21,083	20,045	58,521	59,168
Underwriting and fee margin	$70,977	$65,645	$203,587	$177,411

Adjusted Net Income — Non-GAAP

We define adjusted net income as income before taxes, less provision (benefit) for income taxes, and excluding the after-tax impact of various expenses that we consider to be unique and non-recurring in nature, including merger and acquisition related expenses, stock-based compensation, net realized and unrealized gains (losses) and intangibles amortization associated with purchase accounting. We use adjusted net income as an internal operating performance measure in the management of business as part of our capital allocation process. We believe adjusted net income provides useful supplemental information to investors as it is frequently used by the financial community to analyze financial performance between periods and for comparison among companies. Adjusted net income should not be viewed as a substitute for income before taxes calculated in accordance with GAAP, and other companies may define adjusted net income differently. Adjusted net income is presented before the impacts of non-controlling interests.

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

	Three Months Ended September 30, 2022
		Tiptree Capital
($ in thousands)	Insurance	Mortgage	Other	Corporate	Total
Income (loss) before taxes	$15,304	$(940)	$19,077	$(8,316)	$25,125
Less: Income tax (benefit) expense	(3,765)	92	(3,963)	2,568	(5,068)
Less: Net realized and unrealized gains (losses)	6,382	(82)	(12,694)	—	(6,394)
Plus: Intangibles amortization (1)	4,115	—	—	—	4,115
Plus: Stock-based compensation expense	33	—	75	1,588	1,696
Plus: Non-recurring expenses	89	—	53	—	142
Plus: Non-cash fair value adjustments	—	—	(130)	—	(130)
Less: Tax on adjustments (2)	(2,327)	153	3,238	(1,155)	(91)
Adjusted net income	$19,831	$(777)	$5,656	$(5,315)	$19,395

Adjusted net income	$19,831	$(777)	$5,656	$(5,315)	$19,395
Average stockholders’ equity	$319,703	$57,133	$84,445	$61,178	$522,459
Adjusted return on average equity	24.8%	(5.4)%	26.8%	NM%	14.8%

	Three Months Ended September 30, 2021
		Tiptree Capital
($ in thousands)	Insurance	Mortgage	Other	Corporate	Total
Income (loss) before taxes	$13,337	$6,267	$(4,700)	$(11,320)	$3,584
Less: Income tax (benefit) expense	(3,394)	14	1,591	1,552	(237)
Less: Net realized and unrealized gains (losses)	7,428	(1,055)	10,396	—	16,769
Plus: Intangibles amortization (1)	3,830	—	—	—	3,830
Plus: Stock-based compensation expense	475	—	197	832	1,504
Plus: Non-recurring expenses	(28)	—	448	—	420
Plus: Non-cash fair value adjustments	—	—	(815)	—	(815)
Less: Tax on adjustments (2)	(2,115)	(1,265)	(1,595)	650	(4,325)
Adjusted net income	$19,533	$3,961	$5,522	$(8,286)	$20,730

Adjusted net income	$19,533	$3,961	$5,522	$(8,286)	$20,730
Average stockholders’ equity	$291,281	$68,925	$118,729	$(75,340)	$403,595
Adjusted return on average equity	26.8%	23.0%	18.6%	NM%	20.5%

	Nine Months Ended September 30, 2022
		Tiptree Capital
($ in thousands)	Insurance	Mortgage	Other	Corporate	Total
Income (loss) before taxes	$39,057	$3,350	$20,468	$(33,895)	$28,980
Less: Income tax (benefit) expense	(11,099)	(874)	(3,469)	(16,095)	(31,537)
Less: Net realized and unrealized gains (losses)	23,151	(7,976)	(8,293)	—	6,882
Plus: Intangibles amortization (1)	12,146	—	—	—	12,146
Plus: Stock-based compensation expense	2,376	—	98	5,437	7,911
Plus: Non-recurring expenses	1,561	—	(869)	2,108	2,800
Plus: Non-cash fair value adjustments	—	—	3,554	—	3,554
Less: Tax on adjustments (2)	(7,299)	1,984	1,783	21,629	18,097
Adjusted net income	$59,893	$(3,516)	$13,272	$(20,816)	$48,833

Adjusted net income	$59,893	$(3,516)	$13,272	$(20,816)	$48,833
Average stockholders’ equity	$309,042	$58,558	$94,169	$(1,891)	$459,878
Adjusted return on average equity	25.8%	(8.0)%	18.8%	NM%	14.2%

	Nine Months Ended September 30, 2021
		Tiptree Capital
($ in thousands)	Insurance	Mortgage	Other	Corporate	Total
Income (loss) before taxes	$49,569	$25,119	$12,914	$(33,151)	$54,451
Less: Income tax (benefit) expense	(11,157)	(4,448)	(1,350)	5,539	(11,416)
Less: Net realized and unrealized gains (losses)	(5,004)	(5,075)	(3,512)	—	(13,591)
Plus: Intangibles amortization (1)	11,499	—	—	—	11,499
Plus: Stock-based compensation expense	1,347	331	209	1,831	3,718
Plus: Non-recurring expenses	2,076	—	729	2,171	4,976
Plus: Non-cash fair value adjustments	—	—	(2,167)	—	(2,167)
Less: Tax on adjustments (2)	(1,930)	(442)	1,330	582	(460)
Adjusted net income	$46,400	$15,485	$8,153	$(23,028)	$47,010

Adjusted net income	$46,400	$15,485	$8,153	$(23,028)	$47,010
Average stockholders’ equity	$296,125	$62,093	$110,818	$(81,196)	$387,840
Adjusted return on average equity	20.9%	33.3%	9.8%	NM%	16.2%

The footnotes below correspond to the tables above, under “—Adjusted Net Income - Non-GAAP and “—Adjusted Return on Average Equity - Non-GAAP”.
(1) Specifically associated with acquisition purchase accounting. See Note (9) Goodwill and Intangible Assets, net.
(2) Tax on adjustments represents the tax applied to the total non-GAAP adjustments and includes adjustments for non-recurring or discrete tax impacts. For the three and nine months ended September 30, 2022, included in the adjustment is an add-back of $(1.4) million and $24.1 million, respectively, related to deferred tax expense from the WP Transaction.

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

($ in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net income (loss) attributable to common stockholders	$14,223	$2,008	$(9,145)	$38,558
Add: net (loss) income attributable to non-controlling interests	5,834	1,339	6,588	4,477
Corporate debt related interest expense(1)	3,592	6,038	15,559	18,402
Consolidated provision (benefit) for income taxes	5,068	237	31,537	11,416
Depreciation and amortization	5,549	6,119	17,714	18,261
Non-cash fair value adjustments(2)	(542)	(1,835)	759	(5,651)
Non-recurring expenses(3)	142	420	2,800	4,976
Other comprehensive income (loss), pre-tax	(25,279)	(1,970)	(70,727)	(5,845)
Warburg gain to book value(4)	—	—	54,013	—
Third party non-controlling interests(5)	317		317
Adjusted EBITDA	$8,904	$12,356	$49,415	$84,594

(1)
Corporate debt interest expense includes interest expense from secured corporate credit agreements, junior subordinated notes and preferred trust securities. Interest expense associated with asset-specific debt is not added-back for Adjusted EBITDA.

(2)	For maritime transportation operations, depreciation and amortization is deducted as a reduction in the value of the vessel.
(3)	Acquisition, start-up and disposition costs, including debt extinguishment, legal, taxes, banker fees and other costs.
(4)	The pre-tax gain recorded directly to Tiptree Inc. stockholders’ equity was included in Adjusted EBITDA, net of add-backs included in prior period Adjusted EBITDA.
(5)	Adjusts for the comprehensive income (loss) (including EBITDA and AOCI impacts) for the non-controlling interests of The Fortegra Group.

Book Value per share - Non-GAAP

Management believes the use of this financial measure provides supplemental information useful to investors as book value is frequently used by the financial community to analyze company growth on a relative per share basis. The following table provides a reconciliation between total stockholders’ equity and total shares outstanding, net of treasury shares.

($ in thousands, except per share information)	As of September 30,
	2022	2021
Total stockholders’ equity	$519,574	$402,142
Less: Non-controlling interests	132,295	16,930
Total stockholders’ equity, net of non-controlling interests	$387,279	$385,212

Total common shares outstanding	36,247	33,889

Book value per share	$10.68	$11.37

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

As of September 30, 2022, cash and cash equivalents, excluding restricted cash, were $503.5 million, compared to $175.7 million at December 31, 2021, an increase of $327.8 million primarily as a result of the WP Transaction, growth in gross written premium and premium equivalents at Fortegra, sales and maturities of investments within Fortegra and the sale of three dry bulk vessels in our maritime transportation business.

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

Corporate Debt

($ in thousands)	Corporate Debt Outstanding as of September 30,		Interest Expense for the three months ended September 30,		Interest Expense for the nine months ended September 30,
	2022	2021	2022	2021	2022	2021
Insurance	$160,000	$161,740	$3,592	$3,485	$10,944	$10,727
Corporate	—	115,625	—	2,553	4,615	7,675
Total	$160,000	$277,365	$3,592	$6,038	$15,559	$18,402

The balance of the corporate credit facility was repaid during June 2022 as part of the WP Transaction. See Note (11) Debt, net in the notes to condensed consolidated financial statements for details for prior periods.

On October 21, 2022, Fortegra Financial Corporation (“FFC”) entered into a Second Amended and Restated Credit Agreement by and among FFC, its parent, Fortegra, and its subsidiary, LOTS Intermediate Co., as borrowers, the lenders from time to time party thereto, certain of Fortegra’s affiliates as guarantors, and Fifth Third Bank, National Association, as the administrative agent and issuing lender (the “Fortegra Credit Agreement”). The Fortegra Credit Agreement provides for a $200 million revolving credit facility, all of which is available for the issuance of letters of credit, with a sub-limit of $25 million for swing loans and matures on October 21, 2027.

Consolidated Comparison of Cash Flows

($ in thousands)	Nine Months Ended September 30,
Total cash provided by (used in):	2022	2021
Net cash (used in) provided by:
Operating activities	$400,857	$186,039
Investing activities	28,858	(201,291)
Financing activities	(104,324)	(499)
Net increase (decrease) in cash, cash equivalents and restricted cash	$325,391	$(15,751)
Operating Activities

Cash provided by operating activities was $400.9 million for the nine months ended September 30, 2022. In 2022, the primary sources of cash from operating activities included proceeds from mortgage loans outpacing originations and growth in insurance premiums written resulting in increases in unearned premiums, policy liabilities and unpaid claims and deferred revenues, which were partially offset by increases in deferred acquisition costs and reinsurance receivables.

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

Investing Activities

Cash provided by investing activities was $28.9 million for the nine months ended September 30, 2022. In 2022, the primary sources of cash were proceeds from the sale of investments outpacing the purchases of investments. The primary uses of cash from investing activities were the issuance of notes receivable outpacing proceeds and the acquisition of ITC.

Cash used in investing activities was $201.3 million for the nine months ended September 30, 2021. In 2021, the primary uses of cash from investing activities were the purchase of investments outpacing proceeds from the sales of investments in our insurance investment portfolio, and the issuance of notes receivable outpacing proceeds.

Financing Activities

Cash used in financing activities was $104.3 million for the nine months ended September 30, 2022. In 2022, principal repayments on corporate borrowings and mortgage warehouse facilities exceeded proceeds from borrowings, which was partially offset by cash received from the WP Transaction and the exercise of warrants.

Cash used in financing activities was $0.5 million for the nine months ended September 30, 2021. In 2021, the primary uses of cash from financing activities was the repurchase of $2.9 million of the Company’s common stock, repurchase of $1.1 million of vested subsidiary awards, the payment of dividends, and principal repayments in excess of proceeds from borrowings in our mortgage operations.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 described our Quantitative and Qualitative Disclosures About Market Risk. There were no material changes to the assumptions or risks during the nine months ended September 30, 2022.

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

Share repurchase activity for the three months ended September 30, 2022 was as follows:

Period	Purchaser	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs(1)
July 1, 2022 to July 31, 2022	Tiptree Inc.	7,946	$10.48	7,946
August 1, 2022 to August 31, 2022	Tiptree Inc.	—	$—	—
September 1, 2022 to September 30, 2022	Tiptree Inc.	60,673	$10.41	60,673
	Total	68,619	$10.41	68,619	$12,018

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

Tiptree Inc.

Date:	November 2, 2022	By:/s/ Michael Barnes
Michael Barnes
Executive Chairman

Date:	November 2, 2022	By:/s/ Jonathan Ilany
Jonathan Ilany
Chief Executive Officer

Date:	November 2, 2022	By:/s/ Sandra Bell
Sandra Bell
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
10.1	Amendment No. 4 to Partner Emeritus Agreement, by and between Tiptree Inc. and Arif Inayatullah effective November 1, 2022 (filed herewith).
10.2
Separation and Transition Agreement between Tiptree Inc. and Sandra Bell, dated as of October 14, 2022 (previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-33549) filed on October 17, 2022 and herein incorporated by reference).**

10.3
Executive Employment Agreement between Tiptree Inc. and Scott McKinney, dated as of October 14, 2022 (previously filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 001-33549) filed on October 17, 2022 and herein incorporated by reference).**

10.4
Second Amended and Restated Credit Agreement dated as of October 21, 2022 by and among Fortegra Financial Corporation, LOTS Intermediate Co. and The Fortegra Group, Inc., as borrowers, the lenders from time to time party thereto, certain of Fortegra’s subsidiaries as guarantors and Fifth Third Bank, N.A. as administrative agent and issuing lender (previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-33549) filed on October 25, 2022 and herein incorporated by reference).

31.1	Certification of Executive Chairman pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.3	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification of Executive Chairman pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
32.2	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
32.3	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
104	Cover page from Tiptree’s Form 10-Q for the quarter ended September 30, 2022 formatted in iXBRL (included in Exhibit 101).

*     Attached as Exhibit 101 to this Quarterly Report on Form 10-Q are the following materials, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets as of September 30, 2022 and December 31, 2021, (ii) the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2022 and 2021, (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2022 and 2021, (iv) the Condensed Consolidated Statements of Changes in Stockholders’ Equity for the three and nine months ended September 30, 2022 and 2021, (v) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2022 and 2021 and (vi) the Notes to the Condensed Consolidated Financial Statements.

**    Denotes a management contract or compensatory plan, contract or arrangement.