Form 10-K
period 2022-12-31
TIPTREE INC.
filed 2023-03-08
CIK 1393726

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 762(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)   Yes ☐     No ☒
As of June 30, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates of the registrant was approximately $218,657,304, based upon the closing sales price of $10.62 per share as reported on the Nasdaq Capital Market. For purposes of this calculation, all of the registrant’s directors and executive officers were deemed to be affiliates of the registrant.
As of March 1, 2023, there were 36,734,948 shares, par value $0.001, of the registrant’s common stock outstanding.
Documents Incorporated by Reference
Certain information in the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission relating to the registrant’s 2023 Annual Meeting of Stockholders is incorporated by reference into Part III.

TIPTREE INC.
Annual Report on Form 10-K
December 31, 2022
Table of Contents

TIPTREE INC.
Annual Report on Form 10-K
December 31, 2022
Table of Contents

PART I

Forward-Looking Statements

Except for the historical information included and incorporated by reference in this Annual Report on Form 10-K, the information included and incorporated by reference herein are “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Forward-looking statements provide our current expectations or forecasts of future events and are not statements of historical fact. These forward-looking statements include information about possible or assumed future events, including, among other things,discussion and analysis of our future financial condition, results of operations and our strategic plans and objectives. When we use words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “seek,” “may,” “might,” “plan,” “project,” “should,” “target,” “will,” or similar expressions, we intend to identify forward-looking statements.

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
•New lines of business, new products and services or new geographic markets may subject our insurance subsidiaries to additional risks.
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
•Our businesses employ third-party licensed software, and the inability to maintain these licenses, errors in the software they license or the terms of open source licenses could result in increased costs or reduced service levels, which would adversely affect their business.
•Some of our investments are made jointly with other persons or entities, which may limit our flexibility with respect to such jointly owned investments.
•Our mortgage business is significantly impacted by interest rates. Changes in prevailing interest rates or U.S. monetary policies that affect interest rates may have a detrimental effect on our mortgage business.
•Our mortgage business is highly dependent upon programs administered by GSEs to generate revenues through mortgage loan sales to institutional investors. Any changes in existing U.S. government-sponsored mortgage programs could materially and adversely affect our mortgage business, financial condition and results of operations.
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
•Operation of dry bulk vessels and product tankers is subject to complex laws and regulations, including environmental laws and regulations that, if any of our vessel owner subsidiaries are found guilty of violation, can result in substantial fines and costs to the Company.

Note to Reader

In reading this Annual Report on Form 10-K, references to:

“1940 Act” means the Investment Company Act of 1940, as amended.
“A.M. Best” means A.M. Best Company, Inc.
“BSBY” means the Bloomberg Short-Term Bank Yield Index.
“CFPB” means the Consumer Financial Protection Bureau.
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
“E&S” means excess and surplus.
“EBITDA” means earnings before interest, taxes, depreciation and amortization.
“EBITDAR” means earnings before interest, taxes, depreciation and amortization, and restructuring or rent costs.
“EU” means European Union.
“Exchange Act” means the Securities Exchange Act of 1934, as amended.
“Fannie Mae” means Federal National Mortgage Association.
“Fortegra” or “The Fortegra Group” means The Fortegra Group, LLC and its subsidiaries prior to June 21, 2022 and The Fortegra Group, Inc. on or after June 21, 2022.
“Fortegra Additional Warrants” means the additional warrants issued to Warburg and Tiptree Holdings to acquire Fortegra Common Stock.
“Fortegra Additional Warrants (Warburg)” means the Fortegra Additional Warrants issued to Warburg.
“Fortegra Common Stock” means the common stock of Fortegra.
“Fortegra Financial” means Fortegra Financial Corporation.
“Fortegra Plan” means the 2022 Equity Incentive Plan of Fortegra.
“Fortegra Preferred Stock” means the 5,333,333 shares of Series A Preferred Stock of Fortegra issued to Warburg.
“Fortegra Warrants” means the warrants to purchase shares of Fortegra Common Stock.
“Fortegra Warranty” mean Fortegra Warranty Holdings, LLC.
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
“ITC” means ITC Compliance GRP Limited.
“Luxury” means Luxury Mortgage Corp.
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

Item 1. Business

OVERVIEW

Our Business

At Tiptree, our mission is to build long-term value by allocating capital to select small and middle market companies across industries. We have a significant track record investing in the insurance and credit-related financial sectors. With proprietary access and a flexible capital base, we seek to uncover compelling investment opportunities and support management teams in unlocking the full value potential of their businesses. This investment philosophy, executed by our experienced leadership, is our hallmark and has delivered consistent risk-adjusted returns to our stockholders since 2007.

We categorize our businesses into: Insurance and Tiptree Capital.

Insurance: Our Insurance segment is a group of companies operating as part of Fortegra, which is a leading provider of specialty insurance products and related services. Fortegra designs, markets and underwrites specialty commercial and personal property and casualty insurance products incorporating value-added coverages and services for select target markets or niches. We target markets with specialized areas of demand, including niche business lines, and by offering innovative policy features. We believe this approach allows us to compete by offering customized coverage and solutions, rather than competing solely on price. Our products are distributed through a diverse multi-channel delivery system centered around our production underwriting organization and large independent agent network. We use proprietary technology to efficiently and effectively administer business to specialty markets that we believe are underserved by larger, less agile insurers. Our underwriting expertise, strong agent relationships and proprietary technology empower us to remain agile and take advantage of attractive opportunities.

Tiptree Capital: We own a diversified group of businesses and investments that are owned and managed separately as Tiptree Capital, and include our Mortgage segment operations. We manage Tiptree Capital with a long-term focus, balancing current cash flow and long-term value appreciation. Today, Tiptree Capital consists primarily of our mortgage operations, maritime shipping operations and investments in shares of Invesque.
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

Invest for Long-term Returns. Our financial goals are to generate consistent and growing earnings and cash flow, and to enhance stockholder value as measured by growth in stock price plus dividends paid. We manage Tiptree with a long-term perspective, balancing cash-flowing investments with opportunities for capital appreciation. We focus on targeting investment returns that have a combination of current earnings and long-term capital appreciation, understanding that temporary accounting gains and losses may vary significantly from one period to the next.

Think Like Owners. Efficient deployment of capital is our top priority. We aim to find the best use of capital to create long-term value for our stockholders. We hope to achieve this through a combination of investments in our existing businesses, select acquisitions and monetization opportunities, opportunistic share repurchases and paying a consistent dividend. As of March 7, 2023, directors, officers, employees and related trusts owned 33% of the Company.
As of December 31, 2022, Tiptree and its consolidated subsidiaries had 1,304 employees, 27 of whom were at our corporate headquarters. Corporate employees are responsible for overall strategy, capital allocation and investment decisions, as well as public company reporting and compliance.

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

Products and Services

U.S. Insurance: Provides niche, specialty insurance products distributed through MGAs, wholesale agents, retail agents and brokers. We offer an array of commercial programs with a particular focus on casualty lines. These lines include professional liability, contractual liability, energy, allied health, general liability, directors and officers liability, life sciences, inland marine, contractors equipment, contractors liability, student legal liability, hospitality and business owner policy. We also offer a range of personal lines programs including storage unit contents, manufactured housing, GAP, auto, credit life and disability and collateral insurance products. Additionally, we offer related fee-earning, unregulated products and services, such as captive administration services, program administration and premium financing, to our U.S. Insurance customers. We are active in 50 states in the United States.

•Commercial Lines: Our business is focused on underwriting specialty commercial insurance coverages for agents, retail agents, MGAs, brokers and other program managers that require broad licensure, an “A-” or better A.M. Best rating, and specialized knowledge and expertise to deliver our products. Our commercial lines include a wide array of niche products, including admitted and E&S lines. With each program, we grant agents and program managers the authority to produce, underwrite and administer policies subject to our pricing and underwriting guidelines. We typically transfer a substantial portion of the underwriting risk to third-party reinsurers for which we are paid a ceding fee. We generally retain between 30-60% of the premium on a net basis.

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

Europe: Provides consumers with protection from certain covered losses on automobiles, mobile devices, consumer electronics, appliances and furniture in the European region. We offer a variety of programs, including GAP, VSCs, automobile dent and ding repair, tire and wheel protection, cellular handset protection, consumer products accidental damage and others. We distribute our programs through MGAs, retail agents and auto dealerships.

Our Competitive Strengths

Focus on Niche, Underserved Specialty Lines with Significant Fee-Based Income

We focus on specialty insurance business and have continued to diversify our revenues. We use three distinct approaches to grow our business: (i) we pursue and acquire agents with select books of business that we believe will maintain risk-appropriate rates; (ii) we seek agents with what we believe is distinct underwriting expertise in select specific niches; and (iii) we target the lines of business we believe are overlooked by the standard markets. For example, we often target lines that we believe are highly profitable, have the potential to grow and are underserved by our competitors. We believe we have a unique ability to source niche programs that meet our rate, form and risk threshold through our extensive distribution network and A.I. technology.

We believe our underwriting expertise, proprietary technology and deep distribution relationships allow us to serve our specialty markets and capture share. We cross-sell multiple products to our customers through the breadth of our products and solutions, including fee-based services. We believe the combination of a low limits profile, low severity products and attractive fee income provides higher underwriting margin and earnings stability for our business. While low limits and low severity constitute most of our underwritten business, we believe we are agile enough to take advantage of attractive opportunities in challenging market conditions. For the year ended December 31, 2022, Fortegra produced gross written premium and premium equivalents of $2.68 billion, an increase from $0.96 billion in 2017, representing a 23% compounded annual growth rate.

Track Record of Growth, Profitable Underwriting and Strong Economic Alignment with Our Distribution Network

Consistent underwriting is a function of rate adequacy and risk selection by our specialized agents. While we regularly establish sound actuarial rates similar to our insurance peers, we believe our stringent risk selection requires unique underwriting expertise by our agents and a high degree of specialty underwriting skillsets. After we establish relationships with our targeted agents, we further solidify our alliance by creating additional value for our distribution partners through our technology platform. We believe our A.I. algorithm and machine learning assisted underwriting drives a distinct lead generation advantage for our agents. Using A.I. technology and machine learning, we identify risks that fit into an acceptable profile, enhancing the agent’s efficiency and revenue base while allowing us to experience what we believe is a superior spread of risk and exceptional underwriting results. For the year ended December 31, 2022, our combined ratio was 90.7% and has averaged 91.2% over the past five years.

Scalable, Proprietary Technology, Which Drives Efficiency and Delivers Premium Customer Service

We provide many aspects of insurance, including admitted specialty property-casualty products, E&S line offerings, administration, premium finance and other value-added services. We have a scalable and flexible technology infrastructure, together with highly trained and knowledgeable information technology (“IT”) personnel and consultants. These resources allow us to launch new insurance and fee for service programs and expand gross written premiums and premium equivalents volume quickly and seamlessly without significant incremental expenses. Our technology also delivers low-cost, highly automated underwriting and administration services to our partners without substantial up-front investments. This technology-enhanced platform enables us to automate core business processes, reduce our operating costs, increase our operating efficiency and secure high agent retention. We have maintained a greater than 95% persistency rate with our insurance producing agents over the past five years. Our underwriting expertise, strong distribution relationships and proprietary technology empower us to remain agile and take advantage of attractive opportunities in challenging market conditions. Our systems also enable us to provide a high level of service to our distribution partners and customers through technology.

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

Underwriting

Our underwriting team consists of 90 underwriting professionals as of December 31, 2022. Our underwriters are industry veterans with deep knowledge of the specialty products that they underwrite, and they have longstanding relationships with our agents and distribution partners.

We give limited underwriting authority to our MGAs. This means that we give our MGAs quote, bind and policy issuance authority within specifically agreed underwriting guidelines. Our underwriters work with our MGA partners to develop the underwriting guidelines for each program. Exceptions to the underwriting guidelines require approval from a senior underwriter. Our portfolio of risk predominantly consists of business that is low severity and high frequency. Our underwriting team prices the business to a target margin, taking into account anticipated claims and administrative services. We believe our pricing encompasses prudent risk evaluation based on historical data, while remaining commercially competitive and sustainable. We believe our approach to risk selection, pricing and underwriting has contributed to our superior combined ratio, which has averaged 91.2% over the past five years.

Technology

Fortegra is a data driven, technology enabled insurance platform that uses technology to support the business strategy through: (i) the ability to effectively serve a high volume of policies in a cost efficient manner; (ii) the ability to generate business leads that fit our risk profile using A.I.; (iii) enhancing underwriting results, improving the experience of our distribution partners; and (iv) the ability to grow our business and add new product lines with minimal incremental expense.

Our integrated, proprietary technology efficiently manages the high volume of policies and claims that result from servicing large numbers of small policyholders and contract holders. Our technology is highly automated, scalable and allows us to operate at a low cost. We believe this is a significant barrier to entry as many of our competitors have IT systems that do not have the ability to service a high volume of policies in a cost efficient manner.

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

Investments

We invest in asset classes that we believe will maintain liquidity and support capital preservation while producing attractive risk-adjusted returns. Most of these securities are invested in short-duration fixed income securities that are both highly liquid and highly rated. Our fixed maturity securities totaled $1,057 million and include cash and cash equivalents, available for sale securities, at fair value, exchange traded funds and investment grade securities classified in other investments, had a weighted-average effective duration of 2.3 years, an average S&P rating of AA+, and a book yield of 2.7% as of December 31, 2022. These securities, representing 92% of our total investments, are primarily managed by BlackRock with direction from internal asset management professionals. We internally manage credit risk assets, equities and alternative assets, which represented 8% of total investments as of December 31, 2022. We conduct monthly stress tests and use predictive analytics to manage our investments, which we believe reduces risk to our investment performance. We also maintain an investment committee that meets monthly to ensure our investment objectives remain aligned with our broader strategic and financial objectives.

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

Market Opportunity

Commercial Lines

We underwrite and administer both admitted and E&S business. We believe underwriting business across multiple industries and geographies creates a conducive environment for targeting profitable programs, supporting agents with highly specialized skill sets and focusing on overlooked business lines. Our approach facilitates participation in niche markets when the rate environment presents actionable opportunities. We believe the breadth of our underwriting capacity, services and expertise afford our agents with a platform that meets the entirety of their needs. Our risk-sharing model aligns agents’ economics to their underwriting performance, incentivizing agents to grow while maintaining strict profit margin discipline. Through long-term relationships with our agents and substantial experience in the markets we serve, we believe we operate in an advantageous position against new market entrants, who we believe would find it time-consuming and expensive to compete against or replicate our success. Our commercial lines gross written premiums (including E&S lines) grew to $1,035 million in the year ended December 31, 2022, compared to $656.6 million in the year ended December 31, 2021, an increase of 57.7%.

Personal Lines

We are a leading provider of credit insurance and collateral protection products in the United States and believe we are well positioned to increase our market share both organically and potentially through acquisition. We believe our capabilities and reputation have allowed us to better position ourselves competitively for new business and renewals in the marketplace. We also believe our market position, capabilities and reputation will make us a preferred acquisition partner for smaller competitors that may choose to exit the market or desire a partner with more resources. Our personal lines gross written premiums declined to $654.7 million in the year ended December 31, 2022, compared to $781.8 million in the year ended December 31, 2021, a decrease of 16.3%.

U.S. Warranty Solutions

We believe we can significantly increase our market presence in the service contract sector. We entered the service contract market as a natural extension of our insurance products given that it possesses similar attributes and distribution channels. Our service contract gross written premium equivalents grew to $852.8 million in the year ended December 31, 2022, compared to $652.1 million in the year ended December 31, 2021, an increase of 30.8%. We believe the demand from consumers for extended service contracts on products such as automobiles, furniture, mobile phones and electronics will continue to drive long-term growth opportunities.

Europe

In 2018, we expanded into Europe where we believe our existing protection solutions and service contract offerings can be successfully distributed while maintaining similar levels of historical underwriting performance. Our European gross written premiums and equivalents grew to $137.9 million in the year ended December 31, 2022, compared to $103.6 million in the year ended December 31, 2021, an increase of 33.1%.

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

Regulation

We are subject to federal, state, local and foreign regulation and supervision. The type and degree of regulation and supervision varies depending on which type of license may be involved, such as: insurance company, administrator and agency licenses; or service contract administration and obligor licenses; or premium finance and consumer finance licenses. We are also subject to the related federal, state and foreign data privacy and data protection laws.

Our U.S. insurance company subsidiaries are domiciled in several states, including Arizona, California, Delaware, Georgia, Kentucky and Louisiana. The regulation, supervision and administration by state departments of insurance relate, among other things, to: standards of solvency that must be met and maintained, restrictions on the payment of dividends, changes in control of insurance companies, the licensing of insurers and their agents and other producers, the types of insurance that may be written, privacy practices, the ability to enter and exit certain insurance markets, the nature of and limitations on investments and premium rates, or restrictions on the size of risks that may be insured under a single policy, reserves and provisions for unearned premiums, losses and other obligations, deposits of securities for the benefit of policyholders, payment of sales compensation to third parties, approval of policy forms and the regulation of market conduct, including underwriting and claims practices. As part of their routine regulatory oversight process, state insurance departments conduct periodic detailed financial examinations of the books, records, accounts and operations of insurance companies that are domiciled in their states. In addition, our insurance subsidiaries are generally restricted by the insurance laws of their respective domiciles as to the amount of dividends they may pay without the prior approval of the respective regulatory authorities. Generally, the maximum dividend that may be paid by an insurance subsidiary during any year without prior regulatory approval is limited to a stated percentage of that subsidiary’s statutory surplus as of a certain date, or net income of the subsidiary for the preceding year.

Our insurance company subsidiaries are also subject to certain state regulations that define eligible investments and establish diversification requirements and concentration limits among asset classes. Failure to comply with these regulations would cause non-conforming investments to be treated as non-admitted assets in the states in which we are licensed to sell insurance policies for purposes of measuring statutory surplus and, in some instances, would require us to sell those investments. Such investment laws are generally permissive with respect to federal, state and municipal obligations, and more restrictive with respect to corporate obligations, particularly non-investment grade obligations, foreign investment, equity securities and real estate investments. Each insurance company is therefore limited by the investment laws of its state of domicile from making excessive investments in any given security (such as single issuer limitations) or in certain classes or riskier investments (such as aggregate limitation in non-investment grade bonds) or in its affiliates.

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

Our insurance holding company is subject to the respective state insurance holding company statutes which may require prior regulatory approval or non-disapproval of material transactions between an insurance company and an affiliate or of a change in control of a domestic insurer or of payments of extraordinary dividends or distributions.

Our insurance, service contract, and premium finance businesses are subject to U.S. federal and state regulations governing the protection of personal confidential information and data security, including the Gramm-Leach-Bliley Act, New York Department of Financial Services Cybersecurity Regulation and California Consumer Privacy Act. Our subsidiaries operating in the EU are subject to the General Data Protection Regulation, or the “GDPR,” which regulates data protection for all individuals within the EU.

A portion of our foreign business is conducted via our insurance company in Malta. Malta is a member country of the EU, and as of December 31, 2022, we were active in eighteen countries in the EU, plus the United Kingdom. The EU’s executive body, the European Commission, implemented insurance directives and capital adequacy and risk management regulations. EU member countries follow the insurance directives approved by the European Commission. The insurance directives set forth a regulatory regime for the authorization and supervision of insurers, with a broad set of principles and standards for protecting policyholders across the EU.

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

In addition to the regulation of authorization and distribution, the European Commission established capital adequacy and risk management regulations, called Solvency II, that apply to insurers within the EU. Solvency II includes capital requirements, risk management and corporate governance frameworks, and financial reporting requirements, which are subject to MFSA regulatory oversight.

Even though the United Kingdom exited the EU as of December 31, 2020, United Kingdom insurance regulation generally follows substantially similar Solvency II principles for prudential regulation and the general good principles for conduct regulation. After Brexit, United Kingdom regulators established the Temporary Permissions Regime, which permitted passporting insurers to continue operating in the United Kingdom for up to three years post-Brexit. We are active in and subject to regulation in the United Kingdom. Our Malta company was passporting into the United Kingdom prior to Brexit and registered to operate under the Temporary Permissions Regime until permanent authority is granted by United Kingdom regulators. Our branch was formally authorized by the United Kingdom regulators in July 2022, thus ending our participation in the Temporary Permissions Regime and establishing our authority to operate in the United Kingdom on a continuing basis. Aspects of the relationship between the United Kingdom and the EU remain to be negotiated and their relationship will continue to evolve, including with respect to the cross-border provision of products and services and related compliance requirements. Post-transition period changes to the EU and United Kingdom legal, trade and regulatory frameworks, as well as changes to United Kingdom regulatory requirements for insurers operating in that host country, could increase our compliance costs and subject us to operational challenges in the region.

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

Similar to the federal and state regulations related to our insurance companies, our service contract companies, motor club companies and premium and consumer finance companies are subject to federal and state rules pertaining to authorization to operate, scope of permitted benefits and terms of service, disclosures, benefits requests, cancellation and termination. For example, some states require that forms be filed for prior review or require that our distributors hold a license to sell.

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

Employees

As of December 31, 2022, Fortegra had 918 employees across 16 offices in four countries.

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

Tiptree Capital – Mortgage Operations

Our mortgage operations are conducted through Reliance First Capital, LLC. Our mortgage business has been focused on primarily originating and servicing agency-eligible (Federal Housing Administration (“FHA”) and Veterans Administration (“VA”)) and conventional and government loans that can be transferred to Ginnie Mae pools or sold on a servicing-retained or servicing-released basis to Fannie Mae, Freddie Mac or secondary market investors and aggregators. Revenues are primarily generated from gain on sale income, loan fee income, servicing fee income, and net interest income. The growth in our mortgage business is expected primarily to come from increased origination volume, retention of additional mortgage servicing rights, and new products.

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

Employees

As of December 31, 2022, our Mortgage operations had 339 employees.

Tiptree Capital - Other

Tiptree Capital - Other currently includes:

•Our investment holdings in the maritime transportation sector.
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

Regulation

In the sectors in which Tiptree Capital participates, we are subject to extensive regulation by international, federal, state and local governmental authorities, including the SEC, the Federal Trade Commission, the EU, the United Kingdom and various state agencies. Our asset manager is registered with the SEC as an investment advisor and is subject to various federal and state laws and regulations and rules of various securities regulators and exchanges. These laws and regulations primarily are intended to protect clients and generally grant supervisory agencies broad administrative powers, including the power to limit or restrict the carrying on of business for failure to comply with such laws and regulations.

Our international operations and activities also expose us to risks associated with trade and economic sanctions, prohibitions or other restrictions, including environmental and cybersecurity regulations, imposed by the United States or other governments or organizations, including the United Nations, the EU and its member countries. Under economic and trade sanctions laws, governments may seek to impose modifications to, prohibitions/restrictions on business practices and activities, and modifications to compliance programs, which may increase compliance costs, and, in the event of a violation, may subject us to fines and other penalties. In our international activities, we are subject to anti-corruption, anti-bribery, anti-money laundering and similar laws and regulations in various jurisdictions in which we conduct business, including the U.S. Foreign Corrupt Practices Act and the U.K. Bribery Act 2010.

Employees

As of December 31, 2022, Tiptree Capital - Other’s combined operations had 47 employees.

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

Our Investor Relations Department can be contacted at Tiptree Inc., 660 Steamboat Road, 2nd Floor, Greenwich, Connecticut 06830, Attn: Investor Relations, telephone: (212) 446-1400, email: IR@tiptreeinc.com.

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

Our assets include equity securities, real estate, non-controlling interests in credit assets and related equity interests which may be illiquid or have limited liquidity. It may be difficult for us to dispose of assets with limited liquidity rapidly, or at favorable prices, if at all. In addition, assets with limited liquidity may be more difficult to value and may be sold at a substantial discount or experience more volatility than more liquid assets. We may not be able to dispose of assets at the carrying value reflected in our financial statements. Our results of operations and cash flows may be materially and adversely affected if our determinations regarding the fair value of our illiquid assets are materially higher than the values ultimately realized upon their disposal.

Our investment in Invesque shares is subject to market volatility.

As of December 31, 2022, we owned 16.98 million shares, or approximately 30%, of Invesque, a real estate investment company that specializes in health care real estate and senior living property investment throughout North America. The value of our Invesque shares is reported at fair market value on a quarterly basis and fluctuates. A loss in the fair market value of our Invesque shares could have a material adverse effect on our financial condition and results of operations. To the extent we determine to sell all or a portion of our Invesque shares, there can be no assurance that we will be able to do so on a timely basis or at acceptable prices.

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

Additionally, our E&S insurance operations cover risks that are typically more complex and unusual than standard risks and require a high degree of specialized underwriting. As a result, E&S risks do not often fit the underwriting criteria of standard insurance carriers, and are generally considered higher risk than those covered in the standard market. If our underwriting staff inadequately judges and prices the risks associated with the business underwritten in the E&S market, our financial results could be adversely impacted.

Warburg exerts substantial influence on Fortegra, potentially in a manner that is not in Tiptree’s shareholders’ interests.

Warburg acquired an approximate 24% ownership in Fortegra on an as converted basis from us as part of the WP Transaction and has contractual consent rights over Fortegra, including but not limited to certain acquisitions or dispositions, a sale or change of control of Fortegra that does not achieve certain thresholds, an initial public offering that does not achieve certain gross proceeds thresholds, incurrence of certain indebtedness, the issuance of equity senior in right to shares of Fortegra common or preferred stock, or amendments to the terms thereof, affiliated or related party transactions and transactions between Fortegra and us, any hiring or firing of certain management of Fortegra, and any material change in the nature of the business conducted by Fortegra. Warburg would also have pro rata representation on the Fortegra board of directors. As a result of their substantial ownership in Fortegra, Warburg may exert a substantial influence on Fortegra, potentially in a manner that is not in Tiptree’s shareholder’s interests.

We are exposed to risks associated with acquiring or divesting businesses or business operations.

We regularly evaluate strategic acquisition opportunities for growth. Acquired companies and operations may have unforeseen operating difficulties and may require greater than expected financial and other resources. In addition, potential issues associated with acquisitions could among other things, include:

•our ability to realize the full extent of the benefits, synergies or cost savings that we expect to realize as a result of the completion and integration of an acquisition within the anticipated time frame, or at all;
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

Our insurance subsidiaries are subject to regulation by state and, in some cases, foreign insurance authorities with respect to statutory capital, reserve and other requirements, including statutory capital and reserve requirements established by applicable insurance regulators based on RBC and Solvency II formulas. In any particular year, these requirements may increase or decrease depending on a variety of factors, most of which are outside our control, such as the amount of statutory income or losses generated, changes in equity market levels, the value of fixed-income and equity securities in the subsidiary’s investment portfolio, changes in interest rates and foreign currency exchange rates, as well as changes to the RBC and Solvency II formulas used by insurance regulators. The laws of the various states in which our insurance subsidiaries operate establish insurance departments and other regulatory agencies with broad powers to preclude or temporarily suspend our insurance subsidiaries from carrying on some or all of these activities or otherwise fine or penalize our insurance subsidiaries in any jurisdiction in which we operate. Such regulation or compliance could reduce our insurance subsidiaries’ profitability or limit their growth by increasing the costs of compliance, limiting or restricting the products or services they sell, or the methods by which they sell services and products, or subject them to the possibility of regulatory actions or proceedings. Additionally, increases in the amount of additional statutory reserves that our insurance subsidiaries are required to hold could have a material adverse effect on our business, results of operations, financial condition and cash flows.

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

Our primary market risk exposures are to changes in interest rates. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Quantitative and Qualitative Disclosures About Market Risk.” Prior to 2022, interest rates were at or near historic lows for an extended period of time. A protracted low interest rate environment places pressure on our insurance subsidiaries’ net investment income, which, in turn, would have a material adverse effect on our profitability. During 2022, interest rates increased significantly, which caused a significant decrease in the value of our fixed income securities, the majority of which were unrealized and recorded in equity. Future increases in interest rates could cause the values of our insurance subsidiaries’ fixed income securities portfolios to decline further, with the magnitude of the decline depending on the duration of securities included in our insurance subsidiaries’ portfolio and the amount by which interest rates increase. Some fixed income securities have call or prepayment options, which create possible reinvestment risk in declining rate environments. Other fixed income securities, such as mortgage backed and asset backed securities, carry prepayment risk or, in a rising interest rate environment, may not prepay as quickly as expected when purchased, which can affect the value of these securities and the amount and timing of cash flows.

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

Our insurance subsidiaries invest a portion of the premiums they receive from their insureds until they are needed to pay policyholder claims. Consequently, our insurance subsidiaries seek to manage the duration of their investment portfolio based on the duration of their losses and loss adjustment expenses reserves to ensure sufficient liquidity and avoid having to liquidate investments to fund claims. Risks such as inadequate losses and loss adjustment expenses reserves or unfavorable trends in litigation could potentially result in the need to sell investments to fund these liabilities. Our insurance subsidiaries may not be able to sell their investments at favorable prices or at all. Sales could result in significant realized losses depending on the conditions of the general market, interest rates and credit issues with individual securities.

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

In addition, our business’s information systems may be vulnerable to physical or electronic intrusions, computer viruses or other attacks which could disable their information systems and their security measures may not prevent such attacks. There are numerous and evolving risks to cybersecurity and privacy from cyber threat actors, including criminal hackers, state-sponsored intrusions, industrial espionage and employee malfeasance. There is also a potential heightened risk of cybersecurity incidents as a result of geopolitical events outside of our control, such as the ongoing Russia-Ukraine conflict. Global cybersecurity threats can range from uncoordinated individual attempts to gain unauthorized access to our IT systems and those of our business partners or third-party service providers to sophisticated and targeted measures known as advanced persistent threats. These cyber threat actors are becoming more sophisticated and coordinated in their attempts to access IT systems and data, including the IT systems of cloud providers and third parties with whom our businesses conduct or may conduct business. Although our businesses devote significant resources to prevent, detect, address and mitigate unwanted intrusions and other threats and protect their systems and data, whether such data is housed internally or by external third parties, such internal controls may not be adequate or successful in protecting against all security breaches and cybersecurity attacks, social-engineering attacks, computer break-ins, theft and other improper activity. Our businesses have experienced immaterial cybersecurity incidents and they and their third-party service providers will likely continue to experience cybersecurity incidents of varying degrees. Because the techniques used to obtain unauthorized access or to sabotage systems change frequently and generally are not recognized until launched against a target, our businesses and the third parties with whom they do business may be unable to anticipate these techniques or to implement adequate preventative measures. With the increasing frequency of cyber-related frauds to obtain inappropriate payments and other threats related to cybersecurity attacks, our businesses may find it necessary to expend resources to remediate cyber-related incidents or to enhance and strengthen their cybersecurity. Such remediation efforts may not be successful and could result in interruptions, delays or cessation of service.

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

Our insurance business is dependent on independent financial institutions, lenders, distribution partners, agents, brokers and retailers for distribution of its products and services, and the loss of these distribution sources, or their failure to sell our insurance business’s products and services could materially and adversely affect its business, results of operations and financial condition and cash flows.

Our insurance business is dependent on independent financial institutions, lenders, distribution partners, agents, brokers and retailers to distribute its products and services and its revenue is dependent on the level of business conducted by such distributors as well as the effectiveness of their sales efforts, each of which is beyond our insurance business’s control because such distributors typically do not have any minimum performance or sales requirements. Further, although its program arrangements with these distributors can be exclusive, they can be canceled on relatively short notice. Therefore, our insurance business’s growth is dependent, in part, on its ability to identify and attract new distribution relationships and successfully integrate its information systems with those of its new distributors. The impairment of our insurance business’s distribution relationships, the loss of a significant number of its distribution relationships, the failure to establish new distribution relationships, the failure to offer increasingly competitive products, the increase in sales of competitors’ services and products by these distributors or the decline in distributors’ overall business activity or the effectiveness of their sales of our insurance business’s products could materially reduce our insurance business’s sales and revenues and have a material adverse effect on its business, results of operations, financial condition and cash flows.

Our insurance business may lose distributors or business as a result of consolidation within the financial services industry or otherwise.

There has been considerable consolidation in the financial services industry, driven primarily by the acquisition of small and mid-size organizations by larger entities. We expect this trend to continue. Our insurance business may lose business or suffer decreased revenues if one or more of its significant distributors consolidate or align themselves with other companies. While our insurance business has not been materially affected by consolidation to date, it may be affected by industry consolidation that occurs in the future, particularly if any of its significant clients are acquired by organizations that already possess the operations, services and products that it provides.

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

New lines of business, new products and services or new geographic markets may subject our insurance subsidiaries to additional risks.

From time to time, our insurance subsidiaries may implement new lines of business or offer new products and services within existing lines of business, as well as expand into new geographic markets. In addition, our insurance subsidiaries will continue to make investments in development and marketing for new products and services. There are substantial risks and uncertainties associated with these efforts. In developing and marketing new lines of business and/or new products or services, our insurance subsidiaries may invest significant time and resources. Initial timetables for the development and introduction of new lines of business and/or new products or services and/or expansions into new geographies, may not be achieved and price and profitability targets may not prove feasible. Furthermore, new lines of business and/or new product or service offerings may not gain market acceptance. External factors, such as compliance with regulations, competitive alternatives, and shifting market preferences, may also impact the successful implementation of a new line of business or a new product or service. Furthermore, the burden on management and our insurance subsidiaries’ IT of introducing any new line of business and/or new product or service could have a significant impact on the effectiveness of their system of internal controls. Failure to successfully manage these risks in the development and implementation of new lines of business or new products or services could have a material adverse effect on our insurance subsidiaries’ business, financial condition, results of operations and cash flows.

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

One of the key attributes of our various businesses is providing high quality service to their partners and customers. They may be unable to sustain these levels of service, which would harm their reputation and our business. Alternatively, they may only be able to sustain high levels of service by significantly increasing their operating costs, which would materially and adversely affect their results of operations. The level of service they are able to provide depends on their personnel to a significant extent. Their personnel must be well-trained in their processes and able to handle customer calls effectively and efficiently. Any inability of their personnel to meet service level demands, whether due to absenteeism, training, turnover, disruptions at their facilities, including due to health emergencies, such as pandemics, bad weather, power outages or other reasons, could adversely impact their business. If they are unable to maintain high levels of service performance, their reputation could suffer and their business, results of operations, financial condition and cash flows would be harmed.

Our business’s results of operations have in the past varied from quarter to quarter and may not be indicative of our long-term prospects.

Our business’s results of operations are subject to fluctuation and have historically varied from quarter to quarter. We expect our quarterly results to continue to fluctuate in the future due to a number of factors, including the general economic conditions in the markets where we operate, the frequency, occurrence or severity of catastrophic or other insured events or otherwise, fluctuating interest rates, claims exceeding our insurance subsidiaries’ loss reserves, competition in the industries in which our subsidiaries operate, deviations from expected renewal rates of existing policies and contracts, adverse investment performance and the cost of reinsurance coverage.

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

The financial performance of the insurance industry has historically fluctuated with periods of lower premium rates and excess underwriting capacity resulting from increased competition (a “soft market”) followed by periods of higher premium rates and reduced underwriting capacity resulting from decreased competition (a “hard market”). Our commercial & personal lines program business is exposed to these hard and soft market cycles. We seek to isolate ourselves from these trends by utilizing reinsurance and adjusting retention rates through cycles. Because this market cyclicality is due in large part to the actions of our insurance subsidiaries’ competitors and general economic factors, the timing or duration of changes in the market cycle is unknown. We expect these cyclical patterns will cause our insurance subsidiaries’ revenues and net income to fluctuate, which may cause their results of operations, financial condition and cash flows to be more volatile.

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

This cyclical market pattern can be more pronounced in the E&S market than in the standard insurance market. When the standard insurance market hardens, the E&S market typically hardens, and growth in the E&S market can be significantly more rapid than growth in the standard insurance market. Similarly, when conditions begin to soften, many customers that were previously driven into the E&S market may return to the admitted-carrier market, exacerbating the effects of rate decreases. We cannot predict the timing or duration of changes in the market cycle because the cyclicality is due in large part to the actions of our competitors and general economic factors. These cyclical patterns cause our revenues and net income to fluctuate, which may cause the price of our common stock to be volatile.

The financial performance of the mortgage segment largely depends on the health of the U.S. residential real estate industry, which is seasonal, cyclical, and affected by changes in general economic conditions beyond our control. Economic factors such as increased interest rates, slow economic growth or recessionary conditions, the pace of home price appreciation or the lack of it, changes in household debt levels, and increased unemployment or stagnant or declining wages affect our clients’ income and thus their ability and willingness to make loan payments. National or global events affect all such macroeconomic conditions. Weak or a significant deterioration in economic conditions reduce the amount of disposable income consumers have, which in turn reduces consumer spending and the willingness of qualified potential clients to take out loans. As a result, such economic factors affect loan origination volume.

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

A breach of the covenants under the indenture that governs our insurance subsidiaries’ 8.50% Fixed Rate Resetting Junior Subordinated Notes due in October 2057 (the “Notes”) and Second Amended and Restated Credit Agreement dated as of October 21, 2022 by and among The Fortegra Group, Inc., Fortegra Financial and Lots Intermediate Co., as borrowers, Fifth Third Bank, N.A., as administrative agent and issuing lender could result in an event of default. Such default may result in the acceleration of any other debt to which a cross-acceleration or cross-default provision applies. In the event our insurance subsidiaries’ lenders or noteholders accelerate the repayment of their indebtedness, they and their subsidiaries may not have sufficient assets to repay that indebtedness. As a result of these restrictions, they may be:

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

The United Kingdom ceased to be a part of the European Union on December 31, 2020 (which is commonly referred to as “Brexit”). Aspects of the relationship between the United Kingdom and the EU remain to be negotiated and their relationship will continue to evolve, including with respect to the cross-border provision of products and services and related compliance requirements. The effects of Brexit on our insurance subsidiaries’ business will depend on the manner in which it is implemented and any other relevant agreements between the United Kingdom and the EU, among other factors. For example, the United Kingdom ratified a trade and cooperation agreement governing its future relationship with the EU. Among other things, the agreement, which became effective in mid-2021, addresses trade, economic arrangements, law enforcement, judicial cooperation and governance. Because the agreement merely sets forth a framework in many respects that requires complex additional bilateral negotiations between the United Kingdom and the EU, significant uncertainty remains about how the precise terms of the relationship between the parties will differ from the terms before withdrawal. Because our insurance subsidiaries conduct business in both the United Kingdom and the EU and because they rely on their Malta insurance subsidiary’s ability to conduct business in the United Kingdom, they face risks associated with the uncertainty and disruptions relating to Brexit, including the risk of additional regulatory and other costs and challenges and/or limitations on their ability to sell particular products and services. As a result, the ongoing uncertainty surrounding Brexit could have a material adverse effect on their business (including their European growth plans), results of operations, financial condition and cash flows.

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

Our businesses employ third-party licensed software, and the inability to maintain these licenses, errors in the software they license or the terms of open source licenses could result in increased costs or reduced service levels, which would adversely affect their business.

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
Changes in interest rates and the level of interest rates are key drivers that impact the volatility of our mortgage loan originations. The historically low interest rate environment over the last several years created strong demand for mortgages. While long-term residential mortgage interest rates were at or near record lows for an extended period, in 2022, the Federal Reserve initiated a rapid series of interest rate increases that resulted in an increase in our mortgage rates of more than 330 bps since 2021 to rates above historical averages. This rapid rise in interest rates resulted in lower revenue and profitability in our mortgage business. The overwhelming majority of our mortgage loan originations have historically been refinancing existing homeowner’s mortgage loans, with a particular emphasis on cash out refinancings. With the recent rise in interest rates, we may not be able to continue to grow our mortgage originations in the future.

With regard to the portion of our mortgage business that is centered on refinancing existing mortgages, we generally note that the refinance market experiences more significant fluctuations than the purchase market as a result of interest rate changes, with the rate and term financing market impacted the most by the volatility in mortgage rates. As interest rates rise, refinancing generally becomes a smaller portion of the market as fewer consumers are interested in refinancing their mortgages. With regard to our purchase mortgage loan business, higher interest rates may also reduce demand for purchase mortgages as home ownership becomes more expensive. This could adversely affect our mortgage business’s revenues or require our mortgage business to increase marketing expenditures in an attempt to increase or maintain its volume of mortgages. Decreases in interest rates can also adversely affect our mortgage business’s financial condition, the value of its mortgage servicing rights (“MSRs”) portfolio, and its results of operations. Even in sustained low interest rate environments, refinancing transactions decline over time, as many clients and potential clients have already taken advantage of the low interest rates.

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

Borrowings under some of our mortgage business’s finance and warehouse facilities are at variable rates of interest, which also expose us to interest rate risk. As interest rates increase, our mortgage business’s debt service obligations on certain of its variable-rate indebtedness have increased even though the amount borrowed remains the same, and net income and cash flows, including cash available for servicing indebtedness, have correspondingly decreased. Our mortgage business currently has entered into, and in the future may continue to enter into, interest rate swaps that involve the exchange of floating for fixed-rate interest payments to reduce interest rate volatility. However, our mortgage business may not maintain interest rate swaps with respect to all of its variable-rate indebtedness, and any such swaps may not fully mitigate its interest rate risk, may prove disadvantageous, or may create additional risks.

In addition, our mortgage business is materially affected by the monetary policies of the U.S. government and its agencies. Our mortgage business is particularly affected by the policies of the Federal Reserve, which influence interest rates and impact the size of the loan origination market. In 2017, the Federal Reserve ended its quantitative easing program and started its balance sheet reduction plan. The Federal Reserve's balance sheet consists of U.S. Treasuries and mortgage backed securities (“MBS”) issued by Fannie Mae, Freddie Mac and Ginnie Mae. To shrink its balance sheet, the Federal Reserve had slowed the pace of MBS purchases to a point at which natural runoff exceeded new purchases, resulting in a net reduction. In response to the COVID-19 pandemic, state and federal authorities took several actions to provide relief to those negatively affected by COVID-19, such as the CARES Act and the Federal Reserve's support of the financial markets. The lasting results of these policies by the Federal Reserve are unknown at this time.

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
We fund substantially all of the loans which we originate through borrowings under warehouse financing and repurchase facilities. Our borrowings are in turn repaid with the proceeds we receive from selling such loans through securitizations, and to a lesser extent given our business model, whole loan sales. As we expand our operations, we will require increased financing.
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
Securitizations guaranteed by government agencies and contracts with purchasers of our mortgage loans contain provisions that require us to indemnify or repurchase the related loans under certain circumstances. While these contractual relationships vary, they contain provisions that require us to repurchase loans if:

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

Interest rate risk is the risk that general interest rates will rise or that the risk spread used in our financings will increase. Although interest rates were at historically low levels for the last several years, the recent period of sharply rising interest rates has resulted in unrealized losses on the fair value of certain of our investments and has had an adverse impact on our business by negatively impacting our results and increasing our cost of borrowing to finance operations.
On March 5, 2021, the ICE Benchmark Administration and the United Kingdom Financial Conduct Authority confirmed that most USD LIBOR tenors will continue to be published through the second quarter of 2023. We have exposure to LIBOR–based contracts within certain of our finance receivables and loans primarily related to corporate finance loans, and mortgage loans, as well as certain investment securities, derivative contracts, and trust preferred securities, among other arrangements. The Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S.

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

Unforeseen or catastrophic events, such as severe weather, natural disasters, pandemic (e.g. the COVID 19 pandemic) cybersecurity attacks, acts of war or terrorism and other adverse external events could have a significant impact on the Company’s ability to conduct business. Although the Company and its subsidiaries have established disaster recovery plans, there is no guarantee that such plans will allow the Company and its subsidiaries to operate without disruption if such an event was to occur and the occurrence of any such event could have a material adverse effect on the Company’s business, which, in turn, could have a material adverse effect on the Company’s financial condition and results of operations.

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

Our mortgage business is subject to the regulatory, supervisory and examination authority of the CFPB, which has oversight of federal and state non-depository lending and servicing institutions, including residential mortgage originators and loan servicers. The CFPB has rulemaking authority with respect to many of the federal consumer protection laws applicable to mortgage lenders and servicers, including the Truth in Lending Act, the Real Estate Settlement Procedures Act and the Fair Debt Collections

Practices Act. The CFPB has issued a number of regulations under the Dodd-Frank Act relating to loan origination and servicing activities, including ability to repay and "Qualified Mortgage" standards and other origination standards and practices.

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

Our insurance business is highly dependent on the ability of our insurance subsidiaries to engage on a daily basis in a large number of insurance underwriting, claim processing and investment activities, many of which are highly complex. These activities often are subject to internal guidelines and policies, as well as legal and regulatory standards, including those related to privacy, anti-corruption, anti-bribery and global finance and insurance matters. The continued expansion into new products and geographic markets has brought about additional requirements. A control system, no matter how well designed and operated, can provide only reasonable assurance that the control system’s objectives will be met. If our insurance subsidiaries’ controls are not effective, it could lead to financial loss, unanticipated risk exposure (including underwriting, credit and investment risk) or damage to their reputation.

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

Operation of dry bulk vessels and product tankers is subject to complex laws and regulations, including environmental laws and regulations that, if any of our vessel owner subsidiaries are found guilty of violation, can result in substantial fines and costs to the Company.

The shipping business and vessel ownership are subject to government regulation in the form of international conventions, national, state and local laws, and regulations in force in the jurisdictions in which vessels operate, as well as in the country or countries of their registration. The principal international convention governing marine pollution prevention and response is the International Convention for the Prevention of Pollution from Ships (“MARPOL”). MARPOL regulates, among other things, the management and discharge of oil and garbage, as well as air emissions from vessels with a view of reducing pollution to the marine environment. One of MARPOL’s key requirements is that transfers and discharges of oily water must be recorded in an Oil Record Book. Similar requirements exist for garbage records and recording changeovers between high and low sulfur fuel due to the impact on air emissions. The Act to Prevent Pollution from Ships, 33 U.S.C. § 1901, et seq. (“APPS”), implements MARPOL in the United States. The U.S. Coast Guard (“USCG”) is the responsible regulatory and enforcement agency and has promulgated regulations implementing APPS at 33 C.F.R. Part 151. Civil and administrative violations of APPS and the implementing USCG regulations may be enforced by the USCG, whereas criminal violations are enforced by the U.S. Department of Justice.

Item 1B. Unresolved Staff Comments
None.

Item 2. Properties

Our principal executive office is located at 660 Steamboat Road, 2nd Floor, Greenwich, Connecticut 06830. We and our subsidiaries lease properties throughout the United States and Europe, all of which are used as administrative offices. We believe that the terms of the leases at each of our subsidiaries are sufficient to meet our present needs and we do not anticipate any difficulty in securing additional space, as needed, on acceptable terms.

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

Holders
As of December 31, 2022, there were 48 common stockholders of record. This number does not include beneficial owners whose shares are held by nominees in street name.

Issuer Purchases of Equity Securities
Share repurchase activity for the three months ended December 31, 2022 was as follows:

Period	Purchaser	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value ($ in thousands) of Shares That May Yet Be Purchased Under the Program(1)
October 1, 2022 to October 31, 2022	Tiptree Inc.	6,878	$10.58	6,878
November 1, 2022 to November 30, 2022	Tiptree Inc.	—	$—	—
December 1, 2022 to December 31, 2022	Tiptree Inc.	—	$—	—
	Total	6,878	$10.58	6,878	$11,945

(1)On November 2, 2020, the Board of Directors of Tiptree authorized Tiptree’s Executive Committee to repurchase up to $20 million of its outstanding common stock in the aggregate from time to time (the “Program”). The Program does not obligate the Company to acquire a minimum amount of shares. Under the Program, shares may be repurchased in privately negotiated and/or open market transactions, including under plans complying with Rule 10b5-1 under the Exchange Act.
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

Our 2022 highlights include:

Overall:
•Tiptree reported a net loss of $8.3 million for the year ended December 31, 2022, compared to net income of $38.1 million in the prior year, driven primarily by the gain on sale of five vessels and improved performance in our insurance business more than offset by realized and unrealized losses on the insurance investment portfolio and the deferred tax liability associated with the WP Transaction.
•Adjusted net income of $63.4 million decreased 0.7% from $63.9 million in 2021, driven by improvement in insurance and shipping operations more than offset by declines in mortgage volumes and margins. Adjusted return on average equity was 13.6%, as compared to 16.5% in 2021.
•Total proceeds from vessel sales in 2022 were $116.7 million, or a net gain of $34.8 million, including the sale of two product tankers in the fourth quarter for an aggregate of $49.0 million, representing an approximate 44% gain as compared to the September 30, 2022 book value.
•In June 2022, Tiptree closed the previously announced $200 million investment in Fortegra, by Warburg. The investment gives Warburg an approximate 24% ownership in Fortegra on an as converted basis.
•As a result of the WP Transaction, Tiptree recognized a $63.2 million pre-tax gain in stockholders’ equity in the year ended December 31, 2022, which was partially offset by increased deferred tax liabilities resulting from the tax deconsolidation as Tiptree’s ownership of Fortegra was reduced to below 80%. The change in deferred tax liabilities was $44.8 million, with $11.7 million impacting stockholders’ equity directly (including AOCI) and $33.1 million impacting net income for the year ended December 31, 2022.

Insurance:
•Gross written premiums and premium equivalents were $2.7 billion for the year ended December 31, 2022, as compared to $2.2 billion for the year ended December 31, 2021, up 22.2% as a result of growth in specialty insurance lines and fee-based service contract offerings.
•Total revenues increased 26.9% to $1,248.8 million, from $984.1 million in 2021, driven by increases in earned premiums, net and service and administrative fees.
•The combined ratio remained consistent at 90.7%.
•Income before taxes of $68.2 million decreased by $1.7 million as compared to $69.9 million in 2021. Return on average equity was 14.6% in 2022 as compared to 17.1% in 2021. The decreases resulted from increased investment losses in 2022 compared to 2021, partially offset by growth in underwriting and fee revenues.
•Adjusted net income increased 25.5% to $83.8 million, as compared to $66.8 million in 2021. Adjusted return on average equity was 26.1%, as compared to 22.2% in 2021.
•In April 2022, Fortegra acquired ITC, a provider of regulatory and compliance services to the retail automotive sector in the United Kingdom, for net cash consideration of approximately $15.0 million, plus an earn-out.
•In February 2023, Fortegra acquired Premia Solutions Limited, one of the largest providers of automotive protection products in the United Kingdom, for net cash consideration of approximately $20.8 million.

Tiptree Capital:
•Maritime transportation income before taxes was $49.8 million in 2022, as compared to $11.6 million in 2021, driven by a rise in dry bulk and tanker charter rates and the gain on sale of three dry bulk vessels and two product tankers.
•Mortgage income before taxes was $0.9 million in 2022, as compared to $28.4 million in 2021, with the decrease driven by declines in origination volumes and gain on sale margins, partially offset by higher servicing fees and positive fair value adjustments on the mortgage servicing portfolio.

Key Trends:
Our results of operations are affected by a variety of factors including, but not limited to, general economic conditions and GDP growth, market liquidity and volatility, consumer confidence, U.S. demographics, employment and wage growth, business confidence and investment, inflation, interest rates and spreads, the impact of the regulatory environment, and the other factors set forth in Part I, Item 1A in this Annual Report on Form 10-K. Generally, our businesses are positively affected by a healthy U.S. consumer, stable to gradually rising interest rates, stable markets and business conditions, and global growth and trade flows. Conversely, rising unemployment, volatile markets, rapidly rising interest rates, inflation, changing regulatory requirements and slowing business conditions can have a material adverse effect on our results of operations or financial condition.

Fortegra generally offers products which have low severity but high frequency loss experiences and are short duration. In addition, the business has historically generated significant fee-based revenues. The types of products Fortegra offers tend to have limited aggregation risk and limited exposure to catastrophic and residual risk. Underwriting risk is mitigated through a combination of reinsurance and retrospective commission structures with agents, distribution partners and/or third-party reinsurers. To mitigate counterparty risk, Fortegra ensures its distribution partners’ captive reinsurance entities are over-collateralized with highly liquid investments, primarily cash and cash equivalents. Insurance results primarily depend on pricing, underwriting, risk retention and the accuracy of reserves, reinsurance arrangements, returns on invested assets, and policy and contract renewals and run-off. Factors affecting these items, including conditions in financial markets, the global economy and the markets in which we operate, fluctuations in exchange rates, interest rates and inflation, including the current period of inflationary pressures, may have a material adverse effect on our results of operations or financial condition. While Fortegra’s insurance operations have historically maintained a relatively stable combined ratio, initiatives to change the business mix along with these economic factors could generate different results than the business has historically experienced. In particular, the current period of rising inflation can have an impact on replacement costs associated with claims from our customers. To the extent we are unable to pass the higher costs of claims through higher premiums, lower underwriting margins could adversely affect our profitability. In addition, fluctuations of the U.S. dollar relative to other currencies, including the British pound and Euro, may have an impact on book value between periods, associated with the timing of the recognition of revenues and expenses related to multi-year insurance contracts.

Fortegra’s investment portfolio includes fixed maturity securities, loans, credit investment funds, and equity securities. Many of those investments are held at fair value. In 2022, the U.S. fixed income markets experienced a significant rise in interest rates. Rising interest rates have and could continue to impact the value of Fortegra’s fixed maturity securities, with any unrealized losses recorded in equity, and if realized, could impact our results of operations. Offsetting the impact of a rising interest rate environment, new investments in fixed rate instruments from both maturities and portfolio growth can result in higher interest income on investments over time. The weighted average duration of our fixed income available for sale securities is less than three years. In 2022, 2-year treasury yields increased significantly, which resulted in unrealized losses on Fortegra’s fixed income portfolio and book value. While our asset and liability mix is relatively matched, should we need to liquidate any of these investments before maturity to pay claims, any realized losses could materially negatively impact our results of operations.

Changes in fair value for loans, credit investment funds, and equity securities in Fortegra’s investment portfolio are reported as unrealized gains or losses in revenues and can be impacted by changes in interest rates, credit risk, currency risk, or market risk, including specific company or industry factors. In addition, our equity holdings are relatively concentrated. General equity market trends, along with company and industry specific factors, can impact the fair value which can result in unrealized gains and losses affecting our results.

Rising 10-year treasury yields, and the tapering of the Federal Reserve’s purchases of mortgage-backed securities, has resulted in substantial increases in mortgage interest rates. Low mortgage interest rates driven by the Federal Reserve intervention in mortgage markets, and rising home prices in certain markets, provided tailwinds to the mortgage markets beginning in the second quarter of 2020 and through 2021, which benefited our mortgage operations and margins. The substantial rise in rates in 2022 resulted in a sharp reversal of those trends, with volumes and margins declining significantly. Only partially offsetting the declines in earnings in our origination business is an increase in the fair value of our mortgage servicing portfolio as rising rates slow prepayment speeds, with a resulting increase in servicing income. Continued rising or elevated mortgage rates could have a materially negative impact on our mortgage business results of operations, and is likely to be only partially mitigated by the improvement in mortgage servicing revenues. A sustained period of negative profitability in the mortgage industry could also impact the availability of funding sources for our mortgage business.

Rising interest rates can also impact the cost of floating interest rate debt obligations, while declining rates can decrease the cost of debt. Our secured revolving and term credit agreements, preferred trust securities and asset based revolving financing are all floating rate obligations. A continuation of rising rates could have a material impact on our costs of floating rate debt.
Common shares of Invesque represent a significant asset on our consolidated balance sheets, both as part of insurance investments and separately in Tiptree Capital. Our investment in Invesque, which operates in the seniors housing, skilled nursing and medical office industries, is carried on our consolidated balance sheets at fair value. The combination of the COVID-19 pandemic impacting occupancy rates and other market factors impacting operating costs has resulted in a significant decline in Invesque’s stock price over the past three years. Any additional declines in the fair value of Invesque’s common stock could continue to have a significant impact on our results of operations and the value of the investment.

A discussion of our performance for the year ended December 31, 2022 compared to the year ended December 31, 2021 appears below. A discussion of our performance for the year ended December 31, 2021 compared to the year ended December 31, 2020 is set forth in Part II, Item 7 of our Form 10-K for the year ended December 31, 2021 under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

RESULTS OF OPERATIONS
The following is a summary of our consolidated financial results for the years ended December 31, 2022 and 2021. In addition to GAAP results, management uses the Non-GAAP measures Adjusted net income, Adjusted return on average equity, Adjusted EBITDA and book value per share as measurements of operating performance. Management believes these measures provide supplemental information useful to investors as they are frequently used by the financial community to analyze financial performance and comparison among companies. Management uses Adjusted net income and adjusted return on average equity as part of its capital allocation process and to assess comparative returns on invested capital. Adjusted EBITDA is also used in determining incentive compensation for the Company’s executive officers. Adjusted net income represents income before taxes, less provision (benefit) for income taxes, and excluding the after-tax impact of various expenses that we consider to be unique and non-recurring in nature, stock-based compensation, net realized and unrealized gains (losses), and intangibles amortization associated with purchase accounting. The Company defines Adjusted EBITDA as GAAP net income of the Company plus corporate interest expense, plus income taxes, plus depreciation and amortization expense, less the effects of purchase accounting, plus non-cash fair value adjustments, plus significant non-recurring expenses, and plus unrealized gains (losses) on available for sale securities that are reported in other comprehensive income. Adjusted net income, Adjusted return on average equity and Adjusted EBITDA are not measurements of financial performance or liquidity under GAAP and should not be considered as an alternative or substitute for GAAP net income. See “Non-GAAP Reconciliations” for a reconciliation of these measures to their GAAP equivalents.

Selected Key Metrics

($ in thousands, except per share information)	For the Year Ended December 31,
GAAP:	2022	2021
Total revenues	$1,397,752	$1,200,514
Net income (loss) attributable to common stockholders	$(8,274)	$38,132
Diluted earnings per share	$(0.23)	$1.09
Cash dividends paid per common share	$0.16	$0.16
Return on average equity	(2.1)%	11.4%

Non-GAAP: (1)
Adjusted net income	$63,401	$63,869
Adjusted return on average equity	13.6%	16.5%
Adjusted EBITDA	$81,124	$100,776
Book value per share	$10.92	$11.22
(1)    See “—Non-GAAP Reconciliations” for a discussion of non-GAAP financial measures.

Revenues

For the year ended December 31, 2022, revenues were $1.4 billion, which increased $197.2 million, or 16.4%, compared to the prior year period. The changes were primarily driven by growth in earned premiums, net, and service and administrative fees in our insurance business, increase in charter rates and the gain on sale of five vessels in our maritime transportation operations, and increased revenues from our mortgage servicing portfolio, partially offset by lower mortgage volumes and margins and investment losses on Invesque and other investments in 2022 compared to gains in 2021.

The table below highlights net realized and unrealized gains and losses from the sale of vessels, Invesque and other investments, which impacted our consolidated results on a pre-tax basis. Many investments are carried at fair value and marked to market through unrealized gains and losses. As a result, we expect earnings related to these investments to be relatively volatile between periods. Fixed income securities are primarily marked to market through AOCI in stockholders’ equity and do not impact net realized and unrealized gains and losses until they are sold.

($ in thousands)	For the Year Ended December 31,
	2022	2021
Net realized gains - Maritime transportation	$34,803	$—
Net realized and unrealized gains (losses) - Invesque	$(19,360)	$3,736
Net realized and unrealized gains (losses)(1)	$(9,999)	$8,885
(1)    Excludes Invesque, Maritime transportation and Mortgage realized and unrealized gains and losses.

Net Income (Loss) Attributable to common stockholders

For the year ended December 31, 2022, net loss attributable to common stockholders was $8.3 million, a decrease of $46.4 million from net income of $38.1 million for the year ended December 31, 2021, primarily driven by net realized and unrealized losses on Invesque and other investments in 2022 compared to gains in 2021, lower mortgage origination revenues and the tax impacts of the WP Transaction, partially offset by growth in Fortegra’s underwriting and fee operations, increased revenues from our mortgage servicing portfolio and improvement in dry bulk and tanker charter rates, and the gain on sale of five vessels.

Adjusted net income & Adjusted return on average equity - Non-GAAP

Adjusted net income for the year ended December 31, 2022 was $63.4 million, a decrease of $0.5 million, or 0.7%, from the year ended December 31, 2021, driven by improved performance in our insurance and shipping operations, more than offset by declines in our mortgage business. For the year ended December 31, 2022, adjusted return on average equity was 13.6%, as compared to 16.5% at December 31, 2021.

Adjusted EBITDA - Non-GAAP

Adjusted EBITDA for the year ended December 31, 2022 was $81.1 million, a decrease of $19.7 million from 2021, driven by realized and unrealized losses on Invesque and other investments in 2022 (including impacts to AOCI) compared to gains in 2021, partially offset by the WP Transaction gain and improved operating performance noted above.

Book Value per share - Non-GAAP

Total stockholders’ equity was $533.6 million as of December 31, 2022 compared to $400.2 million as of December 31, 2021, with the increase driven by the WP Transaction and cash exercise of Tiptree warrants, partially offset by comprehensive loss in 2022 primarily resulting from unrealized losses on Available for Sale (“AFS”) securities and negative impacts from foreign currency translation. In the year ended December 31, 2022, Tiptree returned $7.4 million to stockholders through dividends paid and shares repurchased.

Book value per share for the period ended December 31, 2022 was $10.92, a decrease from book value per share of $11.22 as of December 31, 2021 driven by the comprehensive loss per share primarily associated with unrealized losses on AFS securities, dividends paid of $0.16 per share, and issuance of shares as a result of the exercise of warrants and exchanges of vested subsidiary equity awards, partially offset by the net increase to Tiptree Inc. stockholders’ equity from the WP Transaction.

Results by Segment
We classify our business into two reportable segments, Insurance and Mortgage, with the remainder of our operations aggregated into Tiptree Capital - Other. Corporate activities include holding company interest expense, corporate employee compensation and benefits, and other expenses, including, but not limited to, public company expenses.

The following tables present the components of Revenue, Income (loss) before taxes and Adjusted net income for the following periods:

($ in thousands)	For the Year Ended December 31,
	2022	2021
Revenues:
Insurance	$1,248,796	$984,130
Mortgage	70,246	111,295
Tiptree Capital - other	78,710	105,089
Corporate	—	—
Total revenues	$1,397,752	$1,200,514

Income (loss) before taxes:
Insurance	$68,150	$69,857
Mortgage	874	28,407
Tiptree Capital - other	31,403	17,210
Corporate	(46,416)	(50,132)
Total income (loss) before taxes	$54,011	$65,342

Non-GAAP - Adjusted net income (1):
Insurance	$83,832	$66,782
Mortgage	(4,658)	17,434
Tiptree Capital - other	13,627	10,763
Corporate	(29,400)	(31,110)
Total adjusted net income	$63,401	$63,869
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

The following tables present the Insurance segment results for the following periods:

Results of Operations - 2022 Compared to 2021

($ in thousands)	For the Year Ended December 31,
	2022	2021	Change	% Change
Revenues:
Earned premiums, net	$904,765	$685,552	$219,213	32.0%
Service and administrative fees	320,720	260,525	60,195	23.1%
Ceding commissions	13,880	11,784	2,096	17.8%
Net investment income	12,219	17,896	(5,677)	(31.7)%
Net realized and unrealized gains (losses)	(20,347)	(2,006)	(18,341)	NM%
Other revenue	17,559	10,379	7,180	69.2%
Total revenues	$1,248,796	$984,130	$264,666	26.9%
Expenses:
Net losses and loss adjustment expenses	361,601	253,473	108,128	42.7%
Member benefit claims	91,004	73,539	17,465	23.7%
Commission expense	522,686	396,683	126,003	31.8%
Employee compensation and benefits	87,918	76,552	11,366	14.8%
Interest expense	20,054	17,576	2,478	14.1%
Depreciation and amortization	18,551	17,223	1,328	7.7%
Other expenses	78,832	79,227	(395)	(0.5)%
Total expenses	$1,180,646	$914,273	$266,373	29.1%
Income (loss) before taxes (1)	$68,150	$69,857	$(1,707)	(2.4)%

Key Performance Metrics:
Gross written premiums and premium equivalents	$2,680,771	$2,194,024	$486,747	22.2%
Return on average equity	14.6%	17.1%
Underwriting ratio	77.6%	74.7%
Expense ratio	13.1%	15.9%
Combined ratio	90.7%	90.6%

Non-GAAP Financial Measures (2):
Adjusted net income	$83,832	$66,782	$17,050	25.5%
Adjusted return on average equity	26.1%	22.2%
(1)    Net income was $46,423 and $48,755 for the years ended December 31, 2022 and 2021, respectively.
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

Ceding Commissions and Other Revenue consists of commissions earned on policies written on behalf of third-party insurance companies with no exposure to the insured risk and certain fees earned in conjunction with underwriting policies. Other revenue also includes interest income earned on premium finance product offerings and cash and cash equivalents.

Net Investment Income is earned on the portfolio of invested assets. Our invested assets are primarily comprised of fixed maturity securities, and may also include cash and cash equivalents and equity securities. The principal factors that influence net investment income are the size of the investment portfolio, the yield on investments and expenses of external investment managers.

Net Realized and Unrealized Gains (Losses) on investments are a function of the difference between the amount received on the sale of a security and the security’s cost-basis, as well as any “other-than-temporary” impairments and allowances for credit losses which are recognized in earnings. Equity securities are carried at fair value with unrealized gains and losses also included in this line.

Revenues – 2022 compared to 2021

For the year ended December 31, 2022, total revenues increased 26.9%, to $1,248.8 million, as compared to $984.1 million for the year ended December 31, 2021. Earned premiums, net of $904.8 million increased $219.2 million, or 32.0%, driven by growth in commercial and personal lines, including E&S insurance offerings. Service and administrative fees of $320.7 million increased by 23.1%, driven by growth in auto and consumer goods service contract revenues. Ceding commissions of $13.9 million increased by $2.1 million, or 17.8%, driven by higher ceding fees as more business was ceded in our U.S. Insurance lines. Other revenues increased by $7.2 million, or 69.2%, driven by growth in our premium finance lines and interest income on cash and cash equivalents.

For the year ended December 31, 2022, net investment income of $12.2 million decreased by $5.7 million from 2021, driven by a reduction in special dividends on equity securities, increases in investment expenses on alternative investments, and a higher allocation to cash and cash equivalents which is recorded in other income. Net realized and unrealized losses were $20.3 million, compared to losses of $2.0 million in 2021, with the increase driven by realized and unrealized losses on equity securities and credit investment funds in 2022.

For the year ended December 31, 2022, 28.2% of revenues were derived from fees that are not solely dependent upon the underwriting performance of insurance products, resulting in more diversified and consistent earnings. For the year ended December 31, 2022, 78.0% of fee-based revenues were generated in non-regulated service companies, with the remainder in regulated insurance companies.

The combination of unearned premiums and deferred revenues on Fortegra’s balance sheet grew to $2.0 billion, representing an increase of $347.8 million, or 21.0%, from December 31, 2021 to December 31, 2022, as a result of growth in gross written premiums and premium equivalents, primarily related to admitted and E&S insurance lines as well as auto and consumer goods service contracts.

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

Depreciation is primarily associated with furniture, fixtures and equipment. Amortization is primarily associated with purchase accounting amortization including values associated with acquired customer relationships, trade names and internally developed software and technology.

Expenses – 2022 compared to 2021

For the year ended December 31, 2022, net losses and loss adjustment expenses were $361.6 million, member benefit claims were $91.0 million and commission expense was $522.7 million, as compared to $253.5 million, $73.5 million, and $396.7 million, respectively, for the year ended December 31, 2021. The increase in net losses and loss adjustment expenses of $108.1 million, or 42.7%, was driven by growth in U.S. Insurance lines, partially offset by the impact of favorable prior year development of $0.9 million. In 2021, the impact of unfavorable prior year development was $2.6 million driven by higher-than-expected claim severity from business written by a small group of producers in the personal and commercial lines of business. The impact of the prior year development in 2021 increased our ratio of net losses and loss adjustment expenses to earned premiums, net by 0.4%. The increase in member benefit claims of $17.5 million, or 23.7%, was driven by growth in auto and consumer goods service contracts. Commission expense increased by $126.0 million, or 31.8%, in line with growth in earned premiums, net and service and administrative fees.

For the year ended December 31, 2022, employee compensation and benefits were $87.9 million and other expenses were $78.8 million, as compared to $76.6 million and $79.2 million, respectively, for the year ended December 31, 2021. Employee compensation and benefits increased by $11.4 million, or 14.8%, driven by investments in human capital associated with our growth objectives in E&S and service contract lines. Other expenses decreased by $0.4 million, or 0.5%, driven primarily by a decrease in fair value of the Fortegra Additional Warrant liability. Included in other expenses were $2.2 million for both the years ended December 31, 2022 and 2021, related to acquisition fees in 2022 and professional fees associated with preparation of the registration statement for the Fortegra initial public offering which was withdrawn in 2021.

For the year ended December 31, 2022, interest expense was $20.1 million as compared to $17.6 million for the year ended December 31, 2021. The increase in interest expense of $2.5 million, or 14.1%, was driven by increased asset-based borrowings to support growth in our premium finance lines, the increase in floating rate borrowing costs, and higher usage of the revolving working capital facility and letters of credit to support net written premium growth.

For the year ended December 31, 2022, depreciation and amortization expense was $18.6 million, including $16.2 million of intangible amortization related to purchase accounting associated with acquisitions of ITC, Sky Auto, Smart AutoCare and Fortegra. For the year ended December 31, 2021, depreciation and amortization expense was $17.2 million, including $15.3 million of intangible amortization from purchase accounting related to acquisitions of Sky Auto, Smart AutoCare and Fortegra.

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

The below table shows gross written premiums and premium equivalents by business mix for the following periods:

	For the Year Ended December 31,
($ in thousands)	Gross Written Premiums and Premium Equivalents
	2022	2021
U.S. Insurance	$1,690,072	$1,438,393
U.S. Warranty Solutions	852,839	652,052
Europe	137,860	103,579
Total	$2,680,771	$2,194,024

Total gross written premiums and premium equivalents for the year ended December 31, 2022 were $2.7 billion as compared to $2.2 billion in 2021. The growth of $486.7 million, or 22.2%, is driven by a combination of factors including Fortegra’s growing distribution partner network, expanding admitted and E&S insurance lines, and increasing market penetration in the service contract sector through the acquisitions of Smart AutoCare (January 2020) and Sky Auto (December 2020).

We believe the continued growth in commercial E&S and service contract lines will result in increased gross written premiums and premium equivalents, and therefore growth in unearned premiums and deferred revenues on the balance sheet. The growth in gross written premiums and premium equivalents, combined with higher retention in select products, has resulted in an increase of $347.8 million, or 21.0%, in Fortegra’s unearned premiums and deferred revenue on the balance sheet. As of December 31, 2022, Fortegra’s unearned premiums and deferred revenues were $2.0 billion, as compared to $1.7 billion as of December 31, 2021.

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

The combined ratio was 90.7% for the year ended December 31, 2022, which consisted of an underwriting ratio of 77.6% and an expense ratio of 13.1%, as compared to 90.6%, 74.7% and 15.9%, respectively, for the year ended December 31, 2021. The combined ratio remained consistent, driven by the scalability of Fortegra’s technology and shared service platform, which improved the expense ratio, while the underwriting ratio increased due to a shift in business mix toward lines with higher loss ratios and lower expense ratios. Our focus on underwriting expertise, A.I. driven lead generation, and technology-enhanced administration improves productivity, lowers administrative costs and results in agent relationships sustained over the long-term.

Return on Average Equity

Return on average equity is expressed as the ratio of net income to average stockholders’ equity during the period. Management uses this ratio as a measure of the on-going performance of the totality of the Company’s operations.

Return on average equity was 14.6% for the year ended December 31, 2022, as compared to 17.1%, for the year ended December 31, 2021, driven by an increase in net realized and unrealized losses in 2022 period compared to 2021 as well as higher average equity balances, partially offset by growth in underwriting and fee revenues.

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

The below table shows underwriting and fee revenues and underwriting and fee margin by business mix for the following periods:

	For the Year Ended December 31,
($ in thousands)	Underwriting and Fee Revenues (1)		Underwriting and Fee Margin (1)
	2022	2021	2022	2021
U.S. Insurance	$922,293	$690,154	$172,046	$141,258
U.S. Warranty Solutions	274,923	230,942	88,264	90,255
Europe	59,708	47,144	21,323	13,032
Total	$1,256,924	$968,240	$281,633	$244,545
(1)    See “—Non-GAAP Reconciliations” for a discussion of non-GAAP financial measures.

Underwriting and fee revenues were $1,256.9 million for the year ended December 31, 2022, as compared to $968.2 million, for the year ended December 31, 2021. Total underwriting and fee revenues were up $288.7 million, or 29.8%, driven by growth in all product lines. U.S. Insurance revenues increased $232.1 million, or 33.6%, driven by growth in E&S commercial, collateral protection and credit insurance lines. The increase in U.S. Warranty Solutions was $44.0 million, or 19.0%, driven by growth in auto, consumer goods, and premium finance. Europe increased by $12.6 million, or 26.7%, driven by growth in auto and consumer goods service contracts.

Underwriting and fee margin was $281.6 million for the year ended December 31, 2022 as compared to $244.5 million for the year ended December 31, 2021, representing an increase of $37.1 million, or 15.2%, driven by growth in U.S Insurance and Europe. U.S. Insurance grew by $30.8 million, or 21.8%, from growth in specialty admitted and E&S lines. U.S. Warranty Solutions decreased by $2.0 million, or 2.2%, primarily driven by the deferral of revenues associated with contracts acquired by Sky Auto. This revenue deferral in 2022 for Sky Auto was partially offset by the deferral of direct marketing costs in other expenses and therefore had minimal impact on the combined ratio or income before taxes in comparing 2022 versus 2021. Europe increased by $8.3 million, or 63.6%, driven by growth in auto and consumer goods service contracts.

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

For the year ended December 31, 2022, adjusted net income and adjusted return on average equity were $83.8 million and 26.1%, respectively, as compared to $66.8 million and 22.2%, respectively, for the year ended December 31, 2021. The improvement in metrics was driven by the growth in revenues and consistent combined ratio.

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

For the year ended December 31, 2022, net investment income was $12.2 million compared to $17.9 million in 2021 with the decrease driven by a reduction in special dividend income on equity securities, increases in investment expenses on alternative investments, and a higher allocation to cash and cash equivalents which is recorded in other income. Net realized and unrealized losses were $20.3 million, compared to losses of $2.0 million in 2021, with the increase driven by realized and unrealized losses on equity securities and credit investment funds in 2022.

Tiptree Capital

Tiptree Capital consists of our Mortgage segment, which includes the operating results of Reliance, our mortgage business, and Tiptree Capital - Other, which consists of our other non-insurance operating businesses and investments. As of December 31, 2022, Tiptree Capital - Other includes our Invesque shares and maritime transportation operations.

Mortgage

Through our Mortgage operating subsidiary, Reliance, we originate, sell, securitize and service one-to-four-family, residential mortgage loans, comprised of conforming mortgage loans, Federal Housing Administration (“FHA”), Veterans Administration (“VA”), United States Department of Agriculture (“USDA”), and to a lesser extent, non-agency jumbo prime.

We are an approved seller/servicer for Fannie Mae and Freddie Mac. We are also an approved issuer and servicer for Ginnie Mae. We originate residential mortgage loans through our retail distribution channel (directly to consumers) in 39 states and the District of Columbia as of December 31, 2022.

The following tables present the Mortgage segment results for the following periods:

Results of Operations

($ in thousands)	For the Year Ended December 31,
	2022	2021
Revenues:
Net realized and unrealized gains (losses)	$51,345	$92,307
Other revenue	18,901	18,988
Total revenues	$70,246	$111,295
Expenses:
Employee compensation and benefits	$41,637	$56,819
Interest expense	1,631	1,168
Depreciation and amortization	799	885
Other expenses	25,305	24,016
Total expenses	$69,372	$82,888
Income (loss) before taxes	$874	$28,407

Key Performance Metrics:
Origination volumes	$1,134,351	$1,608,311
Gain on sale margins	4.7%	5.6%
Return on average equity	0.9%	38.9%

Non-GAAP Financial Measures (1):
Adjusted net income	$(4,658)	$17,434
Adjusted return on average equity	(8.1)%	28.8%
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

Revenues - 2022 compared to 2021

For the year ended December 31, 2022, $1.1 billion of loans were funded, compared to $1.6 billion for 2021, a decrease of $474.0 million, or 29.5%. Origination volumes for 2022 declined given the rise in mortgage interest rates. Gain on sale margins decreased to 4.7% for the year ended December 31, 2022, down approximately 90 basis points from 5.6% for the year ended December 31, 2021.

Net realized and unrealized gains for the year ended December 31, 2022 were $51.3 million, compared to $92.3 million for 2021, a decrease of $41.0 million or 44.4%. The primary driver of decreased gain on sale revenues was the decline in volumes and gain on sale margins, partially offset by positive fair value adjustments in mortgage servicing rights of $7.0 million as prepayment speeds declined from December 31, 2021.

Other revenue for the year ended December 31, 2022 was $18.9 million, compared to $19.0 million for 2021, a decrease of $0.1 million, or 0.5%. As of December 31, 2022, the mortgage servicing asset was valued at $41.4 million, an increase from $29.8 million as of December 31, 2021.

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

Depreciation is mainly associated with furniture, fixtures and equipment. Amortization is primarily associated with a trade name and internally developed software.

Other Expenses include loan origination expenses, namely, leads, appraisals, credit reporting and licensing fees, general and administrative expenses, including office rent, insurance, legal, consulting and payroll processing expenses, and servicing expense.

Expenses - 2022 compared to 2021

For the year ended December 31, 2022, employee compensation and benefits were $41.6 million, compared to $56.8 million in 2021, a decrease of $15.2 million or 26.7%. The decrease was driven primarily by reduced commissions on lower origination volumes and lower performance related incentive compensation. For the year ended December 31, 2022, interest expense was at $1.6 million, an increase of $0.5 million or 39.6% driven by higher interest rates. For the year ended December 31, 2022, other expenses were $25.3 million, compared to $24.0 million in 2021, with the $1.3 million increase driven by higher loan origination expense. For the year ended December 31, 2022, depreciation and amortization were $0.8 million, compared to $0.9 million in 2021, with the decrease driven by lower depreciation expense.

Income (loss) before taxes

Income before taxes for the year ended December 31, 2022 was $0.9 million, compared to $28.4 million in 2021. The primary driver of the decrease was a decline in volumes and margins, partially offset by higher servicing fees attributable to the larger servicing portfolio, in addition to positive fair value adjustments on the mortgage servicing rights asset, as compared to 2021.

Tiptree Capital - Other

The following tables present a summary of Tiptree Capital - Other results for the following periods:

Results of Operations

	For the Year Ended December 31,
($ in thousands)	Total revenue		Income (loss) before taxes
	2022	2021	2022	2021
Senior living (Invesque)	$(16,015)	$3,091	$(16,015)	$3,091
Maritime transportation(1)	64,947	35,562	49,809	11,635
Other (2)	29,778	66,436	(2,391)	2,484
Total	$78,710	$105,089	$31,403	$17,210
(1)    Includes $15.1 million and $23.9 million of expenses related to our Maritime transportation operations for the years ended December 31, 2022 and 2021, respectively.
(2)    Includes our formerly held for sale mortgage originator (Luxury), asset management, and certain intercompany elimination transactions.

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

Revenues for the year ended December 31, 2022 were $78.7 million compared to $105.1 million for 2021 with the decline primarily driven by unrealized losses on our investment in Invesque in the 2022 period compared to gains in the 2021 period and the deconsolidation of Luxury effective July 1, 2022, offset by higher charter rates and gain on sale of three dry bulk vessels and two product tankers in our maritime transportation business.

Income (loss) before taxes

The income before taxes from Tiptree Capital - Other for the year ended December 31, 2022 was $31.4 million, compared to income before taxes of $17.2 million in 2021, with the increase driven by the gain on sale of three dry bulk vessels and two product tankers, partially offset by the unrealized losses on Invesque.

Adjusted net income - Non-GAAP(1)

($ in thousands)	For the Year Ended December 31,
	2022	2021
Senior living (Invesque)	$—	$—
Maritime transportation	12,707	10,713
Other	920	50
Total	$13,627	$10,763
(1)    See “—Non-GAAP Reconciliations” for a discussion of non-GAAP financial measures.

Adjusted net income increased to $13.6 million for the year ended December 31, 2022 compared to $10.8 million in 2021. The increase was driven by the improvement in maritime transportation operations.

Corporate
The following table presents a summary of corporate results for the following periods:

Results of Operations

($ in thousands)	For the Year Ended December 31,
	2022	2021
Employee compensation and benefits	$7,948	$7,406
Employee incentive compensation expense	19,240	20,654
Interest expense	4,225	10,032
Depreciation and amortization	807	805
Other expenses	14,196	11,235
Total expenses	$46,416	$50,132
Corporate expenses include expenses of the holding company for interest expense, employee compensation and benefits, and public company and other expenses. Corporate employee compensation and benefits includes the expense of management, legal and accounting staff. Other expenses primarily consisted of audit and professional fees, insurance, office rent and other related expenses.

Employee compensation and benefits, including incentive compensation expense, were $27.2 million for the year ended December 31, 2022, compared to $28.1 million for 2021, driven by a decrease in performance related employee incentive compensation. Of the 2022 and 2021 incentive compensation expense, $7.1 million and $8.6 million, respectively, was stock-based compensation expense primarily related to awards granted in third quarter 2021. Interest expense for the year ended December 31, 2022 and 2021 was $4.2 million and $10.0 million, respectively. As of December 31, 2022, the Company had no outstanding borrowings at the holding company, compared to $114.1 million at December 31, 2021. Other expenses of $14.2 million increased by $2.9 million from the year ended December 31, 2021, primarily driven by a $2.1 million loss on extinguishment of debt and increased consulting and professional fees.

Provision for Income Taxes

On June 21, 2022, the WP Transaction was completed, in which Warburg invested $200.0 million in Tiptree’s insurance subsidiary, Fortegra. The WP Transaction, along with Fortegra management’s ownership, reduced Tiptree’s equity ownership in Fortegra below 80% such that, while still consolidated for GAAP financial reporting purposes, Fortegra will no longer be included in the consolidated tax return group with Tiptree. Tiptree has recorded deferred tax liabilities related to the basis difference in Tiptree’s investment in Fortegra as of December 31, 2022. This deferred tax liability represents the tax that would be due, before consideration of loss carryforwards, if Tiptree were to sell any of its Fortegra stock at its carrying value on Tiptree’s balance sheet. The increase in deferred tax liabilities was $44.8 million, with $11.7 million impacting stockholders’ equity directly (including AOCI) and $33.1 million impacting net income for the year ended December 31, 2022.

The total income tax expense of $50.5 million for the year ended December 31, 2022 and $21.3 million for the year ended December 31, 2021 is reflected as a component of net income (loss). For the year ended December 31, 2022, the Company’s effective tax rate was equal to 93.4%. The effective rate for the year ended December 31, 2022 was significantly higher than the U.S. statutory income tax rate of 21.0%, primarily from the impact of recording deferred taxes relating to the tax deconsolidation of Fortegra. For the year ended December 31, 2021, the Company’s effective tax rate was equal to 32.6%. The effective rate for the year ended December 31, 2021 was equal to the U.S. federal statutory income tax rate of 21.0%, due to the impact of state taxes offset by other discrete items.

On August 16, 2022, the U.S. government enacted Public Law no. 117-169, commonly referred to as the Inflation Reduction Act, which, among other things, establishes a corporate minimum tax on book earnings and an excise tax on stock buybacks. It is not expected that this legislation will have a material financial impact on the Company or its operations.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was enacted, implementing numerous changes to tax law including temporary changes regarding the prior and future utilization of net operating losses. During the year ended December 31, 2020, the Company recorded a $7.3 million tax benefit related to the ability to carryback net operating losses to prior periods under the CARES Act, resulting in a decrease of our deferred tax asset of $16.8 million and an increase to our current receivable of $24.1 million.

Balance Sheet Information

Tiptree’s total assets were $4,039.6 million as of December 31, 2022, compared to $3,599.1 million as of December 31, 2021. The $440.4 million increase in assets is primarily attributable to the growth in the Insurance segment, proceeds from the WP Transaction and the increase in cash and equivalents from the sale of our dry bulk vessels and product tankers.

Total stockholders’ equity was $533.6 million as of December 31, 2022, compared to $400.2 million as of December 31, 2021, with the increase primarily driven by the WP Transaction, partially offset by other comprehensive losses on AFS securities for the year ended December 31, 2022. As of December 31, 2022, there were 36,385,299 shares of common stock outstanding as compared to 34,124,153 shares as of December 31, 2021, with the increase driven by the exercise of warrants and the vesting of share-based incentive compensation, partially offset by stock repurchases.

The following table is a summary of certain balance sheet information:

	As of December 31, 2022
		Tiptree Capital
($ in thousands)	Insurance	Mortgage	Other	Corporate	Total
Total assets	$3,702,577	$156,122	$86,402	$94,462	$4,039,563

Corporate debt	$160,000	$—	$—	$—	$160,000
Asset based debt	60,628	47,454	—	—	108,082

Tiptree Inc. stockholders’ equity	$205,666	$54,743	$71,666	$65,290	$397,365
Non-controlling interests:
Fortegra preferred interests	77,679	—	—	—	77,679
Common interests	55,364	—	3,165	—	58,529
Total stockholders’ equity	$338,709	$54,743	$74,831	$65,290	$533,573

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

($ in thousands)	For the Year Ended December 31,
	2022	2021
Total revenues	$1,248,796	$984,130
Less: Net investment income	(12,219)	(17,896)
Less: Net realized and unrealized gains (losses)	20,347	2,006
Underwriting and fee revenues	$1,256,924	$968,240

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

($ in thousands)	For the Year Ended December 31,
	2022	2021
Income (loss) before income taxes	$68,150	$69,857
Less: Net investment income	(12,219)	(17,896)
Less: Net realized and unrealized gains (losses)	20,347	2,006
Plus: Depreciation and amortization	18,551	17,223
Plus: Interest expense	20,054	17,576
Plus: Employee compensation and benefits	87,918	76,552
Plus: Other expenses	78,832	79,227
Underwriting and fee margin	$281,633	$244,545

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

	For the Year Ended December 31, 2022
		Tiptree Capital
($ in thousands)	Insurance	Mortgage	Other	Corporate	Total
Income (loss) before taxes	$68,150	$874	$31,403	$(46,416)	$54,011
Less: Income tax (benefit) expense	(21,251)	(363)	(5,545)	(23,291)	(50,450)
Less: Net realized and unrealized gains (losses)	20,347	(7,003)	(18,788)	—	(5,444)
Plus: Intangibles amortization (1)	16,229	—	—	—	16,229
Plus: Stock-based compensation expense	2,423	—	—	7,093	9,516
Plus: Non-recurring expenses	3,374	—	(729)	2,108	4,753
Plus: Non-cash fair value adjustments	(939)	—	3,555	—	2,616
Less: Tax on adjustments (2)	(4,501)	1,834	3,731	31,106	32,170
Adjusted net income	$83,832	$(4,658)	$13,627	$(29,400)	$63,401

Adjusted net income	$83,832	$(4,658)	$13,627	$(29,400)	$63,401
Average stockholders’ equity	$321,320	$57,575	$98,373	$(10,390)	$466,878
Adjusted return on average equity	26.1%	(8.1)%	13.9%	NM %	13.6%

	For the Year ended December 31, 2021
		Tiptree Capital
($ in thousands)	Insurance	Mortgage	Other	Corporate	Total
Income (loss) before taxes	$69,857	$28,407	$17,210	$(50,132)	$65,342
Less: Income tax (benefit) expense	(18,438)	(4,882)	(1,992)	4,021	(21,291)
Less: Net realized and unrealized gains (losses)	(3,732)	(5,798)	(3,091)	—	(12,621)
Plus: Intangibles amortization (1)	15,329	—	—	—	15,329
Plus: Stock-based compensation expense	2,006	331	213	8,581	11,131
Plus: Non-recurring expenses	2,158	—	938	2,171	5,267
Plus: Non-cash fair value adjustments	—	—	(3,170)	—	(3,170)
Less: Tax on adjustments (2)	(398)	(624)	655	4,249	3,882
Adjusted net income	$66,782	$17,434	$10,763	$(31,110)	$63,869

Adjusted net income	$66,782	$17,434	$10,763	$(31,110)	$63,869
Average stockholders’ equity	$300,820	$60,433	$113,717	$(88,111)	$386,859
Adjusted return on average equity	22.2%	28.8%	9.5%	NM%	16.5%

The footnotes below correspond to the tables above, under “—Adjusted Net Income - Non-GAAP and “—Adjusted Return on Average Equity - Non-GAAP”.
(1) Specifically associated with acquisition purchase accounting. See Note (9) Goodwill and Intangible Assets, net.
(2) Tax on adjustments represents the tax applied to the total non-GAAP adjustments and includes adjustments for non-recurring or discrete tax impacts. For the year ended December 31, 2022, included in the adjustment is an add-back of $33.1 million, respectively, related to deferred tax expense from the WP Transaction.

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

($ in thousands)	For the Year Ended December 31,
	2022	2021
Net income (loss) attributable to common stockholders	$(8,274)	$38,132
Add: net (loss) income attributable to non-controlling interests	11,835	5,919
Corporate debt related interest expense(1)	19,290	24,426
Consolidated provision (benefit) for income taxes	50,450	21,291
Depreciation and amortization	22,973	24,437
Non-cash fair value adjustments(2)	(200)	(7,945)
Non-recurring expenses(3)	2,556	5,267
Other comprehensive income (loss), pre-tax	(62,536)	(10,751)
Warburg gain to book value(4)	54,013	—
Third party non-controlling interests(5)	(8,983)	—
Adjusted EBITDA	$81,124	$100,776

(1)
Corporate debt interest expense includes interest expense from secured corporate credit agreements, junior subordinated notes and preferred trust securities. Interest expense associated with asset-specific debt is not added-back for Adjusted EBITDA.

(2)	For maritime transportation operations, depreciation and amortization is deducted as a reduction in the value of the vessel. From insurance operations, changes in the fair value of the Fortegra Additional Warrant liability is added back.
(3)	Acquisition, start-up and disposition costs, including debt extinguishment, legal, taxes, banker fees and other costs.
(4)	The pre-tax gain recorded directly to Tiptree Inc. stockholders’ equity was included in Adjusted EBITDA, net of add-backs included in prior period Adjusted EBITDA.
(5)	Adjusts for the comprehensive income (loss) (including EBITDA and AOCI impacts) for the non-controlling interests of The Fortegra Group.

Book Value per share - Non-GAAP

Management believes the use of this financial measure provides supplemental information useful to investors as book value is frequently used by the financial community to analyze company growth on a relative per share basis. The following table provides a reconciliation between total stockholders’ equity and total shares outstanding, net of treasury shares.

($ in thousands, except per share information)	As of December 31,
	2022	2021
Total stockholders’ equity	$533,573	$400,181
Less: Non-controlling interests	136,208	17,227
Total stockholders’ equity, net of non-controlling interests	$397,365	$382,954

Total common shares outstanding	36,385	34,124

Book value per share	$10.92	$11.22

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

As of December 31, 2022, cash and cash equivalents, excluding restricted cash, were $538.1 million, compared to $175.7 million at December 31, 2021, an increase of $362.3 million primarily as a result of the WP Transaction, growth in gross written premium and premium equivalents at Fortegra, sales and maturities of investments within Fortegra and the sale of three dry bulk vessels and two product tankers in our maritime transportation business.

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

Corporate Debt

($ in thousands)	Corporate Debt Outstanding as of December 31,		Interest Expense for the year ended December 31,
	2022	2021	2022	2021
Insurance	$160,000	$162,160	$14,675	$14,232
Corporate	—	114,063	4,615	10,193
Total	$160,000	$276,223	$19,290	$24,425

The balance of the corporate credit facility was repaid during June 2022 as part of the WP Transaction. See Note (11) Debt, net in the notes to consolidated financial statements for details for prior periods.

On October 21, 2022, Fortegra entered into a Second Amended and Restated Credit Agreement by and among Fortegra Financial, and its subsidiary, LOTS Intermediate Co., as borrowers, the lenders from time to time party thereto, certain of Fortegra’s subsidiaries, as guarantors, and Fifth Third Bank, National Association, as the administrative agent and issuing lender (the “Fortegra Credit Agreement”). The Fortegra Credit Agreement provides for a $200 million revolving credit facility, all of which is available for the issuance of letters of credit, with a sub-limit of $25 million for swing loans and matures on October 21, 2027.

Consolidated Comparison of Cash Flows

($ in thousands)	For the Year Ended December 31,
Total cash provided by (used in):	2022	2021
Net cash (used in) provided by:
Operating activities	$463,073	$204,316
Investing activities	9,514	(273,759)
Financing activities	(115,186)	73,735
Net increase (decrease) in cash, cash equivalents and restricted cash	$357,401	$4,292
Operating Activities

Cash provided by operating activities was $463.1 million for the year ended December 31, 2022. In 2022, the primary sources of cash from operating activities included proceeds from mortgage loans outpacing originations and growth in insurance premiums written resulting in increases in unearned premiums, policy liabilities and unpaid claims and deferred revenues, which were partially offset by increases in deferred acquisition costs and reinsurance receivables.

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

Investing Activities

Cash provided by investing activities was $9.5 million for the year ended December 31, 2022. In 2022, the primary sources of cash were proceeds from the sale of investments outpacing the purchases of investments. The primary uses of cash from investing activities were the issuance of notes receivable outpacing proceeds and the acquisition of ITC.

Cash used in investing activities was $273.8 million for the year ended December 31, 2021. In 2021, the primary uses of cash from investing activities were the purchase of investments outpacing proceeds from the sales of investments in our insurance investment portfolio, and the issuance of notes receivable outpacing proceeds.

Financing Activities

Cash used in financing activities was $115.2 million for the year ended December 31, 2022. In 2022, the cash usage was from a combination of principal repayments on corporate borrowings and mortgage warehouse facilities exceeded proceeds from borrowings, the repurchase of the Company’s common stock and the payment of dividends, which was partially offset by cash received from the WP Transaction and the exercise of warrants.

Cash provided by financing activities was $73.7 million for the year ended December 31, 2021. In 2021, proceeds from borrowings exceeded principal repayments on mortgage warehouse facilities and asset-based debt supporting our premium finance operations in the insurance business, partially offset by net redemptions of non-controlling interest, the repurchase of the Company’s common stock and the payment of dividends.

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

Impairment

Goodwill and Intangible Assets, net

The initial measurement of goodwill and intangibles requires judgment concerning estimates of the fair value of the acquired assets and liabilities. Goodwill and indefinite-lived intangible assets are not amortized but subject to tests for impairment annually or if events or circumstances indicate it is more likely than not they may be impaired. Finite-lived intangible assets are subject to impairment if events or circumstances indicate a possible inability to realize the carrying amount. At both December 31, 2022 and 2021, we had two reporting units for goodwill impairment testing, of which the fair value substantially exceeded carrying value as of that date. See Note (9) Goodwill and Intangible Assets, net.

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

During the year ended December 31, 2022 the Company experienced favorable prior year development of $0.9 million, compared to unfavorable prior year development of $2.6 million and $5.4 million for the years ended December 31, 2021 and 2020, respectively. In 2022, the $0.9 million favorable prior year development is primarily due to lower-than-expected claim severity in our commercial lines business. In 2021, the $2.6 million increase in prior year development is primarily due to higher-than-expected claim severity from business written by a small group of producers of our personal and commercial lines of business. In 2020, the $5.4 million increase was due to higher than expected claim frequency from business written by a small group of producers of our personal and commercial lines of business, of which $2.2 million related to our non-standard auto business. The underlying cause of the 2020 prior year development was the result of a subset of risk where the loss ratio pegs used in our year end actuarial determination was low given the ultimate frequency that emerged. The non-standard programs which contributed to the prior year development in 2020 experienced loss emergence in excess of levels contemplated when originally pricing the products. The Company responded to this emergence by filing for increased rates for the one underperforming active program and non-renewing all business for the two programs in run-off.

Management considers the prior year development for all three years to be insignificant when considered in the context of our annual earned premiums, net as well as our net losses and loss adjustment expenses and member benefit claims expenses. Earned premiums, net in 2022 were $904.8 million and net losses and loss adjustment expenses were $361.6 million, which resulted to a loss ratio of 40.0%. Without the $0.9 million of favorable prior year development, the calendar year loss ratio would have been approximately 0.1% higher. For comparison, the 2021 and 2020 loss ratios were 37.0% and 37.2%, respectively. In general, the Company's loss ratio results have been predictable and consistent over time. Actuarial estimates are subject to estimation variability, and while management uses its best judgment in establishing the estimate of required unpaid claims, different assumptions and variables could lead to significantly different unpaid claims estimates. The variability in these estimates can, and have in the past, been significant to pretax income.

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

Accident Year 2022 Sensitivity Test Change in Loss & Frequency & Severity on Ultimate
($ in thousands)
Scenario	Ultimate Cost	Change
5% higher	$380	$18,073
3% higher	$372	$10,844
1% higher	$365	$3,615
Base scenario	$361	$—
1% lower	$358	$(3,615)
3% lower	$351	$(10,844)
5% lower	$343	$(18,073)

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

The Company evaluates whether all deferred acquisition costs are recoverable at year end, and considers investment income in the recoverability analysis for insurance policy related deferred acquisition costs. As a result of the Company’s evaluations, no write-offs for unrecoverable deferred acquisition costs were recognized during the years ended December 31, 2022 and 2021.

Amortization of deferred acquisition costs was $479.1 million and $375.1 million for the years ended December 31, 2022 and 2021.

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

Service and Administrative Fees

The Company earns service and administrative fees from a variety of activities. Such fees are typically positively correlated with transaction volume and are recognized as revenue as they become both realized and earned. Revenues from contracts with customers were $300.2 million and $258.6 million for the years ended December 31, 2022 and 2021, respectively, and include auto and consumer goods service contracts, motor clubs, other service and administrative fees, vessel related revenue and management fee income. See Note (14) Revenue from Contracts with Customers for more detailed disclosure regarding these revenues.
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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We are exposed to interest rate risk related to borrowings in various businesses. These risks result primarily from changes in SOFR rates and the spread over SOFR rates related to the credit risks of our businesses.

For fixed rate debt, interest rate fluctuations generally affect the fair value of our liabilities, but do not impact our earnings. Therefore, interest rate risk does not have a significant impact on our fixed rate debt obligations until such obligations mature or until we elect to prepay and refinance such obligations. If interest rates have risen at the time our fixed rate debt matures or is refinanced, our future earnings could be adversely affected by additional borrowing costs. Conversely, lower interest rates at the time of maturity or refinancing may lower our overall interest expense. As of December 31, 2022, the Company had $125 million of general purpose fixed rate debt outstanding maturing in 2057.

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

As of December 31, 2022, Tiptree’s holding company had no general purpose floating rate debt as it was repaid in June 2022. As of December 31, 2021, we had $114.1 million of general purpose floating rate debt with a weighted average rate of 7.75%.

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

As of December 31, 2022, we had $706.4 million invested in interest bearing instruments, which represents 61% of the total investment portfolio (including cash and cash equivalents). The estimated effects of a hypothetical increase in interest rates of 100 bps would result in a decrease to the fair value of the portfolio by $24.8 million. As of December 31, 2021, we had $658.8 million invested in interest bearing instruments, which represented 72% of the total investment portfolio. The estimated effects of a hypothetical increase in interest rates of 100 bps would result in a decrease to the fair value of the portfolio by $20.0 million.

Credit Risk
We are exposed to credit risk in the form of available for sale securities, investments in loans, and other investments as follows:

($ in thousands)	As of December 31,
	2022	2021
Available for sale securities, at fair value (1)
Obligations of state and political subdivisions	$49,454	$58,660
Corporate securities	161,999	144,877
Asset backed securities	15,349	17,447
Certificates of deposit	756	2,696
Obligations of foreign governments	2,362	2,590
Loans, at fair value(2)
Corporate loans	14,312	7,099
Other investments(3)
Corporate bonds, at fair value	42,080	38,965
Debentures	23,853	21,057
Trade Claims	—	19,737
Other	230	216
Total	$310,395	$313,344
(1)    The Company also holds investments in U.S. Treasury securities and obligations of U.S. government authorities and agencies of $382.1 million and $351.2 million as of December 31, 2022 and 2021, respectively. These investments do not represent a credit risk and are excluded.
(2)    The Company also holds investments in mortgage loans held for sale of $50.5 million and $98.5 million as of December 31, 2022 and 2021, respectively. These investments do not represent a credit risk and are excluded.
(3)    The Company also holds other investments of $6.9 million and $88.7 million as of December 31, 2022 and 2021, respectively, primarily comprised of vessels and other investments. These investments do not represent a credit risk and are excluded.
Credit risk within the Company’s investments represents the exposure to the adverse changes in the creditworthiness of individual investment holdings, issuers, groups of issuers, industries, and countries. As of December 31, 2022 and 2021, 76% and 72%, respectively, of the investments subject to credit risk had investment grade ratings. A widening of credit spreads by 100 bps for the investments subject to credit risk would result in a decrease of $5.8 million and $6.3 million to the fair value of the portfolio as of December 31, 2022 and 2021, respectively.
In addition, our mortgage business also underwrites mortgage loans for the purpose of selling them into the secondary market. Due to the relatively short holding period, the credit risk associated with mortgage loans held for sale is not expected to be significant.
See Note (6) Investments to the consolidated financial statements for more information regarding our investments in loans by type.

Market Risk
We are primarily exposed to market risk related to the following investments:

($ in thousands)	As of December 31, 2022			As of December 31, 2021
	Insurance	Tiptree Capital - Other	Total	Insurance	Tiptree Capital - Other	Total
Invesque	$2,670	$12,784	$15,454	$6,015	$28,799	$34,814
Fixed income exchange traded fund	56,256	—	56,256	53,154	—	53,154
Other equity securities	14,066	—	14,066	50,515	—	50,515
Total equity securities	$72,992	$12,784	$85,776	$109,684	$28,799	$138,483

A 10% increase or decrease in the fair value of such investments would result in $8.6 million and $13.8 million of unrealized gains and losses as of December 31, 2022 and 2021, respectively.
As of December 31, 2022 and 2021, we owned 17.0 million shares of common stock, respectively, or approximately 31%, of Invesque, a real estate investment company that specializes in health care real estate and senior living property investment throughout North America. The value of our Invesque shares is reported at fair market value on a quarterly basis. Invesque historically paid monthly dividends until April 2020, when dividends were discontinued. A loss in the fair market value of our Invesque shares or a reduction or discontinuation in the dividends paid on our Invesque shares could have a material adverse effect on our financial condition and results of operations. As of December 31, 2022 and 2021, the fair value of the Invesque shares was based on the market price.
See “Risk Factors — Risks Related to our Business - Our investment in Invesque shares is subject to market volatility and the risk that Invesque changes its dividend policy”.
Foreign Currency Exchange Rate Risk
We have foreign currency exchange rate risk associated with certain assets and liabilities related to our foreign operations. At December 31, 2022 and 2021, 93% of our invested assets were denominated in United States (U.S.) Dollars. At December 31, 2022 and 2021, 93% and 94%, respectively, of our combined unpaid premiums and deferred revenue were denominated in U.S. Dollars. At that date, the largest foreign currency denominated balance was a fixed income exchange traded fund in British Pound Sterling reported within equity securities.
Counterparty Risk
We are subject to counterparty risk to the extent that we engage in derivative activities for hedging or other purposes. As of December 31, 2022 and 2021, the total fair value of derivative assets subject to counterparty risk, including the effect of any legal right of offset, totaled $4.3 million and $8.2 million, respectively. We generally manage our counterparty risk to derivative counterparties by entering into contracts with counterparties of high credit quality.
Total reinsurance receivables were $1,176.1 million and $880.8 million as of December 31, 2022 and 2021, respectively. Of those amounts, $603.3 million and $533.6 million, respectively, related to contracts with third-party captives in which we hold collateral or receive letters of credit in excess of the reinsurance receivables. The remainder is held with high quality reinsurers, substantially all of which have a rating of A or better by A.M. Best. As of December 31, 2022, the non-affiliated reinsurers from whom our insurance business has the largest reinsurance receivable balances represented $189.2 million, or 16.1% of the total, and included: Allianz Global Corporate & Specialty SE (A.M. Best Rating: A+ rated), Canada Life Assurance Company (A.M. Best Rating: A+ rated), and Canada Life International Reinsurance (Bermuda) Corporation (A.M. Best Rating: A+ rated). A majority of the related receivables from these reinsurers are collateralized by assets on hand and letters of credit; receivable balances from authorized reinsurers do not require collateral. Allianz Global Corporate & Specialty SE and Canada Life Assurance Company are authorized reinsurers in the states in which Fortegra’s U.S. based insurance entities are domiciled. The Company monitors authorization status and A.M. Best ratings of its reinsurers periodically. As of December 31, 2022, the Company does not believe there is a risk of loss due to the concentration of credit risk in the reinsurance program given the collateralization.
We were also exposed to counterparty risk of approximately $191.1 million and $157.9 million as of December 31, 2022 and 2021, respectively, related to our retrospective commission arrangements; associated risks are offset by the Company’s contractual ability to withhold future commissions against the retrospective balances. In addition, we are exposed to counterparty risk of approximately $121.3 million and $89.8 million as of December 31, 2022 and 2021, respectively, related to our premium financing business. The risk associated with such arrangements is mitigated by the fact that we have the contractual ability to cancel the insurance policy and have premiums refunded to us by the insurer in the event of a counterparty default.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Tiptree Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Tiptree Inc. and subsidiaries (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income (loss), changes in stockholders’ equity, and cash flows, for each of the three years in the period ended December 31, 2022, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 8, 2023, expressed an unqualified opinion on the Company’s internal control over financial reporting.
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
March 8, 2023

We have served as the Company's auditor since 2017.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Tiptree Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Tiptree Inc. and subsidiaries (the “Company”) as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2022, of the Company and our report dated March 8, 2023 expressed an unqualified opinion on those financial statements.
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

/s/Deloitte & Touche LLP
New York, New York
March 8, 2023

TIPTREE INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(in thousands, except share data)

	As of December 31,
	2022	2021
Assets:
Investments:
Available for sale securities, at fair value, net of allowance for credit losses	$611,980	$577,448
Loans, at fair value	64,843	105,583
Equity securities	85,776	138,483
Other investments	73,025	168,656
Total investments	835,624	990,170
Cash and cash equivalents	538,065	175,718
Restricted cash	12,782	19,368
Notes and accounts receivable, net	502,311	454,369
Reinsurance receivables	1,176,090	880,836
Deferred acquisition costs	498,925	379,373
Goodwill	186,608	179,103
Intangible assets, net	117,015	122,758
Other assets	172,143	146,844
Assets held for sale	—	250,608
Total assets	$4,039,563	$3,599,147

Liabilities and Stockholders’ Equity
Liabilities:
Debt, net	$259,366	$393,349
Unearned premiums	1,357,436	1,123,952
Policy liabilities and unpaid claims	567,193	331,703
Deferred revenue	649,150	534,863
Reinsurance payable	305,097	265,569
Other liabilities and accrued expenses	367,748	306,536
Liabilities held for sale	—	242,994
Total liabilities	$3,505,990	$3,198,966

Stockholders’ Equity:
Preferred stock: $0.001 par value, 100,000,000 shares authorized, none issued or outstanding	$—	$—
Common stock: $0.001 par value, 200,000,000 shares authorized, 36,385,299 and 34,124,153 shares issued and outstanding, respectively	36	34
Additional paid-in capital	382,645	317,459
Accumulated other comprehensive income (loss), net of tax	(39,429)	(2,685)
Retained earnings	54,113	68,146
Total Tiptree Inc. stockholders’ equity	397,365	382,954
Non-controlling interests:
Fortegra preferred interests	77,679	—
Common interests	58,529	17,227
Total non-controlling interests	136,208	17,227
Total stockholders’ equity	533,573	400,181
Total liabilities and stockholders’ equity	$4,039,563	$3,599,147

See accompanying notes to consolidated financial statements.

TIPTREE INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(in thousands, except share data)

	For the Year Ended December 31,
	2022	2021	2020
Revenues:
Earned premiums, net	$904,765	$685,552	$477,991
Service and administrative fees	320,720	260,525	186,973
Ceding commissions	13,880	11,784	21,101
Net investment income	12,219	17,896	9,916
Net realized and unrealized gains (losses)	69,983	151,350	62,410
Other revenue	76,185	73,407	51,910
Total revenues	1,397,752	1,200,514	810,301
Expenses:
Policy and contract benefits	452,605	327,012	236,898
Commission expense	522,686	396,683	280,210
Employee compensation and benefits	182,657	207,322	172,737
Interest expense	30,240	37,674	32,582
Depreciation and amortization	22,973	24,437	17,578
Other expenses	132,580	142,044	109,148
Total expenses	1,343,741	1,135,172	849,153
Income (loss) before taxes	54,011	65,342	(38,852)
Less: provision (benefit) for income taxes	50,450	21,291	(13,627)
Net income (loss)	3,561	44,051	(25,225)
Less: net income (loss) attributable to non-controlling interests	11,835	5,919	3,933
Net income (loss) attributable to common stockholders	$(8,274)	$38,132	$(29,158)

Net income (loss) per common share:
Basic earnings per share	$(0.23)	$1.13	$(0.86)
Diluted earnings per share	$(0.23)	$1.09	$(0.86)

Weighted average number of common shares:
Basic	35,531,149	33,223,792	33,859,775
Diluted	35,531,149	33,688,256	33,859,775

Dividends declared per common share	$0.16	$0.16	$0.16

See accompanying notes to consolidated financial statements.

TIPTREE INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Loss)
(in thousands)

	For the Year Ended December 31,
	2022	2021	2020
Net income (loss)	$3,561	$44,051	$(25,225)

Other comprehensive income (loss), net of tax:
Change in unrealized gains (losses) on available for sale securities	(55,290)	(10,750)	5,125
Change in unrealized currency translation adjustments	(7,351)	—	—
Related (provision) benefit for income taxes	14,973	2,362	(1,176)
Other comprehensive income (loss), net of tax	(47,668)	(8,388)	3,949
Comprehensive income (loss)	(44,107)	35,663	(21,276)
Less: comprehensive income (loss) attributable to non-controlling interests	8,104	5,890	3,948
Comprehensive income (loss) attributable to common stockholders	$(52,211)	$29,773	$(25,224)

See accompanying notes to consolidated financial statements.

TIPTREE INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders’ Equity
(in thousands, except shares)

	Common stock						Non-controlling interests
	Number of shares	Par value	Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings	Total Tiptree Inc. stockholders’ equity	Fortegra preferred interests	Common interests	Total stockholders' equity
Balance at December 31, 2019	34,562,553	$35	$326,140	$1,698	$70,189	$398,062	$—	$13,353	$411,415
Adoption of accounting standard (1)	—	—	—	42	(42)	—	—	—	—
Amortization of share-based incentive compensation	—	—	3,441	—	—	3,441	—	4,130	7,571
Vesting of share-based incentive compensation(2)	504,195	—	100	—	—	100	—	(2,223)	(2,123)
Shares purchased under stock purchase plan	(2,384,286)	(2)	(13,887)	—	—	(13,889)	—	—	(13,889)
Non-controlling interest distributions	—	—	(645)	—	—	(645)	—	(1,389)	(2,034)
Net change in non-controlling interests and other	—	—	(135)	—	—	(135)	—	(425)	(560)
Common stock dividends declared	—	—	—	—	(5,566)	(5,566)	—	—	(5,566)
Other comprehensive income (loss), net of tax	—	—	—	3,934	—	3,934	—	15	3,949
Net income (loss)	—	—	—	—	(29,158)	(29,158)	—	3,933	(25,225)
Balance at December 31, 2020	32,682,462	$33	$315,014	$5,674	$35,423	$356,144	$—	$17,394	$373,538
Amortization of share-based incentive compensation	—	—	2,331	—	—	2,331	—	1,725	4,056
Vesting of share-based incentive compensation	596,601	—	3,563	—	—	3,563	—	(4,816)	(1,253)
Shares issued in exchange for vested subsidiary awards (3)	1,166,307	2	105	—	—	107	—	(1,565)	(1,458)
Shares purchased under stock purchase plan	(528,662)	(1)	(2,881)	—	—	(2,882)	—	—	(2,882)
Shares issued upon exercise of warrants	207,445	—	—	—	—	—	—	—	—
Repurchase of vested subsidiary awards	—	—	(770)	—	—	(770)	—	(309)	(1,079)
Non-controlling interest contributions	—	—	—	—	—	—	—	100	100
Non-controlling interest distributions	—	—	—	—	—	—	—	(1,095)	(1,095)
Net change in non-controlling interests and other	—	—	97	—	—	97	—	(97)	—
Common stock dividends declared	—	—	—	—	(5,409)	(5,409)	—	—	(5,409)
Other comprehensive income (loss), net of tax	—	—	—	(8,359)	—	(8,359)	—	(29)	(8,388)
Net income (loss)	—	—	—	—	38,132	38,132	—	5,919	44,051
Balance at December 31, 2021	34,124,153	$34	$317,459	$(2,685)	$68,146	$382,954	$—	$17,227	$400,181

TIPTREE INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders’ Equity
(in thousands, except shares)

	Common stock						Non-controlling interests
	Number of shares	Par value	Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings	Total Tiptree Inc. stockholders’ equity	Fortegra preferred interests	Common interests	Total stockholders' equity
Balance at December 31, 2021	34,124,153	34	317,459	(2,685)	68,146	382,954	—	17,227	400,181
Amortization of share-based incentive compensation	—	—	6,600	—	—	6,600	—	869	7,469
Vesting of share-based incentive compensation	292,548	—	(172)	—	—	(172)	—	(1,086)	(1,258)
Shares issued in exchange for vested subsidiary awards (4)	114,353	—	866	—	—	866	—	(1,047)	(181)
Shares purchased under stock purchase plan	(165,040)	—	(1,727)	—	—	(1,727)	—	—	(1,727)
Shares issued upon exercise of warrants	1,999,989	2	13,722	—	—	13,724	—	—	13,724
Shares issued upon exercise of options	19,296	—	—	—	—	—	—	—	—
Transfer of liability awards	—	—	4,847	—	—	4,847	—	—	4,847
WP Transaction	—	—	41,092	7,193	—	48,285	77,679	41,044	167,008
Non-controlling interest contributions	—	—	—	—	—	—	—	250	250
Non-controlling interest distributions	—	—	—	—	—	—	—	(3,939)	(3,939)
Net change in non-controlling interests and other	—	—	(42)	—	—	(42)	—	491	449
Common stock dividends declared	—	—	—	—	(5,759)	(5,759)	—	—	(5,759)
Other comprehensive income (loss), net of tax	—	—	—	(43,937)	—	(43,937)	—	(3,731)	(47,668)
Subsidiary preferred dividends declared	—	—	—	—	(3,384)	(3,384)	—	—	(3,384)
Net income (loss)	—	—	—	—	(4,890)	(4,890)	—	8,451	3,561
Balance at December 31, 2022	36,385,299	$36	$382,645	$(39,429)	$54,113	$397,365	$77,679	$58,529	$533,573
(1) Amounts reclassified due to adoption of ASU 2016-13. See Note (2) Summary of Significant Accounting Policies.
(2) Includes subsidiary RSU exchanges. See Note (19) Stock Based Compensation.
(3) Exchange included $1,458 in cash.
(4) Exchange included $181 in cash.

See accompanying notes to consolidated financial statements.

TIPTREE INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(in thousands)

	For the Year Ended December 31,
	2022	2021	2020
Operating Activities:
Net income (loss) attributable to common stockholders	$(8,274)	$38,132	$(29,158)
Net income (loss) attributable to non-controlling interests	11,835	5,919	3,933
Net income (loss)	3,561	44,051	(25,225)
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Net realized and unrealized (gains) losses	(69,983)	(151,350)	(62,410)
Net (gain) loss on held for sale of business	(3,825)	1,928	4,428
Non-cash compensation expense	9,705	11,130	8,117
Amortization/accretion of premiums and discounts	976	2,947	2,229
Depreciation and amortization expense	22,973	24,437	17,578
Non-cash lease expense	9,301	8,924	7,374
Deferred provision (benefit) for income taxes	47,548	17,730	10,733
Amortization of deferred financing costs	1,341	1,607	1,015
Change in fair value of liability classified warrants	(939)	—	—
Net loss on extinguishment of debt	940	—	353
Other	197	291	(686)
Changes in operating assets and liabilities:
Mortgage loans originated for sale	(2,136,005)	(3,884,533)	(3,064,003)
Proceeds from the sale of mortgage loans originated for sale	2,403,223	3,925,984	3,152,104
(Increase) decrease in notes and accounts receivable	(13,227)	(54,378)	(48,527)
(Increase) decrease in reinsurance receivables	(295,254)	(152,827)	(116,839)
(Increase) decrease in deferred acquisition costs	(119,552)	(149,943)	(62,937)
(Increase) decrease in other assets	7,463	(7,065)	(22,417)
Increase (decrease) in unearned premiums	233,484	263,262	105,697
Increase (decrease) in policy liabilities and unpaid claims	235,490	98,265	33,968
Increase (decrease) in deferred revenue	113,899	135,652	122,042
Increase (decrease) in reinsurance payable	39,528	40,909	53,716
Increase (decrease) in other liabilities and accrued expenses	(27,771)	27,295	23,859
Net cash provided by (used in) operating activities	463,073	204,316	140,169
Investing Activities:
Purchases of investments	(1,197,383)	(1,430,879)	(1,494,688)
Proceeds from sales and maturities of investments	1,260,594	1,172,044	1,400,229
Proceeds from the sale of real estate, businesses and other assets	742	8,729	3,481
Purchases of property, plant and equipment	(10,727)	(2,764)	(6,694)
Proceeds from notes receivable	85,435	56,055	41,582
Issuance of notes receivable	(114,187)	(77,077)	(62,088)
Business and asset acquisitions, net of cash and deposits	(14,960)	133	(5,313)
Net cash provided by (used in) investing activities	9,514	(273,759)	(123,491)
Financing Activities:
Dividends paid	(7,775)	(5,409)	(5,566)
Cash received for the exercise of warrants	13,724	—
Net non-controlling interest (redemptions) contributions	(5,590)	(3,532)	(2,134)
Issuance of Fortegra Common Stock	98,433	—	—
Issuance of Fortegra Warrants	13,101	—	—
Issuance of Fortegra Additional Warrants (Warburg)	6,230	—	—
Issuance of Fortegra Preferred Stock	83,486	—	—
Payment of WP Transaction costs	(12,910)	—	—
Payment of debt issuance costs	(1,380)	(114)	(4,571)
Proceeds from borrowings and mortgage notes payable	2,365,320	4,084,299	3,379,688
Principal paydowns of borrowings and mortgage notes payable	(2,666,098)	(3,993,364)	(3,321,779)
Repurchases of common stock and other changes in additional paid-in capital	(1,727)	(8,145)	(13,889)
Net cash provided by (used in) financing activities	(115,186)	73,735	31,749
Effect of exchange rate changes on cash	(1,828)	—	—
Net increase (decrease) in cash, cash equivalents and restricted cash	355,573	4,292	48,427
Cash, cash equivalents and restricted cash – beginning of period	195,086	195,275	144,590
Cash, cash equivalents and restricted cash – beginning of period - held for sale	9,360	4,879	7,137
Cash, cash equivalents and restricted cash – end of period	560,019	204,446	200,154
Less: Reclassification of cash to held for sale / deconsolidation of cash previously held for sale	9,172	9,360	4,879
Cash, cash equivalents and restricted cash – end of period	$550,847	$195,086	$195,275

TIPTREE INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(in thousands)

	For the Year Ended December 31,
	2022	2021	2020
Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest expense	$29,442	$36,885	$29,538
Cash (received) paid during the period for income taxes	$2,259	$2,079	$1,066
Supplemental Schedule of Non-Cash Investing and Financing Activities:
Right of use asset obtained in exchange for lease liability	$14,698	$4,281	$9,989
Bonds and trade receivables exchanged for corporate loans and equity securities	$19,846	$—	$—
Shares issued in exchange for vested subsidiary awards	$866	$107	$—
Equity securities acquired as part of a dividend reinvestment plan	$—	$—	$953
	As of December 31,
Reconciliation of cash, cash equivalents and restricted cash	2022	2021	2020
Cash and cash equivalents	$538,065	$175,718	$136,920
Restricted cash	12,782	19,368	58,355
Total cash, cash equivalents and restricted cash shown in the statements of cash flows	$550,847	$195,086	$195,275
See accompanying notes to consolidated financial statements.

TIPTREE INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2022
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

On June 21, 2022, the Company closed the WP Transaction whereby Warburg invested $200,000 in Fortegra in exchange for Fortegra Common Stock, Fortegra Preferred Stock, Fortegra Warrants and Fortegra Additional Warrants. See Note (17) Stockholders’ Equity for additional information regarding the terms of the securities issued in connection with the closing of the WP Transaction. As of December 31, 2022, Fortegra was owned approximately 79.5% by Tiptree Holdings, 17.4% by Warburg and 3.1% by management and directors of Fortegra, before giving effect to the exercise of outstanding warrants and the conversion of outstanding preferred stock.

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

TIPTREE INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2022
(in thousands, except share data)

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

Dispositions and Assets and Liabilities Held for Sale

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

Accounting policies specific to our dispositions and assets and liabilities held for sale are described in more detail in Note (4) Dispositions and Assets and Liabilities Held for Sale.

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

The availability of observable inputs can vary depending on the financial asset or liability and is affected by a wide variety of

TIPTREE INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2022
(in thousands, except share data)

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

Derivative Financial Instruments and Hedging

The Company utilizes derivative financial instruments as part of its overall investment and hedging activities. Derivative contracts are subject to additional risk that can result in a loss of all or part of an investment. The Company’s derivative activities are primarily entered into in order to manage underlying credit risk, market risk, interest rate risk and currency exchange rate risk. As a matter of policy, derivatives are not used for speculative purposes. Derivative instruments are measured at fair value on a recurring basis and are included in other investments or other liabilities and accrued expenses on the consolidated balance sheets. See Note (10) Derivative Financial Instruments and Hedging.

The Fortegra Additional Warrants (Warburg) are classified as a derivative liability given that (i) the holder can exercise the warrant for a variable number of shares and (ii) and the value of the warrant varies inversely with the value of Fortegra’s common stock. As such, the derivative liability is marked to fair value at each reporting period and its change in fair value is recorded in other expenses. See Note (10) Derivative Financial Instruments and Hedging, Note (12) Fair Value of Financial Instruments and Note (17) Stockholders’ Equity for additional information.

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

Stock Based Compensation

The Company accounts for share‑based compensation issued to employees, directors, and affiliates of the Company using the current fair value methodology based on the type of vesting condition – time based, performance based or market based or combination. See Note (19) Stock Based Compensation.

TIPTREE INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2022
(in thousands, except share data)

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

Income Taxes

Deferred tax assets and liabilities are determined using the asset and liability method. Under this method, deferred tax assets and liabilities are established for future tax consequences of temporary differences between the financial statement carrying amounts of assets and liabilities and their tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the year in which those temporary differences are expected to reverse. A valuation allowance is established when necessary to reduce a deferred tax asset to the amount expected to be realized. Several of the Company’s subsidiaries file state tax returns on a standalone basis. As of June 21, 2022, Fortegra began filing federal and state tax returns on a stand-alone basis. These U.S. federal and state income tax returns, when filed, will be subject to examination by the Internal Revenue Service and state departments of revenue. See Note (20) Income Taxes.

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

See Note (22) Earnings Per Share, for EPS computations.

Investments

The Company records all investment transactions on a trade‑date basis. Realized gains (losses) are determined using the specific-identification method. The Company classifies its investments in debt securities as available for sale, trading or held-to-maturity based on the Company’s intent and ability to hold the debt security to maturity. The Company did not have any held-to-maturity securities at December 31, 2022 and 2021. See Note (6) Investments.

Available for Sale Securities, at Fair Value (AFS)

TIPTREE INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2022
(in thousands, except share data)

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

TIPTREE INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2022
(in thousands, except share data)

capacity or improve the efficiency or safety of the vessels; otherwise, these amounts are expensed as incurred. Vessels acquired are recognized at their fair value as of the date of the acquisition.

Depreciation is computed using the straight-line method over the vessel’s estimated remaining useful life, after considering the estimated salvage value. A vessel’s salvage value is equal to the product of its lightweight tonnage and estimated scrap rate. Vessels are depreciated from the date of their acquisition through their remaining estimated useful life. Upon transferring the vessels and related assets to held for sale on the consolidated balance sheets, the vessels are no longer depreciated.

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

There were no impairments recognized for the years ended December 31, 2022 or 2021. As of December 31, 2022, all remaining tanker and dry-bulk vessels had been sold. See Note (4) Dispositions and Assets and Liabilities Held for Sale.

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

Accounts and Premiums Receivable, Net

TIPTREE INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2022
(in thousands, except share data)

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

Deferred Acquisition Costs

The Company defers certain costs of acquiring new and renewal insurance policies and other products as follows within the Company’s insurance business. Amortization of deferred acquisition costs was $479,125, $375,052, and $265,781 for the years ended December 31, 2022, 2021 and 2020, respectively.

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

The Company evaluates whether all deferred acquisition costs are recoverable at year end, and considers investment income in the recoverability analysis for insurance policy related deferred acquisition costs. As a result of the Company’s evaluations, no write-offs for unrecoverable deferred acquisition costs were recognized during the years ended December 31, 2022, 2021 and 2020.

TIPTREE INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2022
(in thousands, except share data)

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

Unearned Premiums

Premiums written are earned over the life of the respective policy using the Rule of 78's, pro rata, or other actuarial methods as appropriate for the type of business. Unearned premiums represent the portion of premiums that will be earned in the future. A premium deficiency reserve is recorded if anticipated losses, loss adjustment expenses, deferred acquisition costs and policy maintenance costs exceed the recorded unearned premium reserve and anticipated investment income. As of December 31, 2022 and 2021, no deficiency reserves were recorded.

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

TIPTREE INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2022
(in thousands, except share data)

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

In accordance with applicable statutory insurance company regulations, the Company’s recorded unpaid claims reserves are evaluated by appointed independent third-party actuaries, who perform this function in compliance with the Standards of Practice and Codes of Conduct of the American Academy of Actuaries. The independent actuaries perform their actuarial analyses annually and prepare opinions, statements, and reports documenting their determinations. For December 31, 2022 and 2021, our appointed independent third-party actuaries found the Company’s reserves to be adequate.

Deferred Revenue

Deferred revenues represent the portion of income that will be earned in the future attributable to motor club memberships, mobile device protection plans, and other non-insurance service contracts that are earned over the respective contract periods using the Rule of 78's, modified Rule of 78's, pro rata, or other methods as appropriate for the contract. A deficiency reserve would be recorded if anticipated contract benefits, deferred acquisition costs and contract service costs exceed the recorded deferred revenues and anticipated investment income. As of December 31, 2022 and 2021, no deficiency reserves were recorded.

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

TIPTREE INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2022
(in thousands, except share data)

Service and Administrative Fees

The Company earns service and administrative fees from a variety of activities. Such fees are typically positively correlated with transaction volume and are recognized as revenue as they become both realized and earned.
Service Fees. Service fee revenue is recognized as the services are performed. These services include fulfillment, software development, and claims handling for our customers. Collateral tracking fee income is recognized when the service is performed and billed. Management reviews the financial results under each significant contract on a monthly basis. Any losses that may occur due to a specific contract would be recognized in the period in which the loss is determined probable. During the years ended December 31, 2022, 2021 and 2020, respectively, the Company did not incur a loss with respect to a specific significant service fee contract.

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

Revenue is recognized when a charter agreement exists, the vessel is made available to the charterer and collection of the related revenue is reasonably assured. Unearned revenue includes revenue received prior to the balance sheet date relating to services to be rendered after the balance sheet date. Vessel related revenue is recorded in other investment income as a part of other revenue. See Note (16) Other Revenue and Other Expenses.

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

TIPTREE INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2022
(in thousands, except share data)

Commissions Payable and Expense

Commissions are paid to distributors and retailers selling credit insurance policies, motor club memberships, mobile device protection, and vehicle service contracts, and are generally deferred and expensed in proportion to the earning of related revenue. Credit insurance commission rates, in many instances, are set by state regulators and are also impacted by market conditions. In certain instances, credit insurance commissions are subject to retrospective adjustment based on the profitability of the related policies. Under these retrospective commission arrangements, the producer of the credit insurance policies receives a retrospective commission if the premium generated by that producer in the accounting period exceeds the costs associated with those policies, which includes the Company’s administrative fees, claims, reserves, and premium taxes. The Company analyzes the retrospective commission calculation periodically for each producer and, based on the analysis associated with each such producer, the Company records a liability for any positive net retrospective commission earned and due to the producer or, conversely, records a receivable, net of allowance, for amounts due from such producer for instances where the net result of the retrospective commission calculation is negative. Commissions payable are included in other liabilities and accrued expenses. See Note (15) Other Assets and Other Liabilities and Accrued Expenses.

TIPTREE INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2022
(in thousands, except share data)

Recent Accounting Standards

Recently Adopted Accounting Pronouncements

Accounting Standard Update	Description	Adoption Date	Impact on Financial Statements
2020-06, Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40)
The standard simplifies the accounting for certain financial instruments. The guidance reduces the number of accounting models for convertible debt instruments by eliminating the cash conversion and beneficial conversion models and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. This standard amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. Either a full or modified retrospective method of transition is permissible for the adoption of this standard.
		January 1, 2022	The adoption of the standard did not materially impact the Company’s consolidated financial statements.
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

We early adopted this standard and applied it to all 2022 business combinations.
		January 1, 2022	The adoption of the standard did not materially impact the Company’s consolidated financial statements.
2019-12 Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes	The standard eliminates the need for an organization to analyze whether the following apply in a given period (1) exception to the incremental approach for intraperiod tax allocation, (2) exceptions to accounting for basis differences when there are ownership changes in foreign investments and (3) exceptions in interim period income tax accounting for year-to-date losses that exceed anticipated losses. The ASU also is designed to improve financial statement preparers’ application of income tax-related guidance and simplify GAAP for (1) franchise taxes that are partially based on income, (2) transactions with a government that result in a step-up in the tax basis of goodwill, (3) separate financial statements of legal entities that are not subject to tax, and (4) enacted changes in tax laws in interim periods.	January 1, 2021	The standard makes changes to areas of tax accounting for transactions and situations which do not currently apply to the Company’s activity, so the adoption of the standard does
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

TIPTREE INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2022
(in thousands, except share data)

Recently Issued Accounting Pronouncements, Not Yet Adopted

Standard	Description	Adoption Date	Impact on Financial Statements
2020-04 Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting and 2022-06 Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848	The amendments in these updates provide optional guidance for a limited period to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. The amendments provide optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform if certain criteria are met.	The standard is effective for all entities as of March 12, 2020, through December 31, 2024.	The Company is evaluating its option to adopt the guidance when it is applicable.

(3) Acquisitions

Acquisition of ITC Compliance GRP Limited

On April 1, 2022, a subsidiary in our insurance business acquired all of the equity interests in ITC for total cash consideration of approximately $15,000, net of cash acquired of $6,123, plus earn out payments based on achievement of specific performance metrics. ITC is a provider of regulatory support and compliance services to the retail automotive sector in the United Kingdom.

The preliminary purchase price allocation below has been developed based on preliminary estimates of fair value using the historical financial statements of ITC as of the acquisition date and is subject to the completion of management’s final analysis. Identifiable assets acquired were primarily made up of goodwill and intangible assets. Management’s preliminary allocation of the purchase price to the net assets acquired resulted in the recording of goodwill and intangible assets of $8,122 and $10,964, respectively, which the Company may modify during the one year period allowed for purchase accounting adjustments during the measurement period. See Note (9) Goodwill and Intangible Assets, net.

TIPTREE INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2022
(in thousands, except share data)

(4) Dispositions and Assets and Liabilities Held for Sale

Dispositions

During the year ended December 31, 2022, the Company completed the sale of three dry bulk vessels and two product tankers from its maritime shipping operations. The Company recognized a net gain of $34,803, based on proceeds of $116,678 plus final settlement of assets. The transactions did not meet the requirements to be classified as discontinued operations.

Assets and Liabilities Held for Sale

The Company entered into a definitive agreement to sell Luxury, which was classified as held for sale at December 31, 2021. The Company deconsolidated Luxury effective as of July 1, 2022 due to the execution of an amendment to the definitive agreement to sell Luxury on that date. As of that date, Tiptree no longer had a variable interest in Luxury and all of the risks and rewards associated with Luxury were transferred to the buyer. The transaction did not meet the requirements to be classified as a discontinued operation. The following table presents detail of Luxury’s assets and liabilities held for sale in the consolidated balance sheets for the following periods:

As of
December 31, 2021
Assets:
Investments:
Loans, at fair value	$236,810
Other investments	2,071
Total investments	238,881
Cash, cash equivalents and restricted cash	9,360
Notes and accounts receivable, net	157
Other assets	2,210
Assets held for sale	$250,608

Liabilities:
Debt, net	$227,973
Other liabilities and accrued expenses (1)	15,021
Liabilities held for sale	$242,994
(1)    Includes deferred tax liabilities of $659 as of December 31, 2021.
Luxury’s earnings had no impact to net income (loss) attributable to common stockholders for the years ended December 31, 2022 and 2021.

(5) Operating Segment Data

Tiptree is a holding company that allocates capital across a broad spectrum of businesses, assets and other investments. Tiptree’s principal operating subsidiary, Fortegra, is a leading provider of specialty insurance, service contract products and related service solutions. Based on the ASC 280, Segment Reporting, quantitative analysis performed as of December 31, 2022, our reportable segments are Insurance and Mortgage. We refer to our non-insurance operations, assets and other investments, comprised of our Mortgage reportable segment and our non-reportable operating segments and other business activities, as Tiptree Capital. Corporate activities include holding company interest expense, employee compensation and benefits, and other expenses.

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

Descriptions of our Insurance reportable segment and Tiptree Capital, including our Mortgage reportable segment, are as follows:

Insurance operations are conducted through Fortegra, which is a leading provider of specialty insurance products and related

TIPTREE INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2022
(in thousands, except share data)

services. Fortegra designs, markets and underwrites specialty property and casualty insurance products incorporating value-added coverages and services for select target markets or niches. Fortegra’s products and services include niche commercial and personal lines, service contracts, and other insurance services.

Tiptree Capital:

Mortgage operations are conducted through Reliance. The Company’s mortgage business originates loans for sale to institutional investors, including GSEs and FHA/VA and services loans on behalf of Fannie Mae, Freddie Mac, and Ginnie Mae.

Other includes our maritime shipping operations, asset management, other investments (including our Invesque shares), and Luxury mortgage operations (deconsolidated effective as of July 1, 2022).

The tables below present the components of revenue, expense, income (loss) before taxes, and assets for our reportable segments as well as Tiptree Capital - Other for the following periods:

	For the Year Ended December 31, 2022
		Tiptree Capital
	Insurance	Mortgage	Other	Total
Total revenues	$1,248,796	$70,246	$78,710	$1,397,752
Total expenses	(1,180,646)	(69,372)	(47,307)	(1,297,325)
Corporate expenses	—	—	—	(46,416)
Income (loss) before taxes	$68,150	$874	$31,403	$54,011
Less: provision (benefit) for income taxes				50,450
Net income (loss)				$3,561
Less: net income (loss) attributable to non-controlling interests				11,835
Net income (loss) attributable to common stockholders				$(8,274)

	For the Year Ended December 31, 2021
		Tiptree Capital
	Insurance	Mortgage	Other	Total
Total revenues	$984,130	$111,295	$105,089	$1,200,514
Total expenses	(914,273)	(82,888)	(87,879)	(1,085,040)
Corporate expenses	—	—	—	(50,132)
Income (loss) before taxes	$69,857	$28,407	$17,210	$65,342
Less: provision (benefit) for income taxes				21,291
Net income (loss)				$44,051
Less: net income (loss) attributable to non-controlling interests				5,919
Net income (loss) attributable to common stockholders				$38,132

	For the Year Ended December 31, 2020
		Tiptree Capital
	Insurance	Mortgage	Other	Total
Total revenue	$691,061	$112,165	$7,075	$810,301
Total expense	(664,113)	(81,063)	(68,317)	(813,493)
Corporate expense	—	—	—	(35,660)
Income (loss) before taxes	$26,948	$31,102	$(61,242)	$(38,852)
Less: provision (benefit) for income taxes				(13,627)
Net income (loss)				$(25,225)
Less: net income (loss) attributable to non-controlling interests				3,933
Net income (loss) attributable to common stockholders				$(29,158)

The Company conducts its operations primarily in the U.S. with 8.8%, 7.2% and 5.2% of total revenues generated overseas for the years ended December 31, 2022, 2021 and 2020, respectively.

TIPTREE INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2022
(in thousands, except share data)

The following table presents the reportable segments. Tiptree Capital - Other and Corporate assets for the following periods:

	As of December 31, 2022					As of December 31, 2021
		Tiptree Capital					Tiptree Capital
	Insurance	Mortgage	Other	Corporate	Total	Insurance	Mortgage	Other	Corporate	Total
Total assets	$3,702,577	$156,122	$86,402	$94,462	$4,039,563	$3,002,152	$201,134	$384,564	$11,297	$3,599,147

(6) Investments

The following table presents the Company's investments related to insurance operations and other Tiptree investing activities, measured at fair value as of the following periods:

	As of December 31, 2022
		Tiptree Capital
	Insurance	Mortgage	Other	Total
Available for sale securities, at fair value, net of allowance for credit losses	$611,980	$—	$—	$611,980
Loans, at fair value	14,312	50,531	—	64,843
Equity securities	72,992	—	12,784	85,776
Other investments	66,163	4,038	2,824	73,025
Total investments	$765,447	$54,569	$15,608	$835,624

	As of December 31, 2021
		Tiptree Capital
	Insurance	Mortgage	Other	Total
Available for sale securities, at fair value, net of allowance for credit losses	$577,448	$—	$—	$577,448
Loans, at fair value	7,099	98,484	—	105,583
Equity securities	109,684	—	28,799	138,483
Other investments	79,975	7,981	80,700	168,656
Total investments	$774,206	$106,465	$109,499	$990,170

Available for Sale Securities, at fair value

All of the Company’s investments in Available for Sale Securities, at fair value, net of allowance for credit losses (AFS securities) as of December 31, 2022 and 2021 are held by subsidiaries in the insurance segment. The following tables present the Company's investments in AFS securities:

	As of December 31, 2022
	Amortized cost	Allowance for Credit Losses(1)	Gross unrealized gains	Gross unrealized losses	Fair value
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$417,278	$—	$844	$(36,062)	$382,060
Obligations of state and political subdivisions	54,390	(3)	4	(4,937)	49,454
Corporate securities	176,187	(183)	1	(14,006)	161,999
Asset backed securities	19,596	(1)	—	(4,246)	15,349
Certificates of deposit	756	—	—	—	756
Obligations of foreign governments	2,629	(3)	—	(264)	2,362
Total	$670,836	$(190)	$849	$(59,515)	$611,980

	As of December 31, 2021
	Amortized cost	Allowance for Credit Losses(1)	Gross unrealized gains	Gross unrealized losses	Fair value
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$352,288	$—	$2,087	$(3,197)	$351,178
Obligations of state and political subdivisions	57,923	—	1,050	(313)	58,660

TIPTREE INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2022
(in thousands, except share data)

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

	As of
	December 31, 2022		December 31, 2021
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$52,265	$51,315	$41,033	$41,150
Due after one year through five years	300,767	280,965	269,487	268,537
Due after five years through ten years	54,419	49,465	52,561	52,000
Due after ten years	243,789	214,887	198,472	198,314
Asset backed securities	19,596	15,348	19,511	17,447
Total	$670,836	$611,980	$581,064	$577,448

The following tables present the gross unrealized losses on AFS securities by length of time that individual AFS securities have been in a continuous unrealized loss position for less than twelve months, and twelve months or greater and do not have an allowance for credit losses:

	As of December 31, 2022
	Less Than or Equal to One Year			More Than One Year
	Fair value	Gross unrealized losses	# of Securities(1)	Fair value	Gross unrealized losses	# of Securities(1)
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$164,593	$(9,357)	354	$186,591	$(26,705)	385
Obligations of state and political subdivisions	25,507	(1,076)	97	20,219	(3,861)	78
Corporate securities	45,016	(1,446)	176	114,683	(12,560)	417
Asset backed securities	10,298	(3,642)	46	5,051	(604)	34
Certificates of deposit	—	—	—	—	—	—
Obligations of foreign governments	309	(1)	1	2,054	(263)	8
Total	$245,723	$(15,522)	674	$328,598	$(43,993)	922

	As of December 31, 2021
	Less Than or Equal to One Year			More Than One Year
	Fair value	Gross unrealized losses	# of Securities(1)	Fair value	Gross unrealized losses	# of Securities(1)
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$216,378	$(2,827)	324	$11,920	$(370)	47
Obligations of state and political subdivisions	17,190	(275)	64	1,152	(38)	5
Corporate securities	99,434	(1,159)	326	9,722	(237)	45
Asset backed securities	7,454	(84)	38	2,316	(2,062)	5
Certificates of deposit	1,339	—	2	—	—	—
Obligations of foreign governments	2,278	(58)	8	—	—	—
Total	$344,073	$(4,403)	762	$25,110	$(2,707)	102
(1)    Presented in whole numbers.

Management believes that it is more likely than not that the Company will be able to hold the fixed maturity AFS securities

TIPTREE INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2022
(in thousands, except share data)

that were in an unrealized loss position as of December 31, 2022 until full recovery of their amortized cost basis.

The table below presents a roll-forward of the activity in the allowance for credit losses on AFS securities by type as of December 31, 2022:

	Obligations of state and political subdivisions	Corporate securities	Asset backed securities	Obligations of foreign governments	Total
Balance at December 31, 2020	$—	$—	$—	$—	$—
(Increase) in allowance for credit losses	—	(296)	—	(6)	(302)
Reduction in credit losses due to AFS securities sold during the year	—	3	—	1	4
Gains from recoveries of amounts previously written off	—	52	—	1	53
Balance at December 31, 2021	$—	$(241)	$—	$(4)	$(245)

Balance at December 31, 2021	$—	$(241)	$—	$(4)	$(245)
(Increase) in allowance for credit losses	(3)	(69)	(1)	(1)	(74)
Gains from recoveries of amounts previously written off	—	127	—	2	129
Balance at December 31, 2022	$(3)	$(183)	$(1)	$(3)	$(190)

The Company applies a discounted cash flow model, based on assumptions and model outputs provided by an investment management company, in determining its lifetime expected credit losses on AFS securities. This includes determining the present value of expected future cash flows discounted at the book yield of the security.

The table below presents the amount of gains from recoveries (credit losses) on AFS securities recorded by the Company for the following period:

	For the Year Ended December 31,
	2022	2021
Net gains from recoveries (credit losses) on AFS securities	55	(245)

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

	As of December 31,
	2022	2021
Fair value of restricted investments in trust pursuant to reinsurance agreements	$34,386	$42,471
Fair value of restricted investments for special deposits required by state insurance departments	16,816	7,189
Total fair value of restricted investments	$51,202	$49,660

The following table presents additional information on the Company’s AFS securities:

	For the Year Ended December 31,
	2022	2021	2020
Purchases of AFS securities	$233,541	$368,913	$158,357

Proceeds from maturities, calls and prepayments of AFS securities	$77,703	$68,923	$84,923

Gross proceeds from sales of AFS securities	$63,066	$86,981	$35,603

TIPTREE INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2022
(in thousands, except share data)

The following table presents the gross realized gains and gross realized losses from sales and redemptions of AFS securities:

	For the Year Ended December 31,
	2022	2021	2020
Gross realized gains	$1,543	$661	$594
Gross realized (losses)	(184)	(23)	(66)
Total net realized gains (losses) from investment sales and redemptions	$1,359	$638	$528

Loans, at fair value

The following table presents the Company’s investments in loans measured at fair value and the Company’s investments in loans measured at fair value pledged as collateral:

	As of December 31, 2022				As of December 31, 2021
	Fair value	Unpaid principal balance (UPB)	Fair value exceeds / (below) UPB	Pledged as collateral	Fair value	Unpaid principal balance (UPB)	Fair value exceeds / (below) UPB	Pledged as collateral
Insurance:
Corporate loans (1)	$14,312	$16,032	$(1,720)	$—	$7,099	$10,156	$(3,057)	$—
Mortgage:
Mortgage loans held for sale (2)	50,531	49,361	1,170	50,113	98,484	95,264	3,220	95,542
Total loans, at fair value	$64,843	$65,393	$(550)	$50,113	$105,583	$105,420	$163	$95,542
(1)    The cost basis of Corporate loans was approximately $16,032 and $9,094 at December 31, 2022 and 2021, respectively.
(2)    As of December 31, 2022, there were no mortgage loans held for sale that were 90 days or more past due. As of December 31, 2021, there was one mortgage loan held for sale that was 90 days or more past due, with a fair value of $136.

Equity Securities

Equity securities consist mainly of publicly traded common and preferred stocks and fixed income exchange traded funds. Included within the equity securities balance are 17.0 million shares of Invesque as of December 31, 2022 and 2021, for which the Company has elected to apply the fair value option. The following table presents information on the cost and fair value of the Company’s equity securities related to insurance operations and other Tiptree investing activity as of the following periods:

	As of December 31, 2022
	Insurance		Tiptree Capital - Other		Total
	Cost	Fair Value	Cost	Fair Value	Cost	Fair Value
Invesque	$23,339	$2,670	$111,491	$12,784	$134,830	$15,454
Fixed income exchange traded fund	56,263	56,256	—	—	56,263	56,256
Other equity securities	15,773	14,066	—	—	15,773	14,066
Total equity securities	$95,375	$72,992	$111,491	$12,784	$206,866	$85,776

	As of December 31, 2021
	Insurance		Tiptree Capital - Other		Total
	Cost	Fair Value	Cost	Fair Value	Cost	Fair Value
Invesque	$23,339	$6,015	$111,491	$28,799	$134,830	$34,814
Fixed income exchange traded fund	52,176	53,154	—	—	52,176	53,154
Other equity securities	49,664	50,515	—	—	49,664	50,515
Total equity securities	$125,179	$109,684	$111,491	$28,799	$236,670	$138,483

TIPTREE INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2022
(in thousands, except share data)

Other Investments

The following table contains information regarding the Company’s other investments as of the following periods:

	As of December 31, 2022
		Tiptree Capital
	Insurance	Mortgage	Other	Total
Corporate bonds, at fair value (1)	$42,080	$—	$—	$42,080
Vessels, net (2)	—	—	930	930
Debentures	23,853	—	—	23,853
Other	230	4,038	1,894	6,162
Total other investments	$66,163	$4,038	$2,824	$73,025

	As of December 31, 2021
		Tiptree Capital
	Insurance	Mortgage	Other	Total
Corporate bonds, at fair value (1)	$38,965	$—	$—	$38,965
Vessels, net (2)	—	—	79,368	79,368
Debentures	21,057	—	—	21,057
Trade claims	19,737	—	—	19,737
Other	216	7,981	1,332	9,529
Total other investments	$79,975	$7,981	$80,700	$168,656

(1)    The cost basis of corporate bonds was $45,630 and $36,436 as of December 31, 2022 and 2021, respectively.
(2)     Net of accumulated depreciation of $118 and $13,059 as of December 31, 2022 and 2021, respectively.

Net Investment Income - Insurance

Net investment income represents investment income and expense from investments related to insurance operations as disclosed within net investment income on the consolidated statements of operations. The following table presents the components of net investment income by source of income:

	For the Year Ended December 31,
	2022	2021	2020
Interest:
AFS securities	$11,262	$7,153	$7,685
Loans, at fair value	780	802	801
Other investments	5,346	5,792	4,253
Dividends from equity securities	1,398	7,355	1,482
Subtotal	18,786	21,102	14,221
Less: investment expenses	6,567	3,206	4,305
Net investment income	$12,219	$17,896	$9,916

Other Investment Income - Tiptree Capital

Other investment income represents revenue from non-insurance activities as disclosed within other revenue on the consolidated statements of operations, see Note (16) Other Revenue and Other Expenses. The following tables present the components of other investment income by type:

	For the Year Ended December 31,
	2022	2021	2020
Interest:
Loans, at fair value (1)	$5,384	$7,184	$5,617
Dividends from equity securities	—	—	2,533
Loan fee income	18,132	21,834	17,900
Vessel related revenue	30,144	35,562	22,697
Other investment income	$53,660	$64,580	$48,747

TIPTREE INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2022
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

	For the Year Ended December 31,
	2022	2021	2020
Net realized gains (losses)
Insurance:
Reclass of unrealized gains (losses) on AFS securities from OCI	$1,359	$638	$528
Net gains from recoveries (credit losses) on AFS securities	55	(245)	53
Net realized gains (losses) on loans	(1,505)	(389)	(945)
Net realized gains (losses) on equity securities	(4,231)	(10,434)	(24,586)
Net realized gains (losses) on corporate bonds	(3,542)	3,917	7,299
Other	(2,432)	1,346	2,511
Tiptree Capital
Mortgage:
Net realized gains (losses) on loans	38,608	91,538	111,725
Other	16,942	2,165	(10,314)
Other:
Net realized gains (losses) on loans (1)	24,403	61,312	40,466
Net realized gains on vessel sales	34,803	—	—
Other	761	1,632	(4,713)
Total net realized gains (losses)	105,221	151,480	122,024

Net unrealized gains (losses)
Insurance:
Net change in unrealized gains (losses) on loans	117	1,330	(1,461)
Net unrealized gains (losses) on equity securities held at period end	(6,462)	12,445	(22,793)
Reclass of unrealized (gains) losses from prior periods for equity securities sold	(142)	(814)	17,290
Other	(3,564)	(9,800)	10,162
Tiptree Capital
Mortgage:
Net change in unrealized gains (losses) on loans	(2,049)	(1,127)	1,270
Other	(2,156)	(268)	(6,093)
Other:
Net change in unrealized gains (losses) on loans (1)	(4,513)	815	2,185
Net unrealized gains (losses) on equity securities held at period end	(16,015)	3,090	(67,656)
Other	(454)	(5,801)	7,482
Total net unrealized gains (losses)	(35,238)	(130)	(59,614)
Total net realized and unrealized gains (losses)	$69,983	$151,350	$62,410
(1)    Relates to Loans, at fair value classified as Held for Sale. See Note (4) Dispositions and Assets and Liabilities Held for Sale.

(7) Notes and Accounts Receivable, net

The following table presents the total notes and accounts receivable, net:

TIPTREE INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2022
(in thousands, except share data)

	As of December 31,
	2022	2021
Accounts and premiums receivable, net	$142,011	$137,082
Retrospective commissions receivable	191,092	157,853
Notes receivable, net - premium financing program	121,419	89,788
Trust receivables	18,455	41,889
Other receivables	29,334	27,757
Total notes and accounts receivable, net	$502,311	$454,369

The following table presents the total valuation allowance and bad debt expense for the following periods:

	Valuation allowance		Bad Debt Expense
	As of December 31,		For the Year Ended December 31,
	2022	2021	2022	2021	2020
Notes receivable, net - premium financing program (1)	$85	$123	$141	$274	$223

Accounts and premiums receivable, net	$94	$120	$56	$33	$28
(1)    As of December 31, 2022 and 2021, there were $168 and $1,311 in balances classified as 90 days plus past due, respectively.

(8) Reinsurance Receivables

The following table presents the effect of reinsurance on premiums written and earned by our insurance business for the following periods:

	Direct amount	Ceded to other companies	Assumed from other companies	Net amount	Percentage of amount - assumed to net
As of December 31, 2022
Life insurance in force	$6,139,755	$2,892,889	$—	$3,246,866
For the Year Ended December 31, 2022
Premiums written:
Life insurance	$88,430	$41,218	$193	$47,405	0.4%
Accident and health insurance	142,132	96,923	7,519	52,728	14.3%
Property and liability insurance	1,284,543	661,871	366,585	989,257	37.1%
Total premiums written	$1,515,105	$800,012	$374,297	$1,089,390	34.4%

Premiums earned:
Life insurance	$82,730	$41,359	$522	$41,893	1.2%
Accident and health insurance	141,662	96,725	7,734	52,671	14.7%
Property and liability insurance	1,090,744	582,711	302,168	810,201	37.3%
Total premiums earned	$1,315,136	$720,795	$310,424	$904,765	34.3%

As of December 31, 2021
Life insurance in force	$5,921,446	$3,068,761	$—	$2,852,685
For the Year Ended December 31, 2021
Premiums written:
Life insurance	$91,865	$46,920	$808	$45,753	1.8%
Accident and health insurance	146,256	100,717	5,790	51,329	11.3%
Property and liability insurance	1,141,979	558,471	214,150	797,658	26.8%
Total premiums written	$1,380,100	$706,108	$220,748	$894,740	24.7%

Premiums earned:
Life insurance	$74,151	$39,881	$1,194	$35,464	3.4%
Accident and health insurance	126,501	85,457	7,219	48,263	15.0%
Property and liability insurance	902,439	504,785	204,171	601,825	33.9%
Total premiums earned	$1,103,091	$630,123	$212,584	$685,552	31.0%

TIPTREE INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2022
(in thousands, except share data)

The following table presents the components of policy and contract benefits, including the effect of reinsurance on losses and loss adjustment expenses (LAE) incurred:

	Direct amount	Ceded to other companies	Assumed from other companies	Net amount	Percentage of amount - assumed to net
For the Year Ended December 31, 2022
Losses and LAE Incurred
Life insurance	$52,186	$28,214	$504	$24,476	2.1%
Accident and health insurance	29,221	21,860	6,780	14,141	47.9%
Property and liability insurance	447,294	307,052	182,742	322,984	56.6%
Total losses and LAE incurred	528,701	357,126	190,026	361,601	52.6%
	Member benefit claims (1)			91,004
	Total policy and contract benefits			$452,605

For the Year Ended December 31, 2021
Losses and LAE Incurred
Life insurance	$59,526	$34,030	$869	$26,365	3.3%
Accident and health insurance	21,509	18,091	2,225	5,643	39.4%
Property and liability insurance	354,308	239,678	106,835	221,465	48.2%
Total losses and LAE incurred	435,343	291,799	109,929	253,473	43.4%
	Member benefit claims (1)			73,539
	Total policy and contract benefits			$327,012

For the Year Ended December 31, 2020
Losses and LAE Incurred
Life insurance	$46,268	$27,292	$645	$19,621	3.3%
Accident and health insurance	18,354	15,715	7,032	9,671	72.7%
Property and liability insurance	282,906	182,115	48,165	148,956	32.3%
Total losses and LAE incurred	347,528	225,122	55,842	178,248	31.3%
	Member benefit claims (1)			58,650
	Total policy and contract benefits			$236,898
(1)    Member benefit claims are not covered by reinsurance.

The following table presents the components of the reinsurance receivables:

	As of December 31,
	2022	2021
Prepaid reinsurance premiums:
Life insurance (1)	$75,553	$73,478
Accident and health insurance (1)	81,718	81,521
Property and liability insurance	568,199	479,091
Total	725,470	634,090

Ceded claim reserves:
Life insurance	3,965	3,928
Accident and health insurance	19,408	12,239
Property and liability insurance	243,726	148,962
Total ceded claim reserves recoverable	267,099	165,129
Other reinsurance settlements recoverable	183,521	81,617
Reinsurance receivables	$1,176,090	$880,836
(1)    Including policyholder account balances ceded.
The following table presents the aggregate amount included in reinsurance receivables that is comprised of the three largest receivable balances from non-affiliated reinsurers:

As of
December 31, 2022
Total of the three largest receivable balances from non-affiliated reinsurers	$189,233

TIPTREE INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2022
(in thousands, except share data)

As of December 31, 2022, the non-affiliated reinsurers from whom our insurance business has the largest receivable balances were: Allianz Global Corporate & Specialty SE (A.M. Best Rating: A+ rated), Canada Life Assurance Company (A.M. Best Rating: A+ rated), and Canada Life International Reinsurance (Bermuda) Corporation (A.M. Best Rating: A+ rated). A majority of the related receivables from these reinsurers are collateralized by assets on hand and letters of credit; receivable balances from authorized reinsurers do not require collateral. Allianz Global Corporate & Specialty SE and Canada Life Assurance Company are authorized reinsurers in the states in which Fortegra’s U.S. based insurance entities are domiciled. The Company monitors authorization status and A.M. Best ratings of its reinsurers periodically. As of December 31, 2022, the Company does not believe there is a risk of loss due to the concentration of credit risk in the reinsurance program given the collateralization.

(9) Goodwill and Intangible Assets, net

The following table presents identifiable finite and indefinite-lived intangible assets, accumulated amortization, and goodwill by operating segment and/or reporting unit, as appropriate:

	As of December 31, 2022			As of December 31, 2021
Finite-Lived Intangible Assets:	Insurance	Other	Total	Insurance	Other	Total

Customer relationships	$149,835	$—	$149,835	$143,300	$—	$143,300
Accumulated amortization	(60,401)	—	(60,401)	(45,997)	—	(45,997)
Trade names	15,028	800	15,828	14,750	800	15,550
Accumulated amortization	(7,039)	(600)	(7,639)	(5,633)	(520)	(6,153)
Software licensing	12,386	640	13,026	9,300	640	9,940
Accumulated amortization	(9,084)	(640)	(9,724)	(8,790)	(594)	(9,384)
Insurance policies and contracts acquired	36,500	—	36,500	36,500	—	36,500
Accumulated amortization	(36,374)	—	(36,374)	(36,320)	—	(36,320)
Other	751	—	751	640	—	640
Accumulated amortization	(276)	—	(276)	(203)	—	(203)
Total finite-lived intangible assets	101,326	200	101,526	107,547	326	107,873
Indefinite-Lived Intangible Assets: (1)
Insurance licensing agreements	13,761	—	13,761	13,761	—	13,761
Other	—	1,728	1,728	—	1,124	1,124
Total indefinite-lived intangible assets	13,761	1,728	15,489	13,761	1,124	14,885

Total intangible assets, net	$115,087	$1,928	$117,015	$121,308	$1,450	$122,758

Goodwill	184,900	1,708	186,608	177,395	1,708	179,103
Total goodwill and intangible assets, net	$299,987	$3,636	$303,623	$298,703	$3,158	$301,861
(1)    Impairment tests are performed at least annually on indefinite-lived intangible assets.

Goodwill

The following table presents the activity in goodwill, by operating segment and/or reporting unit, as appropriate, and includes the adjustments made to the balance of goodwill to reflect the effect of the final valuation adjustments made for acquisitions, as well as the reduction to any goodwill attributable to impairment related charges:

	Insurance	Other	Total
Balance at December 31, 2020	177,528	1,708	179,236
Purchase accounting adjustments	(133)	—	(133)
Balance at December 31, 2021	$177,395	$1,708	$179,103
Goodwill acquired (1)	8,112	—	8,112
Foreign currency translation and other	(607)	—	(607)
Balance at December 31, 2022	$184,900	$1,708	$186,608
(1)    See Note (3) Acquisitions for more information.

The Company conducts annual impairment tests of its goodwill as of October 1. For the years ended December 31, 2022, 2021 and 2020, no impairments were recorded on the Company’s goodwill. There is no accumulated impairment recorded in the goodwill balance as of December 31, 2022 or 2021.

TIPTREE INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2022
(in thousands, except share data)

Intangible Assets, net

The following table presents the activity, by operating segment and/or reporting unit, as appropriate, in finite and indefinite-lived other intangible assets and includes the adjustments made to the balance to reflect the effect of any final valuation adjustments made for acquisitions, as well as any reduction attributable to impairment-related charges:

	Insurance	Other	Total
Balance at December 31, 2020	$136,718	$1,497	$138,215
Intangible assets acquired	—	124	124
Less: amortization expense	(15,410)	(171)	(15,581)
Balance at December 31, 2021	$121,308	$1,450	$122,758
Intangible assets acquired (1)	10,964	604	11,568
Amortization expense	(16,229)	(126)	(16,355)
Foreign currency translation and other	(956)	—	(956)
Balance at December 31, 2022	$115,087	$1,928	$117,015
(1)    See Note (3) Acquisitions for more information.

The following table presents the amortization expense on finite-lived intangible assets for the following periods:

	For the Year Ended December 31,
	2022	2021	2020
Amortization expense on intangible assets	$16,355	$15,581	$9,499

For the years ended December 31, 2022, 2021, and 2020, no impairments were recorded on the Company’s intangible assets.

The following table presents the amortization expense on finite-lived intangible assets for the next five years and thereafter by operating segment and/or reporting unit, as appropriate:

	As of December 31, 2022
	Insurance	Other	Total
2023	$15,595	$80	$15,675
2024	13,906	80	13,986
2025	11,792	40	11,832
2026	9,543	—	9,543
2027	8,200	—	8,200
2028 and thereafter	43,207	—	43,207
Total (1)	$102,243	$200	$102,443
(1)    Does not include foreign currency translation adjustment of ($917) as of December 31, 2022.

(10) Derivative Financial Instruments and Hedging

The Company utilizes derivative financial instruments as part of its overall investment and hedging activities. Derivative contracts are subject to additional risk that can result in a loss of all or part of an investment. The Company’s derivative activities are primarily entered into in order to manage underlying credit risk, market risk, interest rate risk and currency exchange rate risk. In addition, the Company is also subject to counterparty risk should its counterparties fail to meet the contract terms. Derivative assets are reported in other investments. Derivative liabilities are reported within other liabilities and accrued expenses.

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

TIPTREE INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2022
(in thousands, except share data)

consolidated balance sheets. The estimated fair values of these commitments are generally calculated by reference to the value of the underlying loan associated with the IRLC net of costs to produce and an expected pull through assumption. The fair values of these commitments generally fall under Level 3 in the fair value hierarchy.

Forward Delivery Contracts and TBA Mortgage Backed Securities
Our mortgage origination subsidiary manages their exposure by entering into forward delivery commitments with loan investors. For loans not locked with investors under a forward delivery commitment, the Company enters into hedge instruments, primarily TBAs, to protect against movements in interest rates. The fair values of TBA mortgage-backed securities and forward delivery contracts generally fall under Level 2 in the fair value hierarchy.

The remaining derivatives are generally comprised of a combination of swaps and options, which are generally classified as Level 2 in the fair value hierarchy. In addition, the Fortegra Additional Warrant (Warburg) is a derivative liability and classified as Level 3 in the fair value hierarchy. See Note (17) Stockholders’ Equity for additional information regarding the Fortegra Additional Warrant.

The following table presents the gross notional and fair value amounts of derivatives (on a gross basis) categorized by underlying risk:

	As of December 31, 2022			As of December 31, 2021
	Notional values	Asset derivatives	Liability derivatives	Notional values	Asset derivatives	Liability derivatives
Interest rate lock commitments	$147,963	$3,652	$—	$268,878	$7,514	$—
Forward delivery contracts	32,160	112	39	56,593	204	59
TBA mortgage backed securities	133,500	273	141	316,000	262	425
Fortegra Additional Warrants (Warburg)(1)	—	—	5,291	—	—	—
Other	13,427	230	7,730	9,232	216	1,657
Total	$327,050	$4,267	$13,201	$650,703	$8,196	$2,141
(1) See Note (17) Stockholders’ Equity for additional information.

TIPTREE INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2022
(in thousands, except share data)

(11) Debt, net

The following table presents the balance of the Company’s debt obligations, net of discounts and deferred financing costs for our corporate and asset based debt. Asset based debt is generally recourse only to specific assets and related cash flows.

	As of December 31, 2022
Corporate debt	Insurance	Other	Corporate	Total
Secured revolving credit agreements (1)	$—	$—	$—	$—
Secured term credit agreement	—	—	—	—
Preferred trust securities (LIBOR + 4.10%)	35,000	—	—	35,000
8.50% Junior subordinated notes	125,000	—	—	125,000
Total corporate debt	160,000	—	—	160,000

Asset based debt
Asset based revolving financing (LIBOR + 2.75%) (2)	60,628	—	—	60,628
Residential mortgage warehouse borrowings (1.88% to 2.50% over SOFR; 2.00% to 3.00% over BSBY) (3)(4)	—	47,454	—	47,454
Total asset based debt	60,628	47,454	—	108,082
Total debt, face value	220,628	47,454	—	268,082
Unamortized discount, net	—	—	—	—
Unamortized deferred financing costs	(8,703)	(13)	—	(8,716)
Total debt, net	$211,925	$47,441	$—	$259,366

	As of December 31, 2021
Corporate debt	Insurance	Other	Corporate	Total
Secured revolving credit agreements (1)	$2,160	$—	$—	$2,160
Secured term credit agreement (LIBOR + 6.75%)(5)	—	—	114,063	114,063
Preferred trust securities (LIBOR + 4.10%)	35,000	—	—	35,000
8.50% Junior subordinated notes	125,000	—	—	125,000
Total corporate debt	162,160	—	114,063	276,223

Asset based debt
Asset based revolving financing (LIBOR + 2.75%) (2)	42,310	—	—	42,310
Residential mortgage warehouse borrowings (LIBOR + 1.88% to 3.00%) (3)(4)	—	72,518	—	72,518
Vessel backed term loan (LIBOR + 4.75%)	—	13,600	—	13,600
Total asset based debt	42,310	86,118	—	128,428
Total debt, face value	204,470	86,118	114,063	404,651
Unamortized discount, net	—	—	(1,458)	(1,458)
Unamortized deferred financing costs	(8,474)	(1,069)	(301)	(9,844)
Total debt, net	$195,996	$85,049	$112,304	$393,349
(1)    The secured credit agreements include separate tranches with multiple rate structures which are adjustable based on Fortegra’s senior leverage ratio, which as of December 31, 2022 was SOFR + 1.50%.
(2)    On January 31, 2023, the borrowing was amended to use SOFR as the reference rate. See Note (24) Subsequent Events.
(3)    Includes SOFR floor and BSBY floor of 0.25% and 0.50%, respectively, as of December 31, 2022.
(4)    The weighted average coupon rate for residential mortgage warehouse borrowings was 6.31% and 2.76% at December 31, 2022 and 2021, respectively.
(5)    Includes LIBOR floor of 1%.

The following table presents the amount of interest expense the Company incurred on its debt for the following periods:

	For the Year Ended December 31,
	2022	2021	2020
Total Interest expense - corporate debt	$19,290	$24,425	$23,322
Total Interest expense - asset based debt	10,950	13,018	9,260
Interest expense on debt	$30,240	$37,443	$32,582

TIPTREE INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2022
(in thousands, except share data)

The following table presents the contractual principal payments and future maturities of the unpaid principal balance on the Company’s debt for the following periods:

As of
December 31, 2022
2023	$108,082
2024	—
2025	—
2026	—
2027	—
2028 and thereafter	160,000
Total	$268,082

The following narrative is a summary of certain terms of our debt agreements for the year ended December 31, 2022:
Corporate Debt

Secured Revolving Credit Agreements

As of December 31, 2022 and 2021, a total of $0 and $2,160, respectively, was outstanding under the revolving line of credit in our insurance business. The maximum borrowing capacity under the agreements as of December 31, 2022 was $200,000.

On October 21, 2022, Fortegra entered into a Second Amended and Restated Credit Agreement by and among Fortegra Financial and its subsidiary, LOTS Intermediate Co., as borrowers, the lenders from time to time party thereto, certain of Fortegra’s subsidiaries, as guarantors, and Fifth Third Bank, National Association, as the administrative agent and issuing lender (the Fortegra Credit Agreement). The Fortegra Credit Agreement provides for a $200,000 revolving credit facility, all of which is available for the issuance of letters of credit, with a sub-limit of $25,000 for swing loans and matures on October 1, 2027.

Secured Term Credit Agreement

The remaining balance of the corporate secured term credit agreement was fully repaid during June 2022 in connection with the WP Transaction. As of December 31, 2021, the maximum borrowing capacity and borrowings outstanding were $114,063.

Junior Subordinated Notes

On October 16, 2017, a subsidiary of Fortegra issued $125,000 of 8.50% Fixed Rate Resetting Junior Subordinated Notes due October 2057. Substantially all of the net proceeds were used to repay the existing secured credit agreement at that time, which was terminated thereafter. The notes are unsecured obligations of the subsidiary and rank in right of payment and upon liquidation, junior to all of the Fortegra subsidiary’s current and future senior indebtedness. The notes are not obligations of or guaranteed by any other subsidiaries of Fortegra, or any other Tiptree entities. So long as no event of default has occurred and is continuing, all or part of the interest payments on the notes can be deferred on one or more occasions for up to five consecutive years per deferral period. This credit agreement contains customary financial covenants that require, among other items, maximum leverage and limitations on restricted payments under certain circumstances.

Preferred Trust Securities

On June 20, 2007, a subsidiary of Fortegra issued $35,000 of preferred trust securities due June 15, 2037. Interest is payable quarterly at an interest rate of LIBOR plus 4.10%. The Company may redeem the preferred trust securities, in whole or in part, at a price equal to the full outstanding principal amount of such preferred trust securities outstanding plus accrued and unpaid interest.

TIPTREE INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2022
(in thousands, except share data)

Asset Based Debt

Asset Based Revolving Financing

On October 16, 2020, subsidiaries of Fortegra entered into a three year $75,000 secured credit agreement, which replaced the individual agreements in its premium finance and service contract finance businesses. The borrowers can select from various borrowing and rate options under the agreement, as well the option to convert certain borrowings to term loans, if no default or event of default exists. The obligations under the agreement are non-recourse to Fortegra and its other subsidiaries (other than borrowers and their subsidiaries). As of December 31, 2022 and 2021, a total of $60,628 and $42,310, respectively, was outstanding under the borrowing related to our premium finance and service contract finance offerings in our insurance business.

Residential Mortgage Warehouse Borrowings

In March 2021, the $60,000 warehouse line of credit was renewed and the maturity date was extended from April 2021 to April 2022. In April 2022, the $60,000 warehouse line of credit was renewed and the maturity date was extended from April 2022 to April 2023. In January 2023, the $60,000 warehouse line of credit was renewed and the maturity date was extended from January 2023 to January 2024.

In July 2021, the $50,000 warehouse line of credit was renewed and the maturity date was extended from August 2021 to August 2022. In August 2022, the $50,000 warehouse line of credit was renewed and the maturity date was extended from August 2022 to August 2023.

As of December 31, 2022 and 2021, a total of $47,454 and $72,518, respectively, was outstanding under such financing agreements.

Vessel-Backed Term Loan

The remaining balance of the vessel backed term loan was fully repaid at a discount during May 2022, for a net gain of $1,168. As of December 31, 2021, the maximum borrowing capacity and borrowings outstanding were $13,600.

Debt Covenants

As of December 31, 2022, the Company was in compliance with the representations and covenants for its outstanding debt or obtained waivers for any events of non-compliance.

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

TIPTREE INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2022
(in thousands, except share data)

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

TIPTREE INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2022
(in thousands, except share data)

forward delivery commitment, the Company enters into hedge instruments, primarily TBAs, to protect against movements in interest rates. The fair values of TBA mortgage backed securities and forward delivery contracts generally fall under Level 2 in the fair value hierarchy.

The remaining derivatives are generally comprised of a combination of swaps and options, which are generally classified as Level 2 in the fair value hierarchy. In addition, the Fortegra Additional Warrants (Warburg) are a derivative liability and classified as Level 3 in the fair value hierarchy. See Note (17) Stockholders’ Equity for additional information regarding the Fortegra Additional Warrant.

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

TIPTREE INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2022
(in thousands, except share data)

The following tables present the Company’s fair value hierarchies for financial assets and liabilities, measured on a recurring basis:

	As of December 31, 2022
	Quoted prices in active markets Level 1	Other significant observable inputs Level 2	Significant unobservable inputs Level 3	Fair value
Assets:
Available for sale securities, at fair value:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$—	$382,060	$—	$382,060
Obligations of state and political subdivisions	—	49,454	—	49,454
Obligations of foreign governments	—	2,362	—	2,362
Certificates of deposit	756	—	—	756
Asset backed securities	—	15,254	95	15,349
Corporate securities	—	161,999	—	161,999
Total available for sale securities, at fair value	756	611,129	95	611,980

Loans, at fair value:
Corporate loans	—	3,104	11,208	14,312
Mortgage loans held for sale	—	50,531	—	50,531
Total loans, at fair value	—	53,635	11,208	64,843

Equity securities:
Invesque	15,454	—	—	15,454
Fixed income ETFs	56,256	—	—	56,256
Other equity securities	7,181	—	6,885	14,066
Total equity securities	78,891	—	6,885	85,776

Other investments, at fair value:
Corporate bonds	—	42,080	—	42,080
Derivative assets	7	608	3,652	4,267
Other	—	—	324	324
Total other investments, at fair value	7	42,688	3,976	46,671

Mortgage servicing rights (1)	—	—	41,426	41,426

Total	$79,654	$707,452	$63,590	$850,696

Liabilities: (2)
Securities sold, not yet purchased	$10,263	$6,312	$—	$16,575
Derivative liabilities	—	7,910	—	7,910
Fortegra Additional Warrants (Warburg)	—	—	5,291	5,291
Contingent consideration payable	—	—	2,904	2,904
Total	$10,263	$14,222	$8,195	$32,680
(1)    Included in other assets. See Note (15) Other Assets and Other Liabilities and Accrued Expenses.
(2)    Included in other liabilities and accrued expenses. See Note (15) Other Assets and Other Liabilities and Accrued Expenses.

TIPTREE INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2022
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
December 31, 2022
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

The following table presents additional information about assets that are measured at fair value on a recurring basis for which the Company has utilized Level 3 inputs to determine fair value for the following periods:

	For the Year Ended December 31,
	2022	2021
Balance at January 1,	$61,443	$33,455
Net realized and unrealized gains or losses included in:
Earnings	9,467	14,206
OCI	(520)	(243)
Origination of IRLCs	52,932	109,330
Purchases	13	24,956
Sales and repayments	(3,815)	(9,238)
Conversions to mortgage loans held for sale	(56,794)	(111,023)
Settlement of trade claims	(19,169)	—
Exchange of bonds for term loans	12,673	—
Exchange of trade receivables for equity securities	7,360	—
Balance at December 31,	$63,590	$61,443

Changes in unrealized gains (losses) included in earnings related to assets still held at period end	(3,870)	$(2,421)
Changes in unrealized gains (losses) included in OCI related to assets still held at period end	$(520)	$(243)
The following table presents the range and weighted average (WA) used to develop significant unobservable inputs for the fair value measurements of Level 3 assets and liabilities.

	As of December 31,				As of December 31,
	2022	2021	Valuation technique	Unobservable input(s)	2022				2021
Assets	Fair value				Range			WA (1)	Range			WA (1)
IRLCs	$3,652	$7,514	Internal model	Pull through rate	55%	to	95%	65%	55%	to	95%	66%
Mortgage servicing rights	41,426	29,833	External model	Discount rate	9%	to	14%	9%	10%	to	12%	9%
				Cost to service	$65	to	$80	$72	$65	to	$80	$71
				Prepayment speed	4%	to	85%	9%	5%	to	100%	15%
Trade claims	—	19,737	Internal model	Plan projected recovery rate	N/A				15%	to	18%	17%
Equity securities	6,837	—	Internal model	Forecast EBITDAR	$728	to	$1,039	N/A	N/A
Corporate loans and related receivables	11,208	—	Internal model	EBITDA	$170,000			N/A	N/A
Total	$63,123	$57,084

Liabilities
Fortegra Additional Warrants (Warburg)	$5,291	$—	External model	Discount rate	3%	to	5%	3.3%	N/A
				Implied Equity Volatility	40%	to	50%	45%
Contingent consideration payable	2,904	—	Cash Flow model	Forecast Cash EBITDA	$2,500	to	$4,000	N/A	N/A
			Cash Flow model	Forecast Underwriting EBITDA	$—	to	$2,000	N/A	N/A
Total	$8,195	$—
(1)    Unobservable inputs were weighted by the relative fair value of the instruments.

TIPTREE INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2022
(in thousands, except share data)

The following table presents the carrying amounts and estimated fair values of financial assets and liabilities that are not recorded at fair value and their respective levels within the fair value hierarchy:

	As of December 31, 2022			As of December 31, 2021
	Level within fair value hierarchy	Fair value	Carrying value	Level within fair value hierarchy	Fair value	Carrying value
Assets:
Debentures (1)	2	$23,853	$23,853	2	$21,057	$21,057
Notes receivable, net	2	121,419	121,419	2	89,788	89,788
Total assets		$145,272	$145,272		$110,845	$110,845

Liabilities:
Debt, net	3	$262,932	$268,082	3	$419,599	$403,193
Total liabilities		$262,932	$268,082		$419,599	$403,193
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
December 31, 2022
(in thousands, except share data)

(13) Liability for Unpaid Claims and Claim Adjustment Expenses

Roll forward of Claim Liability

The following table presents the activity in the net liability for unpaid losses and allocated loss adjustment expenses of short duration contracts for the following periods:

	For the Year Ended December 31,
	2022	2021
Policy liabilities and unpaid claims balance as of January 1,	$331,703	$233,438
Less: liabilities of policy-holder account balances, gross	(801)	(5,419)
Less: non-insurance warranty benefit claim liabilities	(10,785)	(30,664)
Gross liabilities for unpaid losses and loss adjustment expenses	320,117	197,355
Less: reinsurance recoverable on unpaid losses - short duration	(165,129)	(113,163)
Less: other lines, gross	(576)	(247)
Net balance as of January 1, short duration	154,412	83,945

Incurred (short duration) related to:
Current year	361,462	250,300
Prior years	(858)	2,606
Total incurred	360,604	252,906

Paid (short duration) related to:
Current year	165,710	174,334
Prior years	51,249	8,105
Total paid	216,959	182,439

Net balance as of December 31, short duration	298,057	154,412
Plus: reinsurance recoverable on unpaid losses - short duration	266,889	165,129
Plus: other lines, gross	184	576
Gross liabilities for unpaid losses and loss adjustment expenses	565,130	320,117
Plus: liabilities of policy-holder account balances, gross	1,923	801
Plus: non-insurance warranty benefit claim liabilities	140	10,785
Policy liabilities and unpaid claims balance as of December 31,	$567,193	$331,703

The following schedule reconciles the total short duration contracts per the table above to the amount of total losses incurred as presented in the consolidated statements of operations, excluding the amount for member benefit claims:

	For the Year Ended December 31,
	2022	2021	2020
Short duration incurred	$360,604	$252,906	$177,450
Other lines incurred	354	(284)	27
Unallocated loss adjustment expenses	643	851	771
Total losses incurred	$361,601	$253,473	$178,248
During the year ended December 31, 2022, the Company experienced favorable prior year development of $858, primarily as a result of lower-than-expected claim severity in our commercial lines business.

During the year ended December 31, 2021, the Company experienced unfavorable prior year development of $2,606, primarily as a result of higher-than-expected claim severity from business written by a small group of producers of our personal and commercial lines of business.

Management considers the prior year development for each of these years to be insignificant when considered in the context of our annual earned premiums, net as well as our net losses and loss adjustment expenses and member benefit claims expenses. We analyze our development on a quarterly basis and given the short duration nature of our products, favorable or adverse development emerges quickly and allows for timely reserve strengthening, if necessary, or modifications to our product pricing or offerings. The favorable prior year development of $858 in 2022 represented 1.3% of our insurance business pre-tax income of $68,150 and 0.6% of the opening net liability for losses and loss adjustment expenses of

TIPTREE INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2022
(in thousands, except share data)

$154,412, as of January 1, 2022. The unfavorable prior year development of $2,606 in 2021 represented 3.7% of our insurance business pretax income of $69,857, and 3.1% of the opening net liability for losses and loss adjustment expenses of $83,945, as of January 1, 2021.

Based upon our internal analysis and our review of the statement of actuarial opinions provided by our actuarial consultants, we believe that the amounts recorded for policy liabilities and unpaid claims reasonably represent the amount necessary to pay all claims and related expenses which may arise from incidents that have occurred as of the balance sheet date.

TIPTREE INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2022
(in thousands, except share data)

Incurred and Paid Development

The following table presents information about incurred and paid loss development and average claim duration as of December 31, 2022, net of reinsurance, as well as cumulative claim frequency and the total of IBNR liabilities plus expected development on reported claims included within the net incurred claims amounts. The cumulative number of reported claims represents open claims, claims closed with payment, and claims closed without payment. It does not include an estimated count of unreported claims. The number of claims is measured by claim event. The Company considers a claim that does not result in a liability as a claim closed without payment.

Incurred Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance										As of December 31, 2022
	For the Years Ended December 31,									Total of IBNR Liabilities Plus Expected Development of Reported Claims	Cumulative Number of Reported Claims
	Unaudited
Accident Year	2014	2015	2016	2017	2018	2019	2020	2021	2022
2014	$43,449	$39,614	$39,914	$39,887	$39,874	$39,869	$39,883	$39,884	$39,932	$5	122
2015		59,579	57,470	57,588	57,815	58,141	58,194	58,248	58,285	$6	178
2016			84,178	87,290	87,993	88,615	89,629	89,981	89,516	$133	257
2017				103,306	104,898	105,601	105,787	106,446	106,517	$205	326
2018					129,352	133,225	133,158	134,392	123,228	$6,644	399
2019						144,925	149,166	151,772	153,325	$10,352	422
2020							172,007	169,706	165,820	$20,818	344
2021								250,300	263,249	$13,964	492
2022									361,462	$160,915	516
								Total	$1,361,334

Cumulative Paid Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance
	Unaudited
Accident Year	2014	2015	2016	2017	2018	2019	2020	2021	2022
2014	$30,435	$38,752	$39,596	$39,822	$39,818	$39,874	$39,878	$39,881	$39,927
2015		41,578	56,445	57,130	57,610	58,096	58,175	58,243	58,274
2016			62,989	84,185	86,531	88,482	88,976	89,474	89,286
2017				84,493	102,620	105,075	105,852	106,402	106,249
2018					105,740	112,619	114,490	115,407	114,756
2019						122,348	128,787	132,747	131,885
2020							127,721	129,832	132,997
2021								174,334	224,193
2022									165,710
							Total		$1,063,277
All outstanding liabilities before 2014, net of reinsurance									—
Liabilities for loss and loss adjustment expenses, net of reinsurance									$298,057

Duration

The following table presents supplementary information about average historical claims duration as of December 31, 2022 for short duration contracts:

Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance (Unaudited)
Years	1	2	3	4	5	6	7	8	9
Short duration	72.4%	14.6%	2.0%	0.7%	0.3%	0.2%	—%	—%	0.1%

TIPTREE INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2022
(in thousands, except share data)

Reconciliation of Reserves to Balance Sheet

The following table presents a reconciliation of net outstanding liabilities for unpaid loss and loss adjustment expenses of short-duration contracts to the consolidated balance sheets value of policy liabilities and unpaid claims:

As of December 31, 2022
Net outstanding liabilities:
Short duration	$298,057
Insurance lines other than short duration	(26)
Total liabilities for unpaid losses and loss adjustment expenses, net of reinsurance	298,031

Reinsurance recoverable on unpaid losses and loss adjustment expenses:
Short duration	266,889
Other insurance lines	210
Total reinsurance recoverable on unpaid losses and loss adjustment expenses	267,099

Total gross liability for unpaid losses and loss adjustment expenses	565,130
Liabilities of policy-holder account balances, gross	1,923
Non-insurance warranty benefit claim liabilities	140
Total policy liabilities and unpaid claims	$567,193

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

The following table presents the disaggregated amounts of revenue from contracts with customers by product type for the following periods:

	For the Year Ended December 31,
	2022	2021	2020
Service and Administrative Fees:
Service contract revenue	$210,817	$163,583	$98,574
Motor club revenue	53,346	41,634	36,159
Vessel related revenue	30,144	35,562	22,697
Other	5,916	17,784	6,127
Revenue from contracts with customers	$300,223	$258,563	$163,557

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

TIPTREE INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2022
(in thousands, except share data)

We do not disclose information about remaining performance obligations pertaining to contracts that have an original expected duration of one year or less. The transaction price allocated to remaining unsatisfied or partially unsatisfied performance obligations with an original expected duration exceeding one year was not material as of December 31, 2022.

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

The following table presents the activity in the significant deferred assets and liabilities related to revenue from contracts with customers for the following period:

	January 1, 2022			December 31, 2022
	Beginning balance	Additions	Amortization	Ending balance
Deferred acquisition costs
Service and Administrative Fees:
Service contract revenue	$110,220	$114,219	$52,310	$172,129
Motor club revenue	19,424	39,695	41,977	17,142
Total	$129,644	$153,914	$94,287	$189,271

Deferred revenue
Service and Administrative Fees:
Service contract revenue	$470,399	$322,300	$210,817	$581,882
Motor club revenue	24,870	51,425	53,346	22,949
Total	$495,269	$373,725	$264,163	$604,831

For the periods presented, no write-offs for unrecoverable deferred acquisition costs and deferred revenue were recognized.

(15) Other Assets and Other Liabilities and Accrued Expenses

Other Assets

The following table presents the components of other assets as reported in the consolidated balance sheets:

	As of December 31,
	2022	2021
Loans eligible for repurchase	$32,136	$36,732
Mortgage servicing rights	41,426	29,833
Right of use asset - Operating leases (1)	31,499	23,870
Income tax receivable	19,790	19,824
Furniture, fixtures and equipment, net	21,829	14,878
Prepaid expenses	18,526	10,722
Other	6,937	10,985
Total other assets	$172,143	$146,844

TIPTREE INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2022
(in thousands, except share data)

(1)    See Note (21) Commitments and Contingencies for additional information.
The following table presents the depreciation expense related to furniture, fixtures and equipment for the following periods:

	For the Year Ended December 31,
	2022	2021	2020
Depreciation expense related to furniture, fixtures and equipment	$3,954	$3,621	$3,257

Other Liabilities and Accrued Expenses

The following table presents the components of other liabilities and accrued expenses as reported in the consolidated balance sheets:

	As of December 31,
	2022	2021
Accounts payable and accrued expenses	$119,394	$149,816
Loans eligible for repurchase liability	32,136	36,732
Deferred tax liabilities, net	90,391	40,049
Operating lease liability (1)	38,031	29,396
Commissions payable	42,741	20,412
Securities sold, not yet purchased	16,575	242
Other	28,480	29,889
Total other liabilities and accrued expenses	$367,748	$306,536
(1)    See Note (21) Commitments and Contingencies for additional information.
(16) Other Revenue and Other Expenses

Other Revenue

The following table presents the components of other revenue as reported in the consolidated statement of operations. Other revenue is primarily generated by Tiptree Capital’s non-insurance activities except as noted in the footnote to the table.

	For the Year Ended December 31,
	2022	2021	2020
Other investment income (1)	$53,660	$64,580	$48,747
Other (2)	22,525	8,827	3,163
Total other revenue	$76,185	$73,407	$51,910
(1)    See Note (6) Investments for the components of Other investment income.
(2)    Includes $17,559, $10,384, and $7,025 for the years ended December 31, 2022, 2021, and 2020, respectively, related to Insurance.

Other Expenses

The following table presents the components of other expenses as reported in the consolidated statement of operations:

	For the Year Ended December 31,
	2022	2021	2020
General and administrative	$26,216	$36,654	$22,295
Professional fees	26,614	27,285	20,711
Premium taxes	22,362	20,196	15,824
Mortgage origination expenses	17,540	17,451	14,603
Rent and related	17,635	17,009	14,074
Operating expenses from vessels	6,418	13,797	13,210
Other	15,795	9,652	8,431
Total other expenses	$132,580	$142,044	$109,148

TIPTREE INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2022
(in thousands, except share data)

(17) Stockholders' Equity

Stock Repurchases

The Board of Directors authorized the Company to make repurchases of up to $20,000 of shares of the Company’s outstanding common stock in the aggregate, at the discretion of the Company's Executive Committee. During the year ended December 31, 2022, 165,040 shares were repurchased for a weighted average price per share of $10.44. As of December 31, 2022, the remaining repurchase authorization was $11,945.

Tiptree Warrants

In the year ended December 31, 2022, warrants were exercised for 1,999,989 shares of Tiptree common stock, with 1,979,325 warrants exercised for $13,724 in cash, and 20,664 exercised cashless. As of December 31, 2022, there were no warrants for shares of Tiptree common stock outstanding.

Dividends

The Company declared cash dividends per share for the following periods presented below:

	Dividends per share for the
	For the Year Ended December 31,
	2022	2021	2020
First quarter	$0.04	$0.04	$0.04
Second quarter	0.04	0.04	0.04
Third quarter	0.04	0.04	0.04
Fourth quarter	0.04	0.04	0.04
Total cash dividends declared	$0.16	$0.16	$0.16

Fortegra Non-Controlling Interests

On June 21, 2022, the Company closed the WP Transaction. On that date, Fortegra converted to a Delaware corporation and Warburg made a $200,000 investment in Fortegra in exchange for Fortegra Common Stock, Fortegra Preferred Stock, Fortegra Warrants and Fortegra Additional Warrants. Also, in connection with the closing of the Warburg Transaction, Tiptree was issued Fortegra Additional Warrants, and management’s interests in LOTS Intermediate were exchanged for interests in Fortegra. As of December 31, 2022, Fortegra was owned approximately 79.5% by Tiptree Holdings, 17.4% by Warburg and 3.1% by management and directors of Fortegra. As a result of the WP Transaction, the Company recorded an increase of $167,008 to total stockholders’ equity of which $48,285 impacted Tiptree Inc. stockholders’ equity and $118,723 impacted non-controlling interests. Of the increase to Tiptree Inc. stockholders’ equity, $41,092 impacted additional paid in capital and $7,193 impacted accumulated other comprehensive income (loss). Additionally, the Company recognized $9,059 of net income attributable to non-controlling interests during the year ended December 31, 2022 due to the increase in non-controlling interest.

Fortegra Preferred Stock

The face amount of the Fortegra Preferred Stock is $80,000. Dividends are cumulative and accrue at a rate of 8% per annum, compounding quarterly. Any quarterly dividend may be paid in cash, at Fortegra’s option. For the year ended December 31, 2022, the Company declared $3,384 of cash dividends, of which $2,016 was paid in cash and $1,368 was accrued in other liabilities and accrued expenses. See Note (15) Other Assets and Other Liabilities and Accrued Expenses.

TIPTREE INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2022
(in thousands, except share data)

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

The following table presents the components of non-controlling interests as reported in the consolidated balance sheets:

	As of December 31,
	2022	2021
Fortegra preferred interests	$77,679	$—
Fortegra common interests	55,364	11,066
Other third-party common interests	3,165	6,161
Total non-controlling interests	$136,208	$17,227

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

Statutory Capital and Surplus

The Company’s insurance company subsidiaries must maintain minimum amounts of statutory capital and surplus as required by regulatory authorities, including the NAIC; their capital and surplus levels exceeded respective minimum requirements as of December 31, 2022 and 2021.

	As of December 31,
	2022	2021
Combined statutory capital and surplus of the Company's insurance company subsidiaries	$370,340	$286,015

Required minimum statutory capital and surplus	$75,750	$75,750

TIPTREE INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2022
(in thousands, except share data)

Under the National Association of Insurance Commissioners Risk-Based Capital Act of 1995, a company's Risk-Based Capital (RBC) is calculated by applying certain risk factors to various asset, claim and reserve items. If a company's adjusted surplus falls below calculated RBC thresholds, regulatory intervention or oversight is required. The Company's U.S. domiciled insurance company subsidiaries' RBC levels, as calculated in accordance with the NAIC’s RBC instructions, exceeded all RBC thresholds as of December 31, 2022 and 2021.

The following table presents the statutory net income of the Company’s U.S. domiciled statutory insurance companies for the following periods:

	For the Year Ended December 31,
	2022	2021	2020
Net income of statutory insurance companies	$12,964	$33,999	$19,647

The Company also has a foreign insurance subsidiary that is not subject to SAP. The statutory capital and surplus amounts and statutory net income presented above do not include the foreign insurance subsidiary in accordance with SAP.

Statutory Dividends

The Company’s U.S. domiciled insurance company subsidiaries may pay dividends to the Company, subject to statutory restrictions. Payments in excess of statutory restrictions (extraordinary dividends) to the Company are permitted only with prior approval of the insurance department of the applicable state of domicile. The Company eliminates all dividends from its subsidiaries in the consolidated financial statements. There were no dividends paid to the Company by its U.S. domiciled insurance company subsidiaries for the years ended December 31, 2022 and 2021.

The following table presents the combined amount available for ordinary dividends of the Company's U.S. domiciled insurance company subsidiaries for the following periods:

	As of December 31,
	2022	2021
Amount available for ordinary dividends of the Company's insurance company subsidiaries	$35,145	$18,519

At December 31, 2022, the maximum amount of dividends that our U.S. domiciled insurance company subsidiaries could pay under applicable laws and regulations without regulatory approval was approximately $35,145. The Company may seek regulatory approval to pay dividends in excess of this permitted amount, but there can be no assurance that the Company would receive regulatory approval if sought.

(18) Accumulated Other Comprehensive Income (Loss)

The following table presents the activity of AFS securities in AOCI, net of tax, for the following periods:

	Unrealized gains (losses) on available for sale securities	Foreign currency translation adjustment	Total AOCI	Amount attributable to non-controlling interests	Total AOCI to Tiptree Inc.
Balance at December 31, 2020	$5,702	$—	$5,702	$(28)	$5,674
Other comprehensive income (losses) before reclassifications	(7,889)	—	(7,889)	29	(7,860)
Amounts reclassified from AOCI	(499)	—	(499)	—	(499)
OCI	(8,388)	—	(8,388)	29	(8,359)
Balance at December 31, 2021	$(2,686)	$—	$(2,686)	$1	$(2,685)

Balance at December 31, 2021	$(2,686)	$—	$(2,686)	$1	$(2,685)
Other comprehensive income (losses) before reclassifications	(39,514)	(7,311)	(46,825)	3,731	(43,094)
Amounts reclassified from AOCI	(843)	—	(843)	—	(843)
WP Transaction	—	—	—	7,193	7,193
OCI	(40,357)	(7,311)	(47,668)	10,924	(36,744)
Balance at December 31, 2022	$(43,043)	$(7,311)	$(50,354)	$10,925	$(39,429)

TIPTREE INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2022
(in thousands, except share data)

The following table presents the reclassification adjustments out of AOCI included in net income and the impacted line items on the consolidated statement of operations for the following periods:

	For the Year Ended December 31,			Affected line item in consolidated statements of operations
Components of AOCI	2022	2021	2020
Unrealized gains (losses) on available for sale securities	$1,359	$638	$528	Net realized and unrealized gains (losses)
Related tax (expense) benefit	(516)	(139)	(113)	Provision for income tax
Net of tax	$843	$499	$415

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

The table below summarizes changes to the issuances under the Company’s 2017 Equity Plan for the periods indicated, excluding awards granted under the Company’s subsidiary incentive plans that are exchangeable for Tiptree common stock:

2017 Equity Plan	Number of shares (1)
Available for issuance as of December 31, 2019	4,765,863
RSU, stock and option awards granted	(977,446)
Available for issuance as of December 31, 2020	3,788,417
RSU, stock and option awards granted	(61,713)
PRSU awards vested	(215,583)
Exchanged for vested subsidiary awards	(1,166,307)
Available for issuance as of December 31, 2021	2,344,814
RSU, stock and option awards granted	(247,093)
Forfeited	5,276
Amendment to 2017 Equity Plan	4,000,000
PRSU awards granted	(3,616,667)
Exchanged for vested subsidiary awards	(114,353)
Available for issuance as of December 31, 2022	2,371,977
(1)    Excludes awards granted under the Company’s subsidiary incentive plans that are exchangeable for Tiptree common stock.

Restricted Stock Units and Stock Awards

Tiptree Corporate Incentive Plans

The Company values RSUs at their grant-date fair value as measured by Tiptree’s common stock price. Generally, the Tiptree RSUs vest and become non-forfeitable either (i) after the third anniversary, or (ii) with respect to one-third of Tiptree shares granted on each of the first, second and third year anniversaries of the date of the grant. RSU awards are expensed using the straight-line method over the requisite service period. The RSUs granted after 2019 include a retirement provision and are amortized over the lesser of the service condition or expected retirement date.

TIPTREE INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2022
(in thousands, except share data)

Stock Awards - Directors’ Compensation

The Company values the stock awards at their issuance-date fair value as measured by Tiptree’s common stock price. Upon issuance, the awards are deemed to be granted and immediately vested.

The following table presents changes to the issuances of RSUs and stock awards under the 2017 Equity Plan for the periods indicated:

	Number of shares issuable	Weighted average grant date fair value
Unvested units as of December 31, 2019	958,609	$6.23
Granted	552,169	7.04
Vested	(557,633)	6.54
Unvested units as of December 31, 2020	953,145	$6.52
Granted	61,713	7.81
Vested	(415,846)	6.62
Unvested units as of December 31, 2021	599,012	$6.59
Granted	247,093	12.83
Vested	(339,822)	7.13
Forfeited	(5,276)	10.10
Unvested units as of December 31, 2022	501,007	$9.63

The following tables present the detail of the granted and vested RSUs and stock awards for the periods indicated:

	For the Year Ended December 31,				For the Year Ended December 31,
Granted	2022	2021	2020	Vested	2022	2021	2020
Directors	39,517	61,713	82,912	Directors	39,517	61,713	82,912
Employees (1)	207,576	—	469,257	Employees	300,305	354,133	474,721
Total Granted	247,093	61,713	552,169	Total Vested	339,822	415,846	557,633
				Taxes	(47,274)	(34,828)	(53,438)
				Net Vested	292,548	381,018	504,195
(1)    Includes 94,410 shares that vest ratably over three years and 113,166 shares that cliff vest in 2025 for the year ended December 31, 2022.

Tiptree Senior Management Incentive Plan

On August 4, 2021, a total of 3,500,000 Performance Restricted Stock Units (PRSUs) were awarded to members of the Company’s senior management. An additional 350,000 PRSUs were awarded on October 14, 2022. The PRSUs have a 10-year term and are subject to the recipient’s continuous service and a market requirement. A portion of the PRSUs will generally vest upon the achievement of each of five Tiptree share price target milestones ranging from $15 to $60, adjusted for dividends paid, within five pre-established determination periods (subject to a catch-up vesting mechanism) occurring on the second, fourth, sixth, eighth and tenth anniversaries of the grant date.

In November 2021, the first tranche of the PRSUs vested, resulting in a net issuance of 215,583 shares of Tiptree common stock. As of December 31, 2022, 3,616,667 PRSUs are unvested. The below table illustrates the aggregate number of PRSUs that will vest upon the achievement of each Tiptree share price target. Such price targets are adjusted down for cumulative dividends paid by the Company since grant (e.g., the next share price target is $19.76 as adjusted for cumulative dividends paid to date).

Original Tiptree Share Price Target	Number of PRSUs that Vest
$20	516,667
$30	775,000
$45	1,033,333
$60	1,291,667

TIPTREE INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2022
(in thousands, except share data)

Upon vesting, the Company will issue shares, or if shares are not available under the 2017 Equity Plan, then the Company may in its sole discretion instead deliver cash equal to the fair market value of the underlying shares. As of December 31, 2021, the Company did not have sufficient shares available in the 2017 Equity Plan to settle the PRSUs awarded; as such, the PRSUs were classified as liability awards and were remeasured at each subsequent reporting date, and expensed using the straight-line method over the requisite service period. On June 7, 2022, the Board of Directors authorized additional shares, and the Company now has sufficient shares available in the 2017 Equity Plan to settle the PRSUs awarded. As such, the PRSUs were valued on June 7, 2022, and converted to equity awards on that date, and will be expensed using the straight-line method over the remaining derived service period.

The fair value of the PRSUs was estimated using a Black-Scholes-Merton option pricing formula embedded within a Monte Carlo model used to simulate the future stock prices of the Company, which assumes that the market requirement is achieved. The historical volatility was computed based on historical daily returns of the Company’s stock price simulated over the performance period using a lookback period of 10 years. The valuation was done under a risk-neutral framework using the 10-year zero-coupon risk-free interest rate derived from the Treasury Constant Maturities yield curve on the reporting date. The current quarterly dividend rates in effect as of the reporting date are used to calculate a spot dividend yield for use in the model.

The following table presents the assumptions used to remeasure the fair value of the PRSUs issued in 2021 as of June 7, 2022, when they were converted to equity awards.

Valuation Input	Assumption
Historical volatility	38.75%
Risk-free rate	3.04%
Dividend yield	1.45%
Cost of equity	11.72%
Expected term (years)	6

Subsidiary Incentive Plans

Certain of the Company’s subsidiaries have established incentive plans under which they are authorized to issue equity of those subsidiaries to certain of their employees. Such awards are accounted for as equity. These awards are subject to performance-vesting criteria based on the performance of the subsidiary (performance vesting awards) and time-vesting subject to continued employment (time vesting awards). Following the service period, certain vested awards may be exchanged at fair market value, at the option of the holder, for Tiptree common stock under the 2017 Equity Plan. The service period for certain grants has been achieved and those vested subsidiary awards are currently eligible for exchange. The Company has the option, but not the obligation to settle the exchange right in cash.
The following table presents changes to the issuances of subsidiary awards under the subsidiary incentive plans for the periods indicated:

Grant date fair value of equity shares issuable
Unvested balance as of December 31, 2019	$4,279
Granted	1,108
Vested	(4,237)
Performance assumption adjustment	3,155
Unvested balance as of December 31, 2020	$4,305
Granted	1,278
Vested	(3,472)
Performance assumption adjustment	123
Unvested balance as of December 31, 2021	$2,234
Granted	282
Vested	(1,124)
Performance assumption adjustment	95
Unvested balance as of December 31, 2022	$1,487

TIPTREE INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2022
(in thousands, except share data)

The net vested balance of subsidiary awards eligible for exchange as of December 31, 2022 translates to 87,052 shares of Tiptree common stock.

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

The following table presents the Company's stock option activity for the current period:

	Options outstanding	Weighted average exercise price (in dollars per stock option)	Weighted average grant date value (in dollars per stock option)	Options exercisable
Balance, December 31, 2021	1,715,619	$6.49	$2.29	712,542

Balance, December 31, 2022	1,675,514	$6.50	$2.30	1,018,805

Weighted average remaining contractual term at December 31, 2022 (in years)	5.2

Fortegra Equity Incentive Plan

Fortegra adopted the 2022 Equity Incentive Plan (“Fortegra Plan”) on June 21, 2022, which permits the grant of RSUs, stock based awards and options up to approximately 7% of Fortegra Common Stock (assuming conversion of the Fortegra Preferred Stock), of which the substantial majority is expected to be delivered in options. The general purpose of the Fortegra Plan is to attract, motivate and retain selected employees of Fortegra, to provide them with incentives and rewards for performance and to better align their interests with those of Fortegra’s stockholders. Unless otherwise extended, the Fortegra Plan terminates automatically on June 21, 2032. The awards under the Fortegra Plan are not exchangeable for Tiptree common stock.

As of December 31, 2022, time vesting RSUs and options equal to approximately 0.4% of Fortegra Common Stock (assuming conversion of the Fortegra Preferred Stock) have been granted under the Fortegra Plan. The unvested RSUs were exchanged for prior RSUs granted to management of Fortegra under the LOTS Intermediate Co. Restricted Stock Unit Program.

TIPTREE INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2022
(in thousands, except share data)

Stock Based Compensation Expense

The following table presents total stock based compensation expense and the related income tax benefit recognized on the consolidated statements of operations:

	For the Year Ended December 31,
	2022	2021	2020
Employee compensation and benefits	$9,219	$10,665	$7,571
Director compensation	469	465	546
Income tax benefit	(2,034)	(2,338)	(1,705)
Net stock based compensation expense	$7,654	$8,792	$6,412
Additional information on total non-vested stock based compensation is as follows:

	As of December 31, 2022
	Stock options	Restricted stock awards and RSUs	Performance Restricted Stock Units
Unrecognized compensation cost related to non-vested awards (1)	$137	$536	$8,429
Weighted - average recognition period (in years)	1.19	0.89	1.09
(1)    Includes $105 of unrecognized compensation cost related to stock options at The Fortegra Group that vest ratably over three years.

(20) Income Taxes

The following table presents the Company’s provision (benefit) for income taxes reflected as a component of income (loss):

	For the Year Ended December 31,
	2022	2021	2020
Current provision (benefit) for income taxes:
Federal	$250	$1,393	$(26,273)
State	1,612	1,330	1,692
Foreign	1,041	838	221
Total current provision (benefit) for income taxes	2,903	3,561	(24,360)

Deferred provision (benefit) for income taxes:
Federal	39,983	13,819	10,415
State	7,155	4,435	697
Foreign	409	(524)	(379)
Total deferred provision (benefit) for income taxes	47,547	17,730	10,733
Total provision (benefit) for income taxes	$50,450	$21,291	$(13,627)

On June 21, 2022, the WP Transaction was completed, in which Warburg invested $200,000 in Tiptree’s insurance subsidiary, Fortegra. The WP Transaction, along with Fortegra management’s ownership, reduced Tiptree’s ownership in Fortegra below 80% such that, while still consolidated for GAAP financial reporting purposes, Fortegra will no longer be included in the consolidated tax return group with Tiptree. Tiptree has recorded deferred tax liabilities related to the basis difference in Tiptree’s investment in Fortegra as of December 31, 2022. This deferred tax liability represents the tax that would be due, before consideration of loss carryforwards, if Tiptree were to sell any of its Fortegra stock at its carrying value on the Company’s balance sheet. The deferred tax liability as of December 31, 2022 relating to the WP Transaction is $39,970, of which $14,064 was recorded directly in stockholders’ equity, a benefit of $2,424 in other comprehensive income and $28,330 as a provision for income taxes in the consolidated statements of operations for the year ended December 31, 2022. Additional one time impacts from the transaction caused $4,803 of expense, leading to $33,133 of expense in the statement of operations.

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

TIPTREE INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2022
(in thousands, except share data)

The U.S. federal rate is before the consideration of rate reconciling items. A reconciliation of the expected federal provision (benefit) for income taxes on income using the federal statutory income tax rate to the actual provision (benefit) for income taxes and resulting effective income tax rate is as follows for the periods indicated below:

	For the Year Ended December 31,
	2022	2021	2020
Income (loss) before income taxes	$54,011	$65,342	$(38,852)
Federal statutory income tax rate	21.0%	21.0%	21.0%
Expected federal provision (benefit) for income taxes at the federal statutory income tax rate	11,342	13,721	(8,159)
Effect of state provision (benefit) for income taxes, net of federal benefit	2,034	2,858	1,170
Effect of non-deductible compensation	3,292	4,518	769
Effect of CARES Act refund claims	—	—	(7,293)
Effect of tax deconsolidation of subsidiaries	33,133	—	—
Effect of change in valuation allowance	3,285	1,692	759
Effect of foreign operations	(18)	(541)	(938)
Effect of stock-based compensation	(556)	(1,642)	(676)
Effect of return-to-accrual	(509)	154	330
Effect of other items	(1,553)	531	411
Tax (benefit) on income	$50,450	$21,291	$(13,627)

Effective tax rate	93.4%	32.6%	35.1%

For the year ended December 31, 2022, the Company’s effective tax rate on income was equal to 93.4%. The effective tax rate for the year ended December 31, 2022 is higher than the U.S. statutory income tax rate of 21.0% primarily from the impact of the tax deconsolidation of Fortegra and non-deductible compensation.

For the year ended December 31, 2021, the Company’s effective tax rate on income was equal to 32.6%. The effective tax rate for the year ended December 31, 2021 is higher than the U.S. statutory income tax rate of 21.0% primarily from the impact of expected refunds arising from the CARES Act.

For the year ended December 31, 2020, the Company’s effective tax rate on losses was equal to 35.1%. The effective tax rate for the year ended December 31, 2020 is higher than the U.S. statutory income tax rate of 21.0% primarily due to the return-to-provision, as well as ongoing state and foreign taxes.

The table below presents the components of the Company’s net deferred tax assets and liabilities as of the respective balance sheet dates:

TIPTREE INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2022
(in thousands, except share data)

	As of December 31,
	2022	2021
Deferred tax assets:
Net operating loss carryforwards	$37,857	$39,047
Unrealized losses	31,482	23,419
Accrued expenses	2,409	4,434
Unearned premiums	52,904	39,221
Deferred revenue	15,700	8,706
Other deferred tax assets	14,505	10,475
Total deferred tax assets	154,857	125,302
Less: Valuation allowance	(11,848)	(8,563)
Total net deferred tax assets	143,009	116,739

Deferred tax liabilities:
Property	3,058	2,467
Unrealized gains	9,812	17,012
Other deferred tax liabilities	5,942	7,819
Deferred acquisition cost	116,373	84,079
Advanced commissions	43,961	34,700
Intangibles	14,284	11,370
Investment in Fortegra	39,970	—
Total deferred tax liabilities	233,400	157,447
Net deferred tax liability (1)	$90,391	$40,708
(1) Includes $659 classified as held for sale as of December 31, 2021. See Note (4) Dispositions and Assets and Liabilities Held for Sale.

As of January 2016, Tiptree established a U.S. federal consolidated income tax group and files on a consolidated basis, with limited exceptions. As of June 2022, Fortegra and its subsidiaries are no longer part of Tiptree’s consolidated income tax group and formed their own tax consolidation group. Tiptree’s consolidated group, and certain subsidiaries on a separate basis, file returns in various state jurisdictions, and as such may have state tax obligations. Additionally, as needed the Company will take all necessary steps to comply with any income tax withholding requirements.

TIPTREE INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2022
(in thousands, except share data)

As of December 31, 2022, the Company had total U.S. Federal net operating loss carryforwards (NOLs) of $98,605. The following table presents the U.S. Federal NOLs by tax year of expiration:

As of December 31, 2022
Tax Year of Expiration
2026	$—
2027	—
2028	—
2029	—
2030	359
2031	—
2032	—
2033	—
2034	—
2035	—
2036	15,046
2037	—
2038	—
2039	—
2040	—
2041	42,155
Indefinite	41,045
Total	$98,605

In addition to the U.S. Federal NOL, Tiptree and its subsidiaries have NOLs in various state jurisdictions totaling $17,110 as of December 31, 2022. Valuation allowances of $11,848 have been established for primarily state deferred tax assets, which are primarily state NOLs, since management has concluded it is more likely than not they will expire unutilized based on existing positive and negative evidence. Management believes it is more likely than not the remaining NOLs and deferred tax assets will be utilized prior to their expiration dates.

As of December 31, 2022, the consolidated valuation allowance for the Company was $11,848. In 2022, the Company recorded a net increase in its valuation allowances equal to $3,285, compared to a net increase in its valuation allowance of $1,692 in 2021.

As of December 31, 2022 and 2021, the Company had no material unrecognized tax benefits or accrued interest and penalties. Federal tax years 2017 and onward are open for examination as of December 31, 2022.

(21) Commitments and Contingencies

Operating Leases

All leases are office space leases and are classified as operating leases that expire through 2033. Some of our office leases include the option to extend for up to five years or less at management’s discretion. Such extension options were not included in the measurement of the lease liability. Below is a summary of our right of use asset and lease liability as of December 31, 2022:

TIPTREE INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2022
(in thousands, except share data)

As of
December 31, 2022
Right of use asset - Operating leases	$31,499

Operating lease liability	$38,031

Weighted-average remaining lease term (years)	7.42

Weighted-average discount rate (1)	7.9%
(1)    Discount rate was determined by applying available market rates to lease obligations based upon their term.

As of December 31, 2022, the approximate aggregate minimum future lease payments required for our lease liability over the remaining lease periods are as follows:

As of
December 31, 2022
2023	9,490
2024	9,186
2025	8,880
2026	8,301
2027	6,647
2028 and thereafter	22,192
Total minimum payments	64,696
Less: present value adjustment	23,799
Total (1)	$40,897
(1)    Does not include lease incentive receivable of $2,866 as of December 31, 2022

The following table presents rent expense for the Company’s office leases recorded on the consolidated statements of operations for the following periods:

	For the Year Ended December 31,
	2022	2021	2020
Rent expense for office leases (1)	$9,301	$8,924	$7,374
(1)     Includes lease expense of $202, $609 and $509 for the year ended December 31, 2022, 2021 and 2020, respectively, for assets held for sale.

The Company entered into a sublease of their former corporate office space in December 2022. As a result of the sublease, future lease payments will be offset by $1,842 annually beginning July 2023 through and August 2029.

Litigation
The Company is a defendant in Mullins v. Southern Financial Life Insurance Co., a class action filed in February 2006, in Pike County Circuit Court in the Commonwealth of Kentucky on behalf of Kentucky consumers that purchased certain credit life and disability insurance coverage between 1997-2007. The action alleges violations of the Kentucky Consumer Protection Act (“KCPA”) and certain insurance statutes, common law fraud and breach of contract and the covenant of good faith and fair dealing. The plaintiffs seek compensatory and punitive damages, attorneys’ fees and interest.

Two classes were certified in June 2010: Subclass A includes class members who suffered a disability during the coverage period but allegedly received less than full disability benefits; Subclass B includes all class members whose loan termination date extended beyond the termination date of the credit disability coverage period.

In a series of orders issued in October 2022 on competing motions for partial summary judgment, the court found in favor of the plaintiffs as to the Subclass A breach of contract claim (the “Subclass A Order”) and, as to Subclass B, found that the Company was unjustly enriched to the extent the premium it collected exceeded the proportion of the premium for which the Company provided benefits coverage (the “Subclass B Order”). The court found in favor of the Company as to the plaintiffs’ claims for common law fraud and violation of Kentucky’s insurance statutes and ordered the plaintiffs’ Motion for Sanctions for Spoliation of Evidence held in abeyance. The Company has appealed the Subclass A Order and Subclass B Order and all interlocutory orders made final by entry of the Subclass A Order and Subclass B Order.

TIPTREE INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2022
(in thousands, except share data)

In December 2022, the court dismissed the plaintiffs’ KCPA claims as to both Subclass A and Subclass B. The court also dismissed the plaintiffs’ breach of covenant of good faith and fair dealing claim as to Subclass B but declined to dismiss such claim as to Subclass A pending resolution of the Company’s appeal. A trial has been scheduled for December 2023.

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

The following table presents a reconciliation of basic and diluted net income per common share for the following periods:

	For the Year Ended December 31,
	2022	2021	2020
Net income (loss)	$3,561	$44,051	$(25,225)
Less:
Net income (loss) attributable to non-controlling interests	11,835	5,919	3,933
Net income allocated to participating securities	—	703	—
Net income (loss) attributable to Tiptree Inc. common shares - basic	(8,274)	37,429	(29,158)
Effect of Dilutive Securities:
Securities of subsidiaries	—	(780)	—
Adjustments to income relating to exchangeable interests and contingent considerations, net of tax	—	9	—
Net income (loss) attributable to Tiptree Inc. common shares - diluted	$(8,274)	$36,658	$(29,158)
Weighted average number of shares of common stock outstanding - basic	35,531,149	33,223,792	33,859,775
Weighted average number of incremental shares of common stock issuable from exchangeable interests and contingent considerations	—	464,464	—
Weighted average number of shares of common stock outstanding - diluted	35,531,149	33,688,256	33,859,775

Basic net income (loss) attributable to common shares	$(0.23)	$1.13	$(0.86)
Diluted net income (loss) attributable to common shares	$(0.23)	$1.09	$(0.86)

(23) Related Party Transactions

Corvid Peak is a related party of the Company because Corvid Peak is deemed to be controlled by Michael Barnes, the Company’s Executive Chairman. The Company is invested in funds managed by Corvid Peak (the “Corvid Peak Funds”) and Corvid Peak manages investment portfolio accounts of Fortegra and certain of its subsidiaries under an investment advisory agreement (the “IAA”). With respect to the Corvid Peak Funds and IAA, the Company incurred $3,808, $1,988 and $2,792 of management and incentive fees for the years ended December 31, 2022, 2021 and 2020, respectively.

Beginning January 1, 2021, Tiptree has been allocated 10.2% of certain profits interests earned by Corvid Peak with an

TIPTREE INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2022
(in thousands, except share data)

additional 10.2% interest for each of the next consecutive four years. Beginning on January 1, 2023, Tiptree’s percentage interest increased to 31.84% (including interests acquired from former Corvid Peak equity holders).

On November 10, 2022, the Company contributed $505 of cash (representing its pro rata share) to Corvid Peak to fund an escrow account for the repurchase of a revenue share by a third party effective as of January 1, 2025.

Pursuant to the Transition Services Agreement, Tiptree and Corvid Peak have mutually agreed to provide certain services to one another. Payments under the Transition Services Agreement in the year ended December 31, 2022 and 2021 were not material.

Pursuant to a Partner Emeritus Agreement, Tiptree agreed to provide Mr. Inayatullah, a greater than 5% stockholder of the Company, support services and reimburse Mr. Inayatullah for a portion of benefit expenses in exchange for advice and other consulting services as requested by the Company’s Executive Committee. Transactions related to the Partner Emeritus Agreement in the year ended December 31, 2022 and 2021 were not material.

In 2022, Michael Barnes, the Company’s Executive Chairman, exercised warrants for 979,146 shares of Tiptree common stock for $6,783 and Mr. Inayatullah exercised warrants for 440,318 shares of Tiptree common stock for $3,050.

(24) Subsequent Events

On January 31, 2023, subsidiaries of Fortegra amended the asset backed revolving financing to increase the revolving commitment to $100,000 and transition to SOFR.

On March 7, 2023, the Company’s board of directors declared a quarterly cash dividend of $0.05 per share to holders of common stock with a record date of March 20, 2023, and a payment date of March 27, 2022.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

(a)     Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of its Executive Chairman, Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Exchange Act) as of December 31, 2022. Based upon that evaluation, the Company’s Executive Chairman, Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2022.

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

Based upon its assessment, management concluded that the Company’s internal control over financial reporting as of December 31, 2022 was effective using the COSO Framework.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2022 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm that audited the Company’s consolidated financial statements as of and for the year ended December 31, 2022, as stated in their report, included in Item 8 of this Form 10-K, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022.

(c)     Changes in Internal Control over Financial Reporting

There were no changes in internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information concerning our executive officers is incorporated herein by reference to information included in the Proxy Statement for the Company’s 2023 Annual Meeting of Stockholders.
Information with respect to our directors and the nomination process is incorporated herein by reference to information included in the Proxy Statement for the Company’s 2023 Annual Meeting of Stockholders.
Information regarding our audit committee and our audit committee financial experts is incorporated herein by reference to information included in the Proxy Statement for the Company’s 2023 Annual Meeting of Stockholders.
Information required by Item 405 of Regulation S-K is incorporated herein by reference to information included in the Proxy Statement for the Company’s 2023 Annual Meeting of Stockholders.

Item 11. Executive Compensation

Information with respect to executive compensation is incorporated herein by reference to information included in the Proxy Statement for the Company’s 2023 Annual Meeting of Stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information with respect to security ownership of certain beneficial owners and management is incorporated herein by reference to information included in the Proxy Statement for the Company’s 2023 Annual Meeting of Stockholders.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information with respect to such contractual relationships and independence is incorporated herein by reference to the information in the Proxy Statement for the Company’s 2023 Annual Meeting of Stockholders.

Item 14. Principal Accountant Fees and Services

Information with respect to principal accounting fees and services and pre-approval policies are incorporated herein by reference to information included in the Proxy Statement for the Company’s 2023 Annual Meeting of Stockholders.

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

3.2
Fifth Amended and Restated Bylaws of the Registrant (previously filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-33549), filed on January 25, 2023 and herein incorporated by reference).

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

10.1
Registrant’s 2017 Omnibus Incentive Plan (previously filed as Exhibit 10.1 to the Registrant’s Form S-8 Registration Statement (File No. 333-218827), filed on June 19, 2017 and herein incorporated by reference).**

10.2
Amendment No. 1 to 2017 Omnibus Incentive Plan (previously filed as Annex A to the Registrant’s Proxy Statement for the 2022 Annual Meeting of Shareholders (File No. 001-33549), and herein incorporated by reference).**

10.3
Form of Non-Qualified Stock Option Agreement under the Registrant’s 2017 Omnibus Incentive Plan (previously filed as Exhibit 10.3 to the Registrant’s Annual Report on Form 10-K (File No. 001-33549), filed on March 14, 2018 and herein incorporated by reference)**

Exhibit No.	Description
10.4
Form of Non-Qualified Stock Option Agreement under the Registrant’s 2017 Omnibus Incentive Plan) (previously filed as Exhibit 10.5 to the Registrant’s Annual Report on Form 10-K (File No. 001-33549), filed on March 12, 2020 and herein incorporated by reference).**

10.5
Form of Restricted Stock Unit Agreement under the Registrant’s 2017 Omnibus Incentive Plan (previously filed as Exhibit 10.6 to the Registrant’s Annual Report on Form 10-K (File No. 001-33549), filed on March 12, 2020 and herein incorporated by reference).**

10.6
Form of Restricted Stock Unit Agreement under the Registrant’s 2017 Omnibus Incentive Plan (previously filed as Exhibit 10.7 to the Registrant’s Annual Report on Form 10-K (File No. 001-33549), filed on March 12, 2020 and herein incorporated by reference).**

10.7
Form of Performance Restricted Stock Unit Agreement (previously filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-33549), filed on August 8, 2022 and herein incorporated by reference).**

10.8
Form of Indemnification Agreement (previously filed as Exhibit 10.9 to the Registrant’s Registration Statement on Form S-11, as amended (File No. 333-141634), filed on June 7, 2007 and herein incorporated by reference).

10.9
Amended and Restated Transition Services Agreement between Tricadia Holdings, L.P. and Tiptree Inc., dated as of February 15, 2019 (previously filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 001-33549), filed on April 22, 2019 and herein incorporated by reference).

10.10
Second Amended and Restated Credit Agreement, dated as of October 21, 2022 by and among Fortegra Financial Corporation, LOTS Intermediate Co. and The Fortegra Group, Inc., as borrowers, the lenders from time to time party thereto, certain of Fortegra’s subsidiaries, as guarantors, and Fifth Third Bank, NA, as the administrative agent and issuing lender (previously filed as Exhibit 10.1 to Form 8-K (File No. 001-33549), filed October 25, 2022 and herein incorporated by reference).

10.11
Second Amendment to Credit Agreement, dated as of January 31, 2023, by and among South Bay Acceptance Corporation, South Bay Funding LLC, the lenders from time to time party thereto and Fifth Third Bank, National Association as the administrative agent (filed herewith).

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

10.14
Amendment No. 3 to Partner Emeritus Agreement, effective February 17, 2022, by and between Tiptree Inc. and Arif Inayatullah (previously filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-33549), filed on May 5, 2022 and herein incorporated by reference).

10.15
Amendment No. 4 to Partner Emeritus Agreement, effective November 1, 2022, by and between Tiptree Inc. and Arif Inayatullah (previously filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-33549), filed on November 2, 2022 and herein incorporated by reference).

10.16
Securities Purchase Agreement between and among Tiptree Inc., The Fortegra Group, Inc. and WP Falcon Aggregator, L.P. dated October 11, 2021 (previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-33549) filed on October 12, 2021 and herein incorporated by reference).

10.17
Stockholders Agreement between and among Tiptree Holdings LLC, The Fortegra Group Inc. and WP Falcon Aggregator, L.P. (previously filed as Exhibit 10.5 to the Registrant’s Current Report on Form 8-K (File No. 001-33549) filed on June 21, 2022 and herein incorporated by reference).

10.18	Warrant to Purchase Common Stock (previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-33549) filed on June 21, 2022 and herein incorporated by reference).

10.19
Investor Additional Warrants to Purchase Common Stock (previously filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 001-33549) filed on June 21, 2022 and herein incorporated by reference).

Exhibit No.	Description
10.20
Tiptree Additional Warrants to Purchase Common Stock (previously filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K (File No. 001-33549) filed on June 21, 2022 and herein incorporated by reference).

10.21
Certificate of Designation of Series A Preferred Stock (previously filed as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K (File No. 001-33549) filed on June 21, 2022 and herein incorporated by reference).

10.22
Registration Rights Agreement between and among Tiptree Holdings LLC, The Fortegra Group Inc., WP Falcon Aggregator, L.P. and the other holders set forth therein (previously filed as Exhibit 10.6 to the Registrant’s Current Report on Form 8-K (File No. 001-33549) filed on June 21, 2022 and herein incorporated by reference).

10.23
Investment Advisory Agreement by and among Tiptree Inc., The Fortegra Group, LLC and subsidiaries and Corvid Peak Capital Management, LLC effective as of May 3, 2021 and July 1, 2021 (previously filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-33549) filed on August 4, 2021 and herein incorporated by reference).

10.24	Amended and Restated Executive Separation and Transition Agreement by and among Tiptree Inc. and Sandra Bell, dated as of February 28, 2023 (filed herewith).**

10.25
Executive Employment Agreement by and among Tiptree Inc. and Scott McKinney, dated as of October 14, 2022 (previously filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 001-33549), filed on October 17, 2022 and herein incorporated by reference).**

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

* Attached as Exhibit 101 to this Annual Report on Form 10-K are the following materials, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets (audited) for December 31, 2022 and December 31, 2021, (ii) the Consolidated Statements of Operations (audited) for the years ended December 31, 2022, 2021 and 2020, (iii) the Consolidated Statements of Comprehensive Income (Loss) (audited) for the years ended December 31, 2022, 2021 and 2020, (iv) the Consolidated Statements of Changes in Stockholders’ Equity (audited) for the years ended December 31, 2022, 2021 and 2020, (v) the Consolidated Statements of Cash Flows (audited) for the years ended December 31, 2022, 2021 and 2020 and (vi) the Notes to the Consolidated Financial Statements (audited).

** Denotes a management contract or compensatory plan, contract or arrangement.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Tiptree Inc. has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Tiptree Inc.
Date:	March 8, 2023	By:/s/ Jonathan Ilany
Jonathan Ilany
Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Jonathan Ilany Jonathan Ilany	Chief Executive Officer and Director (Principal Executive Officer)	March 8, 2023

/s/ Sandra Bell Sandra Bell	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 8, 2023

/s/ Michael G. Barnes Michael G. Barnes	Executive Chairman and Director	March 8, 2023

/s/ Randy S. Maultsby Randy S. Maultsby	President and Director	March 8, 2023

/s/ Paul M. Friedman Paul M. Friedman	Director	March 8, 2023

/s/ Lesley Goldwasser Lesley Goldwasser	Director	March 8, 2023

/s/ Bradley E. Smith Bradley E. Smith	Director	March 8, 2023

/s/ Dominique Mielle Dominique Mielle	Director	March 8, 2023

Schedule II — Condensed Financial Information of Registrant

TIPTREE INC.
PARENT COMPANY ONLY CONDENSED STATEMENTS OF INCOME
(All amounts in thousands)	For the Year Ended December 31,
	2022	2021	2020
Revenues
Interest income	$277	$259	$223
Other revenue	4	67	232
Total revenues	281	326	455
Expenses
Employee compensation and benefits	27,188	28,060	15,195
Interest expense (2)	123	—	4,681
Professional fees	6,532	6,656	4,476
Rent and facilities	3,126	1,993	2,094
General and administrative	755	1,254	1,259
Depreciation and amortization	805	805	807
Loss on extinguishment of debt	—	—	353
Other expenses	1,675	1,305	1,513
Total expenses	40,204	40,073	30,378
Equity in earnings (losses) of subsidiaries, net of tax (1)	24,778	73,164	(24,855)
Income (loss) before taxes	(15,145)	33,417	(54,778)
Less: provision (benefit) for income taxes	(6,871)	(4,715)	(25,620)
Net income (loss) attributable to Tiptree Inc. common stockholders	$(8,274)	$38,132	$(29,158)
(1) Eliminated in consolidation.
(2) Eliminated in consolidation for the year ended December 31, 2022.

TIPTREE INC.
PARENT COMPANY ONLY CONDENSED BALANCE SHEETS
(All amounts in thousands, except share data)	As of December 31,
	2022	2021
Assets
Investment in subsidiaries (1)	$293,050	$370,632
Cash and cash equivalents	126,111	2,456
Notes and accounts receivable, net	3,300	2,897
Income taxes receivable	15,956	15,968
Deferred tax assets	17,571	20,830
Other assets	22,338	14,100
Total assets	$478,326	$426,883

Liabilities and Stockholders’ Equity
Liabilities
Operating lease liability	$18,079	$11,319
Intercompany payables, net (1)	48,186	7,136
Accrued expenses	14,696	18,731
Other liabilities	—	6,743
Total liabilities	$80,961	$43,929
Stockholders' Equity
Preferred stock: $0.001 par value, 100,000,000 shares authorized, none issued or outstanding	$—	$—
Common stock: $0.001 par value, 200,000,000 shares authorized, 36,385,299 and 34,124,153 shares issued and outstanding, respectively	36	34
Additional paid-in capital	382,645	317,459
Accumulated other comprehensive income (loss), net of tax	(39,429)	(2,685)
Retained earnings	54,113	68,146
Total stockholders’ equity	397,365	382,954
Total liabilities and stockholders' equity	$478,326	$426,883
(1) Eliminated in consolidation.

TIPTREE INC.
PARENT COMPANY ONLY CONDENSED STATEMENTS OF CASH FLOWS
(All amounts in thousands)	For the Year Ended December 31,
	2022	2021	2020
Operating Activities:
Net income (loss) attributable to Tiptree Inc. common stockholders	$(8,274)	$38,132	$(29,158)
Adjustments to reconcile net income to net cash provided by operating activities
Equity in earnings of subsidiaries(1)	(24,778)	(73,164)	24,855
Depreciation expense	805	805	807
Deferred provision (benefit) for income taxes	1,048	(528)	(15,815)
Non-cash lease expense	2,512	1,843	1,660
Non-cash compensation expense	7,093	8,580	3,110
Amortization of deferred financing costs	—	—	172
Changes in operating assets and liabilities
Net changes in other operating assets and liabilities	(4,054)	5,412	1,264
Net cash provided by (used in) operating activities	(25,648)	(18,920)	(13,105)
Investing Activities:
Proceeds from the sale of businesses	—	125	—
Proceeds from notes receivable	—	169	—
Issuance of notes receivable	—	(432)	—
Asset acquisitions due to merger with Operating Co.	—	—	488
Net cash flows provided by (used in) provided by investing activities	—	(138)	488
Financing Activities:
Distributions from subsidiaries (1)	99,965	30,996	35,092
Proceeds from intercompany notes payable (1)	43,281	—	—
Cash received for the exercise of warrants	13,724	—	—
Dividends paid	(5,759)	(5,409)	(5,565)
Repurchases of common stock	(1,727)	(2,882)	(13,889)
Subsidiary RSU exchanges	(181)	(1,458)	(2,034)
Cash paid in connection with the vesting of units	—	(445)	(362)
Net cash provided by (used in) financing activities	149,303	20,802	13,242
Net increase (decrease) in cash and cash equivalents	123,655	1,744	625
Cash and cash equivalents at beginning of period	2,456	712	87
Cash and cash equivalents at end of period	$126,111	$2,456	$712

Cash (received) paid for income taxes	$(155)	$61	$(166)
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

Pursuant to the terms discussed in Note—(11) Debt, net in the notes to consolidated financial statements, indebtedness of subsidiaries of Tiptree limits that subsidiary’s ability to pay dividends or make distribution to Tiptree Inc. In addition, certain other subsidiaries’ activities are regulated, or subject to specific restriction on transfers as a result of financing arrangements. As a result of these restrictions, these condensed financial statements of the Registrant have been prepared in accordance with Rule 12-04 of Regulation S-X, as restricted net assets of the Company's subsidiaries (as defined in Rule 4-08(e)(3) of Regulation S-X) exceed 25% of the Company's consolidated net assets as of December 31, 2022.

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

Note 2. Dividends Received

The Company received distributions of $99,965, $30,996 and $35,092 for the years ended December 31, 2022, 2021 and 2020, respectively.