Form 10-Q
period 2023-03-31
TIPTREE INC.
filed 2023-05-03
CIK 1393726

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly period ended March 31, 2023
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

As of May 1, 2023, there were 36,742,295 shares, par value $0.001, of the registrant’s common stock outstanding.

Tiptree Inc.
Quarterly Report on Form 10-Q
March 31, 2023

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

Forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, many of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including, but not limited to, those described in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, in this Quarterly Report on Form 10-Q and in our other public filings with the SEC.

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

TIPTREE INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (Unaudited)
(in thousands, except share data)

	As of
	March 31, 2023	December 31, 2022
Assets:
Investments:
Available for sale securities, at fair value, net of allowance for credit losses	$810,445	$611,980
Loans, at fair value	72,382	64,843
Equity securities	111,089	85,776
Other investments	84,570	73,025
Total investments	1,078,486	835,624
Cash and cash equivalents	412,004	538,065
Restricted cash	13,926	12,782
Notes and accounts receivable, net	502,615	502,311
Reinsurance receivables	1,297,440	1,176,090
Deferred acquisition costs	504,336	498,925
Goodwill	206,636	186,608
Intangible assets, net	130,609	117,015
Other assets	161,906	172,143
Total assets	$4,307,958	$4,039,563

Liabilities and Stockholders’ Equity
Liabilities:
Debt, net	$347,461	$259,366
Unearned premiums	1,403,213	1,357,436
Policy liabilities and unpaid claims	639,808	567,193
Deferred revenue	665,513	649,150
Reinsurance payable	345,139	305,097
Other liabilities and accrued expenses	365,267	367,748
Total liabilities	$3,766,401	$3,505,990

Stockholders’ Equity:
Preferred stock: $0.001 par value, 100,000,000 shares authorized, none issued or outstanding	$—	$—
Common stock: $0.001 par value, 200,000,000 shares authorized, 36,734,948 and 36,385,299 shares issued and outstanding, respectively	37	36
Additional paid-in capital	382,502	382,645
Accumulated other comprehensive income (loss), net of tax	(33,093)	(39,429)
Retained earnings	51,201	54,113
Total Tiptree Inc. stockholders’ equity	400,647	397,365
Non-controlling interests:
Fortegra preferred interests	77,679	77,679
Common interests	63,231	58,529
Total non-controlling interests	140,910	136,208
Total stockholders’ equity	541,557	533,573
Total liabilities and stockholders’ equity	$4,307,958	$4,039,563

See accompanying notes to condensed consolidated financial statements.

TIPTREE INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations (Unaudited)
(in thousands, except share data)

	Three Months Ended March 31,
	2023	2022
Revenues:
Earned premiums, net	$265,330	$208,416
Service and administrative fees	92,032	71,835
Ceding commissions	3,645	2,537
Net investment income	5,109	3,167
Net realized and unrealized gains (losses)	2,177	17,204
Other revenue	13,332	21,744
Total revenues	381,625	324,903
Expenses:
Policy and contract benefits	141,675	104,446
Commission expense	146,450	117,423
Employee compensation and benefits	40,798	56,455
Interest expense	6,465	10,199
Depreciation and amortization	5,253	6,156
Other expenses	32,811	31,176
Total expenses	373,452	325,855
Income (loss) before taxes	8,173	(952)
Less: provision (benefit) for income taxes	5,022	(86)
Net income (loss)	3,151	(866)
Less: net income (loss) attributable to non-controlling interests	4,213	94
Net income (loss) attributable to common stockholders	$(1,062)	$(960)

Net income (loss) per common share:
Basic earnings per share	$(0.03)	$(0.03)
Diluted earnings per share	$(0.03)	$(0.03)

Weighted average number of common shares:
Basic	36,522,946	34,229,011
Diluted	36,522,946	34,229,011

Dividends declared per common share	$0.05	$0.04

See accompanying notes to condensed consolidated financial statements.

TIPTREE INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
(in thousands)

	Three Months Ended March 31,
	2023	2022
Net income (loss)	$3,151	$(866)

Other comprehensive income (loss), net of tax:
Change in unrealized gains (losses) on available for sale securities	9,501	(26,266)
Change in unrealized currency translation adjustments	2,932	—
Related (provision) benefit for income taxes	(4,035)	5,795
Other comprehensive income (loss), net of tax	8,398	(20,471)
Comprehensive income (loss)	11,549	(21,337)
Less: comprehensive income (loss) attributable to non-controlling interests	6,275	44
Comprehensive income (loss) attributable to common stockholders	$5,274	$(21,381)

See accompanying notes to condensed consolidated financial statements.

TIPTREE INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)
(in thousands, except shares)

	Common stock						Non-controlling interests
	Number of shares	Par value	Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings	Total Tiptree Inc. stockholders’ equity	Fortegra preferred interests	Common interests	Total stockholders' equity
Balance at December 31, 2022	36,385,299	$36	$382,645	$(39,429)	$54,113	$397,365	$77,679	$58,529	$533,573
Amortization of share-based incentive compensation	—	—	2,173	—	—	2,173	—	41	2,214
Vesting of share-based incentive compensation	294,642	1	(565)	—	—	(564)	—	(470)	(1,034)
Shares issued upon exercise of options	55,007	—	—	—	—	—	—	—	—
Non-controlling interest distributions	—	—	(1,751)	—	—	(1,751)	—	(3,174)	(4,925)
Net change in non-controlling interests and other	—	—	—	—		—	—	3,608	3,608
Common stock dividends declared	—	—	—	—	(1,850)	(1,850)	—	—	(1,850)
Other comprehensive income (loss), net of tax	—	—	—	6,336		6,336	—	2,062	8,398
Subsidiary preferred dividends declared	—	—	—	—	(1,578)	(1,578)	—	—	(1,578)
Net income (loss)	—	—	—	—	516	516	—	2,635	3,151
Balance at March 31, 2023	36,734,948	$37	$382,502	$(33,093)	$51,201	$400,647	$77,679	$63,231	$541,557

	Common stock						Non-controlling interests
	Number of shares	Par value	Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings	Total Tiptree Inc. stockholders’ equity	Fortegra preferred interests	Common interests	Total stockholders' equity
Balance at December 31, 2021	34,124,153	$34	$317,459	$(2,685)	$68,146	$382,954	$—	$17,227	$400,181
Amortization of share-based incentive compensation	—	—	3,162	—	—	3,162	—	576	3,738
Vesting of share-based incentive compensation	261,449	—	(127)	—	—	(127)	—	(994)	(1,121)
Shares issued upon exercise of warrants	492,295	1	3,422	—	—	3,423	—	—	3,423
Non-controlling interest contributions	—	—	—	—	—	—	—	250	250
Non-controlling interest distributions	—	—	—	—	—	—	—	(583)	(583)
Dividends declared	—	—	—	—	(1,398)	(1,398)	—	—	(1,398)
Other comprehensive income (loss), net of tax	—	—	—	(20,421)	—	(20,421)	—	(50)	(20,471)
Net income (loss)	—	—	—	—	(960)	(960)	—	94	(866)
Balance at March 31, 2022	34,877,897	$35	$323,916	$(23,106)	$65,788	$366,633	$—	$16,520	$383,153

See accompanying notes to condensed consolidated financial statements.

TIPTREE INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Three Months Ended March 31,
	2023	2022
Operating Activities:
Net income (loss) attributable to common stockholders	$(1,062)	$(960)
Net income (loss) attributable to non-controlling interests	4,213	94
Net income (loss)	3,151	(866)
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Net realized and unrealized (gains) losses	(2,177)	(17,204)
Net (gain) loss on held for sale of business	—	(1,752)
Non-cash compensation expense	2,214	6,170
Amortization/accretion of premiums and discounts	(459)	654
Depreciation and amortization expense	5,253	6,156
Non-cash lease expense	2,069	2,420
Deferred provision (benefit) for income taxes	4,100	(54)
Amortization of deferred financing costs	269	407
Change in fair value of liability classified warrants	(118)	—
Other	66	69
Changes in operating assets and liabilities:
Mortgage loans originated for sale	(202,836)	(972,051)
Proceeds from the sale of mortgage loans originated for sale	202,555	1,141,727
(Increase) decrease in notes and accounts receivable	15,662	(72,105)
(Increase) decrease in reinsurance receivables	(121,350)	(69,116)
(Increase) decrease in deferred acquisition costs	(3,994)	(35,379)
(Increase) decrease in other assets	17,823	4,653
Increase (decrease) in unearned premiums	45,777	64,812
Increase (decrease) in policy liabilities and unpaid claims	72,615	62,174
Increase (decrease) in deferred revenue	7,041	25,453
Increase (decrease) in reinsurance payable	40,042	7,745
Increase (decrease) in other liabilities and accrued expenses	(44,657)	(4,846)
Net cash provided by (used in) operating activities	43,046	149,067
Investing Activities:
Purchases of investments	(504,104)	(333,311)
Proceeds from sales and maturities of investments	289,282	322,923
Proceeds from the sale of real estate, businesses and other assets	—	583
Purchases of property, plant and equipment	(4,947)	(535)
Proceeds from notes receivable	24,833	17,098
Issuance of notes receivable	(30,057)	(25,490)
Business and asset acquisitions, net of cash and deposits	(22,530)	—
Net cash provided by (used in) investing activities	(247,523)	(18,732)
Financing Activities:
Dividends paid	(3,446)	(1,398)
Cash received for the exercise of warrants	—	3,423
Net non-controlling interest (redemptions) contributions	(6,079)	(1,566)
Payment of debt issuance costs	(183)	(5)
Proceeds from borrowings and mortgage notes payable	370,394	1,020,790
Principal paydowns of borrowings and mortgage notes payable	(282,384)	(1,145,947)
Net cash provided by (used in) financing activities	78,302	(124,703)
Effect of exchange rate changes on cash	1,258	—
Net increase (decrease) in cash, cash equivalents and restricted cash	(124,917)	5,632
Cash, cash equivalents and restricted cash – beginning of period	550,847	195,086
Cash, cash equivalents and restricted cash – beginning of period - held for sale	—	9,360
Cash, cash equivalents and restricted cash – end of period	425,930	210,078
Less: Reclassification of cash to held for sale	—	12,549
Cash, cash equivalents and restricted cash – end of period	$425,930	$197,529

TIPTREE INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Three Months Ended March 31,
	2023	2022
Supplemental Schedule of Non-Cash Investing and Financing Activities:
Right of use asset obtained in exchange for lease liability	$397	$5,830
Bonds and trade receivables exchanged for corporate loans and equity securities	$—	$19,846
	As of
	March 31, 2023	December 31, 2022
Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$412,004	$538,065
Restricted cash	13,926	12,782
Total cash, cash equivalents and restricted cash shown in the statements of cash flows	$425,930	$550,847
See accompanying notes to condensed consolidated financial statements.

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2023
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

On June 21, 2022, the Company closed the WP Transaction whereby Warburg invested $200,000 in Fortegra in exchange for Fortegra Common Stock, Fortegra Preferred Stock, Fortegra Warrants and Fortegra Additional Warrants. See Note (16) Stockholders’ Equity for additional information regarding the terms of the securities issued in connection with the closing of the WP Transaction. As of March 31, 2023, Fortegra was owned approximately 79.4% by Tiptree Holdings, 17.4% by Warburg and 3.2% by management and directors of Fortegra, before giving effect to the exercise of outstanding warrants and the conversion of outstanding preferred stock.

(2) Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements of Tiptree have been prepared in accordance with generally accepted accounting principles in the United States of America (GAAP) and include the accounts of the Company and its subsidiaries. The condensed consolidated financial statements are presented in U.S. dollars, the main operating currency of the Company. The unaudited condensed consolidated financial statements presented herein should be read in conjunction with the annual audited financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022. In the opinion of management, the accompanying unaudited interim financial information reflects all adjustments, including normal recurring adjustments necessary to present fairly the Company’s financial position, results of operations, comprehensive income and cash flows for each of the interim periods presented. The results of operations for the three months ended March 31, 2023 are not necessarily indicative of the results that may be expected for the full year ending on December 31, 2023.

Non-controlling interests on the condensed consolidated balance sheets represent the ownership interests in certain consolidated subsidiaries held by entities or persons other than Tiptree. Accounts and transactions between consolidated entities have been eliminated.

Recent Accounting Standards

Recently Adopted Accounting Pronouncements

During the three months ended March 31, 2023, there were no accounting standards adopted by the Company.

Recently Issued Accounting Pronouncements, Not Yet Adopted

Standard	Description	Adoption Date	Impact on Financial Statements
2020-04 Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting and 2022-06 Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848	The amendments in these updates provide optional guidance for a limited period to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. The amendments provide optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform if certain criteria are met.	The standard is effective for all entities as of March 12, 2020 through December 31, 2024.	The Company is evaluating its option to adopt the guidance when it is applicable.

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2023
(in thousands, except share data)

(3) Acquisitions

Acquisition of Premia Solutions Limited

On February 6, 2023, a subsidiary of Fortegra acquired a majority of the equity interests in Premia Solutions Limited (“Premia”) for total cash consideration of approximately $22,530, net of cash acquired of $3,873. Premia is an intermediate provider of automotive protection products in the United Kingdom.

The preliminary purchase price allocation has been developed based on preliminary estimates of fair value using the historical financial statements of Premia as of the acquisition date and is subject to the completion of management’s final analysis. Identifiable assets acquired were primarily made up of goodwill and intangible assets. Management’s preliminary allocation of the purchase price to the net assets acquired resulted in the recording of goodwill and intangible assets of $19,735 and $17,004, respectively, which the Company may modify during the one year period allowed for purchase accounting adjustments during the measurement period. See Note (8) Goodwill and Intangible Assets, net.

Acquisition of ITC Compliance GRP Limited

On April 1, 2022, Fortegra Europe Limited, a subsidiary of the Company, acquired all of the equity interests of ITC for total cash consideration of approximately $15,000, net of cash acquired of $6,123, plus earn out payments based on achievement of specific performance metrics. ITC is a provider of regulatory support and compliance services to the retail automotive sector in the United Kingdom.

Identifiable assets acquired were primarily made up of goodwill and intangible assets. Management’s allocation of the purchase price to the net assets acquired resulted in the recording of goodwill and intangible assets of $8,044 and $10,964, respectively. See Note (8) Goodwill and Intangible Assets, net.

(4) Operating Segment Data

Tiptree is a holding company that allocates capital across a broad spectrum of businesses, assets and other investments. Tiptree’s principal operating subsidiary, Fortegra, is a leading provider of specialty insurance, service contract products and related service solutions. Based on the quantitative analysis performed related to ASC 280, Segment Reporting, our reportable segments are Insurance and Mortgage. We refer to our non-insurance operations, assets and other investments, comprised of our Mortgage reportable segment and our non-reportable operating segments and other business activities, as Tiptree Capital. Corporate activities include holding company interest expense, employee compensation and benefits, and other expenses.

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

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2023
(in thousands, except share data)

The tables below present the components of revenue, expense, income (loss) before taxes, and assets for our reportable segments as well as Tiptree Capital - Other for the following periods:

	Three Months Ended March 31, 2023
		Tiptree Capital
	Insurance	Mortgage	Other	Total
Total revenues	$368,444	$11,561	$1,620	$381,625
Total expenses	(348,999)	(14,126)	(178)	(363,303)
Corporate expenses	—	—	—	(10,149)
Income (loss) before taxes	$19,445	$(2,565)	$1,442	$8,173
Less: provision (benefit) for income taxes				5,022
Net income (loss)				$3,151
Less: net income (loss) attributable to non-controlling interests				4,213
Net income (loss) attributable to common stockholders				$(1,062)

	Three Months Ended March 31, 2022
		Tiptree Capital
	Insurance	Mortgage	Other	Total
Total revenues	$282,529	$25,401	$16,973	$324,903
Total expenses	(267,847)	(21,135)	(24,624)	(313,606)
Corporate expenses	—	—	—	(12,249)
Income (loss) before taxes	$14,682	$4,266	$(7,651)	$(952)
Less: provision (benefit) for income taxes				(86)
Net income (loss)				$(866)
Less: net income (loss) attributable to non-controlling interests				94
Net income (loss) attributable to common stockholders				$(960)

The Company conducts its operations primarily in the U.S. with 4.0% and 5.9% of total revenues generated overseas for the three months ended March 31, 2023 and 2022, respectively.

The following table presents the reportable segments, Tiptree Capital - Other and Corporate assets for the following periods:

	As of March 31, 2023					As of December 31, 2022
		Tiptree Capital					Tiptree Capital
	Insurance	Mortgage	Other	Corporate	Total	Insurance	Mortgage	Other	Corporate	Total
Total assets	$3,982,362	$167,038	$158,398	$160	$4,307,958	$3,702,577	$156,122	$86,402	$94,462	$4,039,563

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2023
(in thousands, except share data)

(5) Investments

The following table presents the Company's investments related to insurance operations and other Tiptree investing activities, measured at fair value as of the following periods:

	As of March 31, 2023
		Tiptree Capital
	Insurance	Mortgage	Other	Total
Available for sale securities, at fair value, net of allowance for credit losses	751,390	—	59,055	$810,445
Loans, at fair value	12,145	60,237	—	72,382
Equity securities	78,639	—	32,450	111,089
Other investments	77,745	3,991	2,834	84,570
Total investments	$919,919	$64,228	$94,339	$1,078,486

	As of December 31, 2022
		Tiptree Capital
	Insurance	Mortgage	Other	Total
Available for sale securities, at fair value, net of allowance for credit losses	$611,980	$—	$—	$611,980
Loans, at fair value	14,312	50,531	—	64,843
Equity securities	72,992	—	12,784	85,776
Other investments	66,163	4,038	2,824	73,025
Total investments	$765,447	$54,569	$15,608	$835,624

Available for Sale Securities, at fair value

A majority of the Company’s investments in Available for Sale Securities, at fair value, net of allowance for credit losses (AFS securities) as of March 31, 2023 and December 31, 2022 are held by subsidiaries in the insurance segment. The following tables present the Company's investments in AFS securities:

	As of March 31, 2023
	Amortized cost	Allowance for Credit Losses(1)	Gross unrealized gains	Gross unrealized losses	Fair value
U.S. Treasury securities and obligations of U.S. government authorities and agencies	610,031	—	1,073	(30,549)	580,555
Obligations of state and political subdivisions	52,989	(2)	48	(3,892)	49,143
Corporate securities	175,268	(138)	117	(11,758)	163,489
Asset backed securities	18,358	(1)	—	(3,848)	14,509
Certificates of deposit	656	—	—	—	656
Obligations of foreign governments	2,315	(3)	—	(219)	2,093
Total	$859,617	$(144)	$1,238	$(50,266)	$810,445

	As of December 31, 2022
	Amortized cost	Allowance for Credit Losses(1)	Gross unrealized gains	Gross unrealized losses	Fair value
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$417,278	$—	$844	$(36,062)	$382,060
Obligations of state and political subdivisions	54,390	(3)	4	(4,937)	49,454
Corporate securities	176,187	(183)	1	(14,006)	161,999
Asset backed securities	19,596	(1)	—	(4,246)	15,349
Certificates of deposit	756	—	—	—	756
Obligations of foreign governments	2,629	(3)	—	(264)	2,362
Total	$670,836	$(190)	$849	$(59,515)	$611,980
(1) Represents the amount of impairment that has resulted from credit-related factors, and therefore was recognized in net realized and unrealized gains (losses) as a credit loss on AFS securities. Amount excludes unrealized losses relating to non-credit factors.

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2023
(in thousands, except share data)

The amortized cost and fair values of AFS securities, by contractual maturity date, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	As of
	March 31, 2023		December 31, 2022
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$281,611	$280,019	$52,265	$51,315
Due after one year through five years	263,544	248,179	300,767	280,965
Due after five years through ten years	53,201	49,651	54,419	49,465
Due after ten years	242,903	218,087	243,789	214,887
Asset backed securities	18,358	14,509	19,596	15,348
Total	$859,617	$810,445	$670,836	$611,980

The following tables present the gross unrealized losses on AFS securities by length of time that individual AFS securities have been in a continuous unrealized loss position for less than twelve months, and twelve months or greater and do not have an allowance for credit losses:

	As of March 31, 2023
	Less Than or Equal to One Year			More Than One Year
	Fair value	Gross unrealized losses	# of Securities(1)	Fair value	Gross unrealized losses	# of Securities(1)
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$102,026	$(1,833)	110	$247,414	$(28,716)	633
Obligations of state and political subdivisions	12,243	(121)	40	27,898	(3,771)	112
Corporate securities	19,039	(311)	70	134,389	(11,447)	500
Asset backed securities	5,293	(3,095)	9	9,216	(753)	71
Obligations of foreign governments	—	—	—	2,094	(219)	8
Total	$138,601	$(5,360)	229	$421,011	$(44,906)	1,324

	As of December 31, 2022
	Less Than or Equal to One Year			More Than One Year
	Fair value	Gross unrealized losses	# of Securities(1)	Fair value	Gross unrealized losses	# of Securities(1)
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$164,593	$(9,357)	354	$186,591	$(26,705)	385
Obligations of state and political subdivisions	25,507	(1,076)	97	20,219	(3,861)	78
Corporate securities	45,016	(1,446)	176	114,683	(12,560)	417
Asset backed securities	10,298	(3,642)	46	5,051	(604)	34
Obligations of foreign governments	309	(1)	1	2,054	(263)	8
Total	$245,723	$(15,522)	674	$328,598	$(43,993)	922
(1)    Presented in whole numbers.

Management believes that it is more likely than not that the Company will be able to hold the fixed maturity AFS securities that were in an unrealized loss position as of March 31, 2023 until full recovery of their amortized cost basis.

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2023
(in thousands, except share data)

The table below presents a roll-forward of the activity in the allowance for credit losses on AFS securities by type as of March 31, 2023:

	Obligations of state and political subdivisions	Corporate securities	Asset backed securities	Obligations of foreign governments	Total
Balance at December 31, 2021	$—	$(241)	$—	$(4)	$(245)
(Increase) in allowance for credit losses	(1)	(47)	—	—	(48)
Gains from recoveries of amounts previously written off	—	25	—	1	26
Balance at March 31, 2022	$(1)	$(263)	$—	$(3)	$(267)

Balance at December 31, 2022	$(3)	$(183)	$(1)	$(3)	$(190)
(Increase) in allowance for credit losses	—	(34)	—	—	(34)
Gains from recoveries of amounts previously written off	1	79	—	—	80
Balance at March 31, 2023	$(2)	$(138)	$(1)	$(3)	$(144)

The Company applies a discounted cash flow model, based on assumptions and model outputs provided by an investment management company, in determining its lifetime expected credit losses on AFS securities. This includes determining the present value of expected future cash flows discounted at the book yield of the security.

The table below presents the amount of gains from recoveries (credit losses) on AFS securities recorded by the Company for the following period:

	Three Months Ended March 31,
	2023	2022
Net gains from recoveries (credit losses) on AFS securities	$46	$(22)

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

	As of
	March 31, 2023	December 31, 2022
Fair value of restricted investments in trust pursuant to reinsurance agreements	$33,635	$34,386
Fair value of restricted investments for special deposits required by state insurance departments	17,093	16,816
Total fair value of restricted investments	$50,728	$51,202

The following table presents additional information on the Company’s AFS securities:

	Three Months Ended March 31,
	2023	2022
Purchases of AFS securities	$207,812	$55,142

Proceeds from maturities, calls and prepayments of AFS securities	$18,170	$20,242

Gross proceeds from sales of AFS securities	$1,557	$16,970

The following table presents the gross realized gains and gross realized losses from sales and redemptions of AFS securities:

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2023
(in thousands, except share data)

	Three Months Ended March 31,
	2023	2022
Gross realized gains	$—	$74
Gross realized (losses)	(365)	(184)
Total net realized gains (losses) from investment sales and redemptions	$(365)	$(110)

Loans, at fair value

The following table presents the Company’s investments in loans measured at fair value and the Company’s investments in loans measured at fair value pledged as collateral:

	As of March 31, 2023				As of December 31, 2022
	Fair value	Unpaid principal balance (UPB)	Fair value exceeds / (below) UPB	Pledged as collateral	Fair value	Unpaid principal balance (UPB)	Fair value exceeds / (below) UPB	Pledged as collateral
Insurance:
Corporate loans (1)	$12,145	$16,023	$(3,878)	$—	$14,312	$16,032	$(1,720)	$—
Mortgage:
Mortgage loans held for sale (2)	60,237	58,517	1,720	59,244	50,531	49,361	1,170	50,113
Total loans, at fair value	$72,382	$74,540	$(2,158)	$59,244	$64,843	$65,393	$(550)	$50,113
(1)    The cost basis of Corporate loans was approximately $16,023 and $16,032 at March 31, 2023 and December 31, 2022, respectively.
(2)    As of March 31, 2023, there was one mortgage loan held for sale that was 90 days or more past due. As of December 31, 2022, there were no mortgage loans held for sale that were 90 days or more past due.

Equity Securities

Equity securities consist mainly of publicly traded common and preferred stocks and fixed income exchange traded funds. Included within the equity securities balance are 17.0 million shares of Invesque as of March 31, 2023 and December 31, 2022, for which the Company has elected to apply the fair value option. The following table presents information on the cost and fair value of the Company’s equity securities related to insurance operations and other Tiptree investing activity as of the following periods:

	As of March 31, 2023
	Insurance		Tiptree Capital - Other		Total
	Cost	Fair Value	Cost	Fair Value	Cost	Fair Value
Invesque	$23,339	$2,377	$111,491	$11,379	$134,830	$13,756
Fixed income exchange traded funds	57,876	58,272	—	—	57,876	58,272
Other equity securities	19,534	17,990	19,989	21,071	39,523	39,061
Total equity securities	$100,749	$78,639	$131,480	$32,450	$232,229	$111,089

	As of December 31, 2022
	Insurance		Tiptree Capital - Other		Total
	Cost	Fair Value	Cost	Fair Value	Cost	Fair Value
Invesque	$23,339	$2,670	$111,491	$12,784	$134,830	$15,454
Fixed income exchange traded funds	56,263	56,256	—	—	56,263	56,256
Other equity securities	15,773	14,066	—	—	15,773	14,066
Total equity securities	$95,375	$72,992	$111,491	$12,784	$206,866	$85,776

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2023
(in thousands, except share data)

Other Investments

The following table contains information regarding the Company’s other investments as of the following periods:

	As of March 31, 2023
		Tiptree Capital
	Insurance	Mortgage	Other	Total
Corporate bonds, at fair value (1)	$50,342	$—	$—	$50,342
Debentures	22,153	—	—	22,153
Other	5,250	3,991	2,834	12,075
Total other investments	$77,745	$3,991	$2,834	$84,570

	As of December 31, 2022
		Tiptree Capital
	Insurance	Mortgage	Other	Total
Corporate bonds, at fair value (1)	$42,080	$—	$—	$42,080
Debentures	23,853	—	—	23,853
Other	230	4,038	2,824	7,092
Total other investments	$66,163	$4,038	$2,824	$73,025

(1)    The cost basis of corporate bonds was $53,397 and $45,630 as of March 31, 2023 and December 31, 2022, respectively.

Net Investment Income - Insurance

Net investment income represents investment income and expense from investments related to insurance operations as disclosed within net investment income on the condensed consolidated statements of operations. The following table presents the components of net investment income by source of income:

	Three Months Ended March 31,
	2023	2022
Interest:
AFS securities	$4,288	$2,199
Loans, at fair value	125	167
Other investments	2,075	1,340
Dividends from equity securities	42	588
Subtotal	6,530	4,294
Less: investment expenses	1,421	1,127
Net investment income	$5,109	$3,167

Other Investment Income - Tiptree Capital
Other investment income represents revenue from non-insurance activities as disclosed within other revenue on the condensed consolidated statements of operations, see Note (15) Other Revenue and Other Expenses. The following tables present the components of other investment income by type:

	Three Months Ended March 31,
	2023	2022
Interest income from Loans, at fair value (1)	$610	$2,307
Loan fee income (1)	3,844	5,536
Other	316	8,862
Other investment income	$4,770	$16,705
(1)    Includes income related to Loans at fair value classified as Held for Sale for the periods prior to July 1, 2022.

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2023
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

	Three Months Ended March 31,
	2023	2022
Net realized gains (losses)
Insurance:
Reclass of unrealized gains (losses) on AFS securities from OCI	$(365)	$(110)
Net gains from recoveries (credit losses) on AFS securities	46	(22)
Net realized gains (losses) on loans	2	93
Net realized gains (losses) on equity securities	(854)	(2,483)
Net realized gains (losses) on corporate bonds	(975)	913
Other	(398)	(4,284)
Tiptree Capital
Mortgage:
Net realized gains (losses) on loans	9,671	13,418
Other	383	4,066
Other:
Net realized gains (losses) on loans (1)	—	14,740
Other	—	441
Total net realized gains (losses)	7,510	26,772

Net unrealized gains (losses)
Insurance:
Net change in unrealized gains (losses) on loans	(2,158)	(268)
Net unrealized gains (losses) on equity securities held at period end	(379)	(2,161)
Reclass of unrealized (gains) losses from prior periods for equity securities sold	(14)	1,815
Other	488	(136)
Tiptree Capital
Mortgage:
Net change in unrealized gains (losses) on loans	548	(3,117)
Other	(3,496)	6,047
Other:
Net change in unrealized gains (losses) on loans (1)	—	(3,581)
Net unrealized gains (losses) on equity securities held at period end	(322)	(8,850)
Other	—	683
Total net unrealized gains (losses)	(5,333)	(9,568)
Total net realized and unrealized gains (losses)	$2,177	$17,204
(1)    Relates to Loans, at fair value classified as Held for Sale for the periods prior to July 1, 2022.

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2023
(in thousands, except share data)

(6) Notes and Accounts Receivable, net

The following table presents the total notes and accounts receivable, net:

	As of
	March 31, 2023	December 31, 2022
Accounts and premiums receivable, net	$124,319	$142,011
Retrospective commissions receivable	210,611	191,092
Notes receivable, net	126,847	121,419
Trust receivables	12,918	18,455
Other receivables	27,920	29,334
Total notes and accounts receivable, net	$502,615	$502,311

The following table presents the total valuation allowance and bad debt expense for the following periods:

	Valuation allowance		Bad Debt Expense
	As of		Three Months Ended March 31,
	March 31, 2023	December 31, 2022	2023	2022
Notes receivable, net - premium financing program (1)	$97	$85	$40	$62

Accounts and premiums receivable, net	$108	$94	$9	$8
(1)    As of March 31, 2023 and December 31, 2022, there were $187 and $168 in balances classified as 90 days plus past due, respectively.

(7) Reinsurance Receivables

The following table presents the effect of reinsurance on premiums written and earned by our insurance business for the following periods:

	Direct Amount	Ceded to Other Companies	Assumed from Other Companies	Net Amount	Percentage of Amount - Assumed to Net
Three Months Ended March 31, 2023
Premiums written:
Life insurance	$17,287	$8,590	$57	$8,754	0.7%
Accident and health insurance	29,244	19,509	5,961	15,696	38.0%
Property and liability insurance	378,387	222,590	100,899	256,696	39.3%
Total premiums written	424,918	250,689	106,917	281,146	38.0%

Premiums earned:
Life insurance	20,697	10,354	81	10,424	0.8%
Accident and health insurance	34,381	23,274	5,976	17,083	35.0%
Property and liability insurance	306,769	172,854	103,908	237,823	43.7%
Total premiums earned	$361,847	$206,482	$109,965	$265,330	41.4%

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2023
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

The following table presents the components of policy and contract benefits, including the effect of reinsurance on losses and loss adjustment expenses (LAE) incurred:

	Direct Amount	Ceded to Other Companies	Assumed from Other Companies	Net Amount	Percentage of Amount - Assumed to Net
Three Months Ended March 31, 2023
Losses and LAE Incurred
Life insurance	$13,245	$7,204	$38	$6,079	0.6%
Accident and health insurance	6,567	4,504	4,505	6,568	68.6%
Property and liability insurance	133,690	88,932	56,922	101,680	56.0%
Total losses and LAE incurred	153,502	100,640	61,465	114,327	53.8%
	Member benefit claims (1)			27,348
	Total policy and contract benefits			$141,675
Three Months Ended March 31, 2022
Losses and LAE Incurred
Life insurance	$16,605	$8,782	$265	$8,088	3.3%
Accident and health insurance	9,988	7,748	1,171	3,411	34.3%
Property and liability insurance	110,376	76,946	38,347	71,777	53.4%
Total losses and LAE incurred	136,969	93,476	39,783	83,276	47.8%
	Member benefit claims (1)			21,170
	Total policy and contract benefits			$104,446
(1)    Member benefit claims are not covered by reinsurance.

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2023
(in thousands, except share data)

The following table presents the components of the reinsurance receivables:

	As of
	March 31, 2023	December 31, 2022
Prepaid reinsurance premiums:
Life insurance (1)	$73,641	$75,553
Accident and health insurance (1)	77,953	81,718
Property and liability insurance	608,632	568,199
Total	760,226	725,470

Ceded claim reserves:
Life insurance	3,903	3,965
Accident and health insurance	20,309	19,408
Property and liability insurance	278,098	243,726
Total ceded claim reserves recoverable	302,310	267,099
Other reinsurance settlements recoverable	234,904	183,521
Reinsurance receivables	$1,297,440	$1,176,090
(1)    Including policyholder account balances ceded.
The following table presents the aggregate amount included in reinsurance receivables that is comprised of the three largest receivable balances from non-affiliated reinsurers:

As of
March 31, 2023
Total of the three largest receivable balances from non-affiliated reinsurers	$181,979

As of March 31, 2023, the non-affiliated reinsurers from whom our insurance business has the largest receivable balances were: Allianz Global Corporate & Specialty SE (A.M. Best Rating: A+ rated), Canada Life Assurance Company (A.M. Best Rating: A+ rated), and Oil Casualty Insurance, LTD (A.M. Best Rating A- rated). A majority of the related receivables from these reinsurers are collateralized by assets on hand and letters of credit; receivable balances from authorized reinsurers do not require collateral. Allianz Global Corporate & Specialty SE and Canada Life Assurance Company are authorized reinsurers in the states in which Fortegra’s U.S. based insurance entities are domiciled. The Company monitors authorization status and A.M. Best ratings of its reinsurers periodically. As of March 31, 2023, the Company does not believe there is a risk of loss due to the concentration of credit risk in the reinsurance program given the collateralization.

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2023
(in thousands, except share data)

(8) Goodwill and Intangible Assets, net

The following table presents identifiable finite and indefinite-lived intangible assets, accumulated amortization, and goodwill by operating segment and/or reporting unit, as appropriate:

	As of March 31, 2023			As of December 31, 2022
Finite-Lived Intangible Assets:	Insurance	Other	Total	Insurance	Other	Total

Customer relationships	$167,277	$—	$167,277	$149,835	$—	$149,835
Accumulated amortization	(63,803)	—	(63,803)	(60,401)	—	(60,401)
Trade names	15,034	800	15,834	15,028	800	15,828
Accumulated amortization	(7,374)	(620)	(7,994)	(7,039)	(600)	(7,639)
Software licensing	12,454	640	13,094	12,386	640	13,026
Accumulated amortization	(9,175)	(640)	(9,815)	(9,084)	(640)	(9,724)
Insurance policies and contracts acquired	36,500	—	36,500	36,500	—	36,500
Accumulated amortization	(36,411)	—	(36,411)	(36,374)	—	(36,374)
Other	754	—	754	751	—	751
Accumulated amortization	(316)	—	(316)	(276)	—	(276)
Total finite-lived intangible assets	114,940	180	115,120	101,326	200	101,526
Indefinite-Lived Intangible Assets: (1)
Insurance licensing agreements	13,761	—	13,761	13,761	—	13,761
Other	—	1,728	1,728	—	1,728	1,728
Total indefinite-lived intangible assets	13,761	1,728	15,489	13,761	1,728	15,489
Total intangible assets, net	$128,701	$1,908	$130,609	$115,087	$1,928	$117,015

Goodwill	204,928	1,708	206,636	184,900	1,708	186,608
Total goodwill and intangible assets, net	$333,629	$3,616	$337,245	$299,987	$3,636	$303,623
(1)    Impairment tests are performed at least annually on indefinite-lived intangible assets.

Goodwill

The following table presents the activity in goodwill, by operating segment and/or reporting unit, as appropriate, and includes the adjustments made to the balance of goodwill to reflect the effect of the final valuation adjustments made for acquisitions, as well as the reduction to any goodwill attributable to impairment related charges:

	Insurance	Other	Total
Balance at December 31, 2022	$184,900	$1,708	$186,608
Goodwill acquired (1)	19,735	—	19,735
Foreign currency translation and other	293	—	293
Balance at March 31, 2023	$204,928	$1,708	$206,636
(1)    See Note (3) Acquisitions for more information.

The Company conducts annual impairment tests of its goodwill as of October 1. For the three months ended March 31, 2023 and 2022, no impairments were recorded on the Company’s goodwill.

Intangible Assets, net

The following table presents the activity, by operating segment and/or reporting unit, as appropriate, in finite and indefinite-lived other intangible assets and includes the adjustments made to the balance to reflect the effect of any final valuation adjustments made for acquisitions, as well as any reduction attributable to impairment-related charges:

	Insurance	Other	Total
Balance at December 31, 2022	$115,087	$1,928	$117,015
Intangible assets acquired (1)	17,004	—	17,004
Amortization expense	(3,906)	(20)	(3,926)
Foreign currency translation and other	516	—	516
Balance at March 31, 2023	$128,701	$1,908	$130,609
(1)    See Note (3) Acquisitions for more information.

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2023
(in thousands, except share data)

The following table presents the amortization expense on finite-lived intangible assets for the following periods:

	Three Months Ended March 31,
	2023	2022
Amortization expense on intangible assets	$3,926	$4,005

For the three months ended March 31, 2023 and 2022, no impairments were recorded on the Company’s intangible assets.

The following table presents the amortization expense on finite-lived intangible assets for the next five years and thereafter by operating segment and/or reporting unit, as appropriate:

	As of March 31, 2023
	Insurance	Other	Total
Remainder of 2023	$11,688	$60	$11,748
2024	13,906	80	13,986
2025	11,792	40	11,832
2026	9,543	—	9,543
2027	8,200	—	8,200
2028 and thereafter	60,212	—	60,212
Total (1)	$115,341	$180	$115,521
(1)    Does not include foreign currency translation adjustment of $401 as of March 31, 2023.

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

Interest Rate Lock Commitments
Derivatives for our mortgage business are primarily comprised of interest rate lock commitments (IRLCs), forward delivery contracts, and TBA mortgage-backed securities. The fair value of these instruments is based upon valuation pricing models, which represent the amount the Company would expect to receive or pay at the balance sheet date to exit the position. Our mortgage origination subsidiary issues IRLCs to their customers, which are carried at estimated fair value on the Company’s condensed consolidated balance sheets. The estimated fair values of these commitments are generally calculated by reference to the value of the underlying loan associated with the IRLC net of costs to produce and an expected pull through assumption. The fair values of these commitments generally fall under Level 3 in the fair value hierarchy.

Forward Delivery Contracts and TBA Mortgage-Backed Securities
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

The remaining derivatives are generally comprised of a combination of swaps and options, which are generally classified as Level 2 in the fair value hierarchy. In addition, the Fortegra Additional Warrant (Warburg) is a derivative liability and classified as Level 3 in the fair value hierarchy. See Note (16) Stockholders’ Equity for additional information regarding the Fortegra Additional Warrant.

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2023
(in thousands, except share data)

The following table presents the gross notional and fair value amounts of derivatives (on a gross basis) categorized by underlying risk:

	As of March 31, 2023			As of December 31, 2022
	Notional values	Asset derivatives	Liability derivatives	Notional values	Asset derivatives	Liability derivatives
Interest rate lock commitments	$142,054	$3,899	$—	$147,963	$3,652	$—
Forward delivery contracts	21,548	41	32	32,160	112	39
TBA mortgage-backed securities	152,900	51	1,248	133,500	273	141
Fortegra Additional Warrants (Warburg)(1)	—	—	5,173	—	—	5,291
Other	14,752	195	10,202	13,427	230	7,730
Total	$331,254	$4,186	$16,655	$327,050	$4,267	$13,201
(1) See Note (16) Stockholders’ Equity for additional information.

(10) Debt, net

The following table presents the balance of the Company’s debt obligations, net of discounts and deferred financing costs for our corporate and asset based debt. Asset based debt is generally recourse only to specific assets and related cash flows.

	As of March 31, 2023
Corporate debt	Insurance	Mortgage	Total
Secured revolving credit agreements (1)	$75,000	$—	$75,000
Preferred trust securities (LIBOR + 4.10%)	35,000	—	35,000
8.50% Junior subordinated notes	125,000	—	125,000
Total corporate debt	235,000	—	235,000

Asset based debt
Asset based revolving financing (SOFR + 2.75%)	64,818	—	64,818
Residential mortgage warehouse borrowings (1.88% to 2.50% over SOFR; 2.00% to 3.00% over BSBY) (2)(3)	—	56,273	56,273
Total asset based debt	64,818	56,273	121,091
Total debt, face value	299,818	56,273	356,091
Unamortized deferred financing costs	(8,626)	(4)	(8,630)
Total debt, net	$291,192	$56,269	$347,461

	As of December 31, 2022
Corporate debt	Insurance	Mortgage	Total
Secured revolving credit agreements (1)	$—	$—	$—
Preferred trust securities (LIBOR + 4.10%)	35,000	—	35,000
8.50% Junior subordinated notes	125,000	—	125,000
Total corporate debt	160,000	—	160,000

Asset based debt
Asset based revolving financing (LIBOR + 2.75%)	60,628	—	60,628
Residential mortgage warehouse borrowings (1.88% to 2.50% over SOFR; 2.00% to 3.00% over BSBY) (2)(3)	—	47,454	47,454
Total asset based debt	60,628	47,454	108,082
Total debt, face value	220,628	47,454	268,082
Unamortized deferred financing costs	(8,703)	(13)	(8,716)
Total debt, net	$211,925	$47,441	$259,366
(1)    The secured credit agreements include separate tranches with multiple rate structures that are adjustable based on Fortegra’s senior leverage ratio, which as of March 31, 2023 was SOFR + 1.50%.
(2)    Includes SOFR floor and BSBY floor of 0.25% and 0.50%, respectively, as of and March 31, 2023 and December 31, 2022.
(3)    The weighted average coupon rate for residential mortgage warehouse borrowings was 6.79% and 6.31% at March 31, 2023 and December 31, 2022, respectively.

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2023
(in thousands, except share data)

The following table presents the amount of interest expense the Company incurred on its debt for the following periods:

	Three Months Ended March 31,
	2023	2022
Total Interest expense - corporate debt	$4,430	$5,876
Total Interest expense - asset based debt	2,035	4,198
Interest expense on debt	$6,465	$10,074

The following table presents the contractual principal payments and future maturities of the unpaid principal balance on the Company’s debt for the following periods:

As of March 31, 2023
Remainder of 2023	$98,838
2024	22,253
2025	—
2026	—
2027	75,000
2028 and thereafter	160,000
Total	$356,091

The following narrative is a summary of certain terms of our debt agreements for the three months ended March 31, 2023:
Corporate Debt

Secured Revolving Credit Agreements

As of March 31, 2023 and December 31, 2022, a total of $75,000 and $0, respectively, was outstanding under the revolving line of credit in our insurance business. The maximum borrowing capacity under the agreements as of March 31, 2023 was $200,000.

Asset Based Debt

Asset Based Revolving Financing

On January 31, 2023, subsidiaries of Fortegra amended the asset based revolving financing to increase the revolving commitment to $100,000 and transition to SOFR. As of March 31, 2023 and December 31, 2022, a total of $64,818 and $60,628, respectively, was outstanding under the borrowing related to our premium finance and service contract finance offerings in our insurance business.

Residential Mortgage Warehouse Borrowings

In January 2023, the $60,000 warehouse line of credit was renewed and the maturity date was extended from January 2023 to January 2024.

As of March 31, 2023 and December 31, 2022, a total of $56,273 and $47,454, respectively, was outstanding under such financing agreements.

Debt Covenants

As of March 31, 2023, the Company was in compliance with the representations and covenants for its outstanding debt or obtained waivers for any events of non-compliance.

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2023
(in thousands, except share data)

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
March 31, 2023
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

Derivative Assets and Liabilities

Derivatives for our mortgage business are primarily comprised of IRLCs, forward delivery contracts and TBA mortgage-backed securities. The fair value of these instruments is based upon valuation pricing models, which represent the amount the Company would expect to receive or pay at the balance sheet date to exit the position. Our mortgage origination subsidiaries issue IRLCs to their customers, which are carried at estimated fair value on the Company’s condensed consolidated balance sheets. The estimated fair values of these commitments are generally calculated by reference to the value of the underlying loan associated with the IRLC net of costs to produce and an expected pull through assumption. The fair values of these commitments generally fall under Level 3 in the fair value hierarchy. Our mortgage origination subsidiaries manage their exposure by entering into forward delivery commitments with loan investors. For loans not locked with investors under a forward delivery commitment, the Company enters into hedge instruments, primarily TBAs, to protect against movements in interest rates. The fair values of TBA mortgage-backed securities and forward delivery contracts generally fall under Level 2 in the fair value hierarchy.

The remaining derivatives are generally comprised of a combination of swaps and options, which are generally classified as Level 2 in the fair value hierarchy. In addition, the Fortegra Additional Warrants (Warburg) are a derivative liability and classified as Level 3 in the fair value hierarchy. See Note (16) Stockholders’ Equity for additional information regarding the Fortegra Additional Warrant.

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

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2023
(in thousands, except share data)

The following tables present the Company’s fair value hierarchies for financial assets and liabilities, measured on a recurring basis:

	As of March 31, 2023
	Quoted prices in active markets Level 1	Other significant observable inputs Level 2	Significant unobservable inputs Level 3	Fair value
Assets:
Available for sale securities, at fair value:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$—	$580,555	$—	$580,555
Obligations of state and political subdivisions	—	49,143	—	49,143
Obligations of foreign governments	—	2,093	—	2,093
Certificates of deposit	656	—	—	656
Asset backed securities	—	14,509	—	14,509
Corporate securities	—	163,489	—	163,489
Total available for sale securities, at fair value	656	809,789	—	810,445

Loans, at fair value:
Corporate loans	—	2,238	9,907	12,145
Mortgage loans held for sale	—	60,237	—	60,237
Total loans, at fair value	—	62,475	9,907	72,382

Equity securities:
Invesque	13,756	—	—	13,756
Fixed income ETFs	58,272	—	—	58,272
Other equity securities	32,586	—	6,475	39,061
Total equity securities	104,614	—	6,475	111,089

Other investments, at fair value:
Corporate bonds	—	50,342	—	50,342
Derivative assets	8	279	3,899	4,186
Other	—	5,055	324	5,379
Total other investments, at fair value	8	55,676	4,223	59,907

Mortgage servicing rights (1)	—	—	39,874	$39,874

Total	$105,278	$927,940	$60,479	$1,093,697

Liabilities: (2)
Securities sold, not yet purchased	$11,647	$8,930	$—	$20,577
Derivative liabilities	—	11,482	—	11,482
Fortegra Additional Warrants (Warburg)	—	—	5,173	5,173
Contingent consideration payable	—	—	2,968	2,968
Total	$11,647	$20,412	$8,141	$40,200
(1)    Included in other assets. See Note (14) Other Assets and Other Liabilities and Accrued Expenses.
(2)    Included in other liabilities and accrued expenses. See Note (14) Other Assets and Other Liabilities and Accrued Expenses.

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2023
(in thousands, except share data)

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
(1)    Included in other assets. See Note (14) Other Assets and Other Liabilities and Accrued Expenses.
(2)    Included in other liabilities and accrued expenses. See Note (14) Other Assets and Other Liabilities and Accrued Expenses.

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2023
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

The following table presents additional information about assets that are measured at fair value on a recurring basis for which the Company has utilized Level 3 inputs to determine fair value for the following periods:

	Three Months Ended March 31,
	2023	2022
Balance at January 1,	$63,590	$61,443
Net realized and unrealized gains or losses included in:
Earnings	(3,205)	7,009
OCI	(33)	(173)
Origination of IRLCs	11,262	15,613
Sales and repayments	(6)	(1,233)
Conversions to mortgage loans held for sale	(11,016)	(19,558)
Settlement of trade claims	—	(18,709)
Exchange of bonds for term loans	—	12,486
Exchange of trade receivables for equity securities	—	7,360
Transfer out of Level 3	(113)	—
Balance at March 31,	$60,479	$64,238

Changes in unrealized gains (losses) included in earnings related to assets still held at period end	$(3,766)	$(159)
Changes in unrealized gains (losses) included in OCI related to assets still held at period end	$(33)	$(173)
The following table presents the range and weighted average (WA) used to develop significant unobservable inputs for the fair value measurements of Level 3 assets and liabilities.

	As of					As of
	March 31, 2023	December 31, 2022		Valuation technique	Unobservable input(s)	March 31, 2023				December 31, 2022
Assets	Fair value					Range			WA (1)	Range			WA (1)
IRLCs	$3,899	$3,652		Internal model	Pull through rate	50%	to	95%	62%	55%	to	95%	65%
Mortgage servicing rights	39,874	41,426		External model	Discount rate	9%	to	15%	10%	9%	to	14%	9%
					Cost to service	$65	to	$80	$72	$65	to	$80	$72
					Prepayment speed	7%	to	89%	8%	4%	to	85%	9%
Equity securities	6,463	6,837	—	Internal model	Forecast EBITDAR	$728,000	to	$1,039,000	N/A	$728,000	to	$1,039,000	N/A
Corporate loans	9,907	11,208		Internal model	EBITDA	$153,000			N/A	$170,000			N/A
Total	$60,143	$63,123

Liabilities
Fortegra Additional Warrants (Warburg)	$5,173	$5,291		External Model	Discount rate	3%	to	5%	3.6%	3%	to	5%	3.3%
					Implied Equity Volatility	40%	to	50%	45%	40%	to	50%	45%
Contingent consideration payable	2,968	2,904		Cash Flow model	Forecast Cash EBITDA	$2,500	to	$4,000	N/A	$2,500	to	$4,000	N/A
					Forecast Underwriting EBITDA	$—	to	$2,000	N/A	$—	to	$2,000	N/A
Total	$8,141	$8,195

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2023
(in thousands, except share data)

(1)    Unobservable inputs were weighted by the relative fair value of the instruments.

The following table presents the carrying amounts and estimated fair values of financial assets and liabilities that are not recorded at fair value and their respective levels within the fair value hierarchy:

	As of March 31, 2023			As of December 31, 2022
	Level within fair value hierarchy	Fair value	Carrying value	Level within fair value hierarchy	Fair value	Carrying value
Assets:
Debentures (1)	2	$22,153	$22,153	2	$23,853	$23,853
Notes receivable, net	2	126,847	126,847	2	121,419	121,419
Total assets		$149,000	$149,000		$145,272	$145,272

Liabilities:
Debt, net	3	$348,747	$356,091	3	$262,932	$268,082
Total liabilities		$348,747	$356,091		$262,932	$268,082
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
March 31, 2023
(in thousands, except share data)

(12) Liability for Unpaid Claims and Claim Adjustment Expenses

Roll forward of Claim Liability

The following table presents the activity in the net liability for unpaid losses and allocated loss adjustment expenses of short duration contracts for the following periods:

	Three Months Ended March 31,
	2023	2022
Policy liabilities and unpaid claims balance as of January 1,	$567,193	$331,703
Less: liabilities of policy-holder account balances, gross	(1,923)	(801)
Less: non-insurance warranty benefit claim liabilities	(140)	(10,785)
Gross liabilities for unpaid losses and loss adjustment expenses	565,130	320,117
Less: reinsurance recoverable on unpaid losses - short duration	(266,889)	(165,129)
Less: other lines, gross	(184)	(576)
Net balance as of January 1, short duration	298,057	154,412

Incurred (short duration) related to:
Current year	113,932	81,563
Prior years	328	1,161
Total incurred	114,260	82,724

Paid (short duration) related to:
Current year	33,742	42,706
Prior years	42,855	6,686
Total paid	76,597	49,392

Net balance as of March 31, short duration	335,720	187,744
Plus: reinsurance recoverable on unpaid losses - short duration	302,103	197,607
Plus: other lines, gross	180	658
Gross liabilities for unpaid losses and loss adjustment expenses	638,003	386,009
Plus: liabilities of policy-holder account balances, gross	1,686	273
Plus: non-insurance warranty benefit claim liabilities	119	7,595
Policy liabilities and unpaid claims balance as of March 31,	$639,808	$393,877

The following schedule reconciles the total short duration contracts per the table above to the amount of total losses incurred as presented in the condensed consolidated statements of operations, excluding the amount for member benefit claims:

	Three Months Ended March 31,
	2023	2022
Short duration incurred	$114,260	$82,724
Other lines incurred	(3)	392
Unallocated loss adjustment expenses	70	160
Total losses incurred	$114,327	$83,276
During the three months ended March 31, 2023, the Company experienced unfavorable prior year development of $328, primarily as a result of higher-than-expected claim severity in our personal and commercial lines of business.

During the three months ended March 31, 2022, the Company experienced unfavorable prior year development of $1,161, primarily as a result of higher-than-expected claim severity from business written by a small group of producers of our personal and commercial lines of business.

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
March 31, 2023
(in thousands, except share data)

adverse development emerges quickly and allows for timely reserve strengthening, if necessary, or modifications to our product pricing or offerings.

The unfavorable prior year development of $328 in the three months ended March 31, 2023 represented 1.7% of our insurance business pre-tax income of $19,445 and 0.1% of the opening net liability for losses and loss adjustment expenses of $298,057, as of January 1, 2023.

The unfavorable prior year development of $1,161 in the three months ended March 31, 2022 represented 7.9% of our insurance business pretax income of $14,682, and 0.8% of the opening net liability for losses and loss adjustment expenses of $154,412, as of January 1, 2022.

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

The following table presents the disaggregated amounts of revenue from contracts with customers by product type for the following periods:

	Three Months Ended March 31,
	2023	2022
Service and Administrative Fees:
Service contract revenue	$63,170	$43,213
Motor club revenue	12,516	12,558
Other	1,503	10,983
Revenue from contracts with customers	$77,189	$66,754

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

We do not disclose information about remaining performance obligations pertaining to contracts that have an original expected duration of one year or less. The transaction price allocated to remaining unsatisfied or partially unsatisfied performance obligations with an original expected duration exceeding one year was not material as of March 31, 2023.

The timing of our revenue recognition may differ from the timing of payment by our customers. We record a receivable when revenue is recognized prior to payment and we have an unconditional right to payment. Alternatively, when payment precedes the provision of the related services, we record deferred revenue until the performance obligations are satisfied.

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2023
(in thousands, except share data)

	January 1, 2023			March 31, 2023
	Beginning balance	Additions	Amortization	Ending balance
Deferred acquisition costs
Service and Administrative Fees:
Service contract revenue	$172,129	$28,121	$17,495	$182,755
Motor club revenue	17,142	7,912	9,674	15,380
Total	$189,271	$36,033	$27,169	$198,135

Deferred revenue
Service and Administrative Fees:
Service contract revenue	$581,882	$79,271	$63,170	$597,983
Motor club revenue	22,949	10,052	12,516	20,485
Total	$604,831	$89,323	$75,686	$618,468

For the periods presented, no write-offs for unrecoverable deferred acquisition costs and deferred revenue were recognized.

(14) Other Assets and Other Liabilities and Accrued Expenses

Other Assets

The following table presents the components of other assets as reported in the condensed consolidated balance sheets:

	As of
	March 31, 2023	December 31, 2022
Loans eligible for repurchase	$35,049	$32,136
Mortgage servicing rights	39,874	41,426
Right of use assets - Operating leases	32,735	31,499
Income tax receivable	6,500	19,790
Furniture, fixtures and equipment, net	27,600	21,829
Prepaid expenses	12,926	18,526
Other	7,222	6,937
Total other assets	$161,906	$172,143
The following table presents the depreciation expense related to furniture, fixtures and equipment for the following periods:

	Three Months Ended March 31,
	2023	2022
Depreciation expense related to furniture, fixtures and equipment	$1,069	$838

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2023
(in thousands, except share data)

Other Liabilities and Accrued Expenses

The following table presents the components of other liabilities and accrued expenses as reported in the condensed consolidated balance sheets:

	As of
	March 31, 2023	December 31, 2022

Accounts payable and accrued expenses	$100,304	$119,394
Loans eligible for repurchase liability	35,049	32,136
Deferred tax liabilities, net	100,841	90,391
Operating lease liabilities	40,036	38,031
Commissions payable	27,064	42,741
Securities sold, not yet purchased	20,577	16,575
Derivative liabilities	16,655	13,201
Other	24,741	15,279
Total other liabilities and accrued expenses	$365,267	$367,748
(15) Other Revenue and Other Expenses

Other Revenue

The following table presents the components of other revenue as reported in the condensed consolidated statement of operations. Other revenue is primarily generated by Tiptree Capital’s non-insurance activities except as noted in the footnote to the table.

	Three Months Ended March 31,
	2023	2022
Other investment income (1)	$4,770	$16,705
Other (2)	8,562	5,039
Total other revenue	$13,332	$21,744
(1)    See Note (5) Investments for the components of Other investment income.
(2)    Includes $6,935 and $3,216 for the three months ended March 31, 2023 and 2022, respectively, related to Insurance.

Other Expenses

The following table presents the components of other expenses as reported in the condensed consolidated statement of operations:

	Three Months Ended March 31,
	2023	2022
General and administrative	$9,059	$4,039
Professional fees	7,759	6,283
Premium taxes	5,774	5,057
Mortgage origination expenses	3,192	4,602
Rent and related	4,070	4,359
Other	2,957	6,836
Total other expenses	$32,811	$31,176

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2023
(in thousands, except share data)

(16) Stockholders' Equity

Stock Repurchases

The Board of Directors authorized the Company to make repurchases of up to $20,000 of shares of the Company’s outstanding common stock in the aggregate, at the discretion of the Company's Executive Committee. There were no shares repurchased during the three months ended March 31, 2023. As of March 31, 2023, the remaining repurchase authorization was $11,945.

Dividends

The Company declared cash dividends per share for the following periods presented below:

	Dividends per share for the
	Three Months Ended March 31,
	2023	2022
First quarter	$0.05	$0.04
Total cash dividends declared	$0.05	$0.04

Fortegra Non-Controlling Interests

On June 21, 2022, the Company closed the WP Transaction. On that date, Fortegra converted to a Delaware corporation and Warburg made a $200,000 investment in Fortegra in exchange for Fortegra Common Stock, Fortegra Preferred Stock, Fortegra Warrants and Fortegra Additional Warrants. Also, in connection with the closing of the Warburg Transaction, Tiptree was issued Fortegra Additional Warrants, and management’s interests in LOTS Intermediate were exchanged for interests in Fortegra. As of March 31, 2023, Fortegra was owned approximately 79.4% by Tiptree Holdings, 17.4% by Warburg and 3.2% by management and directors of Fortegra.

Fortegra Preferred Stock

The face amount of the Fortegra Preferred Stock is $80,000. Dividends are cumulative and accrue at a rate of 8% per annum, compounding quarterly. Any quarterly dividend may be paid in cash, at Fortegra’s option. For the three months ended March 31, 2023, the Company declared $1,578 of cash dividends recorded in other liabilities and accrued expenses.

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

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2023
(in thousands, except share data)

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

The following table presents the components of non-controlling interests as reported in the condensed consolidated balance sheets:

	As of
	March 31, 2023	December 31, 2022
Fortegra preferred interests	$77,679	$77,679
Fortegra common interests	63,231	55,364
Other third-party common interests	—	3,165
Total non-controlling interests	$140,910	$136,208

Statutory Reporting and Insurance Company Subsidiaries Dividend Restrictions

The Company’s U.S. insurance subsidiaries prepare financial statements in accordance with Statutory Accounting Principles (SAP) prescribed or permitted by the insurance departments of their states of domicile. Prescribed SAP includes the Accounting Practices and Procedures Manual of the NAIC as well as state laws, regulations and administrative rules.

Statutory Capital and Surplus

The Company’s insurance company subsidiaries must maintain minimum amounts of statutory capital and surplus as required by regulatory authorities, including the NAIC; their capital and surplus levels exceeded respective minimum requirements as of March 31, 2023 and December 31, 2022.

Under the NAIC Risk-Based Capital Act of 1995, a company's Risk-Based Capital (RBC) is calculated by applying certain risk factors to various asset, claim and reserve items. If a company's adjusted surplus falls below calculated RBC thresholds, regulatory intervention or oversight is required. The Company's U.S. domiciled insurance company subsidiaries' RBC levels, as calculated in accordance with the NAIC’s RBC instructions, exceeded all RBC thresholds as of March 31, 2023 and December 31, 2022.

The Company also has a foreign insurance subsidiary that is not subject to SAP. The statutory capital and surplus amounts and statutory net income presented above do not include the foreign insurance subsidiary in accordance with SAP.

Statutory Dividends

The Company’s U.S. domiciled insurance company subsidiaries may pay dividends to the Company, subject to statutory restrictions. Payments in excess of statutory restrictions (extraordinary dividends) to the Company are permitted only with prior approval of the insurance department of the applicable state of domicile. The Company eliminates all dividends from its subsidiaries in the condensed consolidated financial statements. There were no dividends paid to the Company by its U.S. domiciled insurance company subsidiaries for the three months ended March 31, 2023 and 2022.

The following table presents the combined amount available for ordinary dividends of the Company's U.S. domiciled insurance company subsidiaries for the following periods:

	As of
	March 31, 2023	December 31, 2022
Amount available for ordinary dividends of the Company's insurance company subsidiaries	$32,867	$35,145

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2023
(in thousands, except share data)

At March 31, 2023, the maximum amount of dividends that our U.S. domiciled insurance company subsidiaries could pay under applicable laws and regulations without regulatory approval was approximately $32,867. The Company may seek regulatory approval to pay dividends in excess of this permitted amount, but there can be no assurance that the Company would receive regulatory approval if sought.

(17) Accumulated Other Comprehensive Income (Loss) (AOCI)

The following table presents the activity of AFS securities in AOCI, net of tax, for the following periods:

	Unrealized gains (losses) on available for sale securities	Foreign currency translation adjustment	Total AOCI	Amount attributable to non-controlling interests	Total AOCI to Tiptree Inc.
Balance at December 31, 2021	$(2,686)	$—	$(2,686)	$1	$(2,685)
Other comprehensive income (losses) before reclassifications	(20,557)	—	(20,557)	50	(20,507)
Amounts reclassified from AOCI	86	—	86	—	86
OCI	(20,471)	—	(20,471)	50	(20,421)
Balance at March 31, 2022	$(23,157)	$—	$(23,157)	$51	$(23,106)

Balance at December 31, 2022	$(43,043)	$(7,311)	$(50,354)	$10,925	$(39,429)
Other comprehensive income (losses) before reclassifications	5,745	2,932	8,677	(2,062)	6,615
Amounts reclassified from AOCI	(279)	—	(279)	—	(279)
OCI	5,466	2,932	8,398	(2,062)	6,336
Balance at March 31, 2023	$(37,577)	$(4,379)	$(41,956)	$8,863	$(33,093)

The following table presents the reclassification adjustments out of AOCI included in net income and the impacted line items on the condensed consolidated statement of operations for the following periods:

	Three Months Ended March 31,		Affected line item in condensed consolidated statements of operations
Components of AOCI	2023	2022
Unrealized gains (losses) on available for sale securities	$365	$(110)	Net realized and unrealized gains (losses)
Related tax (expense) benefit	(86)	24	Provision for income tax
Net of tax	$279	$(86)

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

The table below summarizes changes to the issuances under the Company’s 2017 Equity Plan for the periods indicated, excluding awards granted under the Company’s subsidiary incentive plans that are exchangeable for Tiptree common stock:

2017 Equity Plan	Number of shares (1)
Available for issuance as of December 31, 2022	2,371,977
RSU, stock and option awards granted	(90,188)
Available for issuance as of March 31, 2023	2,281,789
(1)    Excludes awards granted under the Company’s subsidiary incentive plans that are exchangeable for Tiptree common stock.

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2023
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

The following table presents changes to the issuances of RSUs and stock awards under the 2017 Equity Plan for the periods indicated:

	Number of shares issuable	Weighted average grant date fair value
Unvested units as of December 31, 2022	501,007	$9.63
Granted	90,188	16.39
Vested	(337,964)	7.97
Unvested units as of March 31, 2023	253,231	$14.25

The following tables present the detail of the granted and vested RSUs and stock awards for the periods indicated:

	Three Months Ended March 31,			Three Months Ended March 31,
Granted	2023	2022	Vested	2023	2022
Directors	8,314	8,418	Directors	8,314	8,418
Employees (1)	81,874	202,828	Employees	329,650	300,305
Total Granted	90,188	211,246	Total Vested	337,964	308,723
			Taxes	(43,322)	(47,274)
			Net Vested	294,642	261,449
(1)    Includes 62,940 shares that vest ratably over three years and 190,291 shares that cliff vest in 2025 for the three months ended March 31, 2023.

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

In November 2021, the first tranche of the PRSUs vested, resulting in a net issuance of 215,583 shares of Tiptree common stock. As of March 31, 2023, 3,616,667 PRSUs are unvested. The below table illustrates the aggregate number of PRSUs that will vest upon the achievement of each Tiptree share price target. Such price targets are adjusted down for cumulative dividends paid by the Company since grant (e.g., the next share price target is $19.71 as adjusted for cumulative dividends paid to date).

Original Tiptree Share Price Target	Number of PRSUs that Vest
$20	516,667
$30	775,000

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2023
(in thousands, except share data)

$45	1,033,333
$60	1,291,667

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
The following table presents changes to the issuances of subsidiary awards under the subsidiary incentive plans for the periods indicated:

Grant date fair value of equity shares issuable
Unvested balance as of December 31, 2022	$1,487
Vested	(808)
Unvested balance as of March 31, 2023	$679

The net vested balance of subsidiary awards eligible for exchange as of March 31, 2023 translates to 22,333 shares of Tiptree common stock.

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2023
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

During the three months ended March 31, 2023, the market requirement for all outstanding options was achieved. There were no stock option awards granted in 2023 or 2022.

The following table presents the Company's stock option activity for the current period:

	Options outstanding	Weighted average exercise price (in dollars per stock option)	Weighted average grant date value (in dollars per stock option)	Options exercisable
Balance, December 31, 2022	1,675,514	$6.50	$2.30	1,018,805

Balance, March 31, 2023	1,583,873	$6.51	$2.25	1,225,083

Weighted average remaining contractual term at March 31, 2023 (in years)	4.9

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

As of March 31, 2023, time vesting RSUs and options equal to approximately 0.4% of Fortegra Common Stock (assuming conversion of the Fortegra Preferred Stock) have been granted under the Fortegra Plan. The unvested RSUs were exchanged for prior RSUs granted to management of Fortegra under the LOTS Intermediate Co. Restricted Stock Unit Program.

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2023
(in thousands, except share data)

Stock Based Compensation Expense

The following table presents total stock based compensation expense and the related income tax benefit recognized on the condensed consolidated statements of operations:

	Three Months Ended March 31,
	2023	2022
Employee compensation and benefits	$2,214	$6,041
Director compensation	106	119
Income tax benefit	(487)	(1,294)
Net stock based compensation expense	$1,833	$4,866
Additional information on total non-vested stock based compensation is as follows:

	As of March 31, 2023
	Stock options	Restricted stock awards and RSUs	Performance Restricted Stock Units
Unrecognized compensation cost related to non-vested awards (1)	$131	$168	$7,046
Weighted - average recognition period (in years)	0.50	0.66	1.12
(1)    Includes $95 of unrecognized compensation cost related to stock options at The Fortegra Group that vest ratably over three years.

(19) Income Taxes

The following table presents the Company’s provision (benefit) for income taxes reflected as a component of income (loss):

	Three Months Ended March 31,
	2023		2022
Total income tax expense (benefit)	$5,022		$(86)

Effective tax rate (ETR)	61.5%	(1)	9.0%	(2)
(1) Higher than the U.S. federal statutory income tax rate of 21% primarily due to the impact of outside basis deferred taxes on Tiptree’s investment in Fortegra and other discrete items.
(2) Lower than the U.S. federal statutory income tax rate of 21% primarily due to the impact of the effect of foreign operations and discrete items, partially offset by state taxes.

Tiptree owns less than 80% of Fortegra and is required to record deferred taxes on the outside basis on its investment in Fortegra. This deferred tax liability represents the tax that would be due, before consideration of loss carryforwards, if Tiptree were to sell all of its Fortegra stock at its carrying value on Tiptree’s balance sheet. As of March 31, 2023, this deferred tax liability relating to Fortegra was $44,114, which was an increase of $4,144 from the year ended December 31, 2022, of which $1,808 was recorded in OCI and $2,336 was recorded as a provision for income taxes. Excluding the impact of these deferred taxes, the effective tax rate for the quarter ended March 31, 2023 was 32.9%.

(20) Commitments and Contingencies

The following table presents rent expense for the Company’s office leases recorded on the condensed consolidated statements of operations for the following periods:

	Three Months Ended March 31,
	2023	2022
Rent expense for office leases (1)	$2,069	$2,289
(1)     Includes lease expense of $110 for the three months ended March 31, 2022 for assets classified as held for sale for the periods prior to July 1, 2022.

The Company entered into a sublease of their former corporate office space in December 2022. As a result of the sublease, future lease payments will be offset by $1,842 annually beginning July 2023 through and August 2029.

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2023
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

In December 2022, the court dismissed the plaintiffs’ KCPA claims as to both Subclass A Order and Subclass B Order. The court also dismissed the plaintiffs’ breach of covenant of good faith and fair dealing claim as to Subclass B Order but declined to dismiss such claim as to Subclass A Order pending resolution of the Company’s appeal. A trial has been scheduled for December 2023.

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

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2023
(in thousands, except share data)

The following table presents a reconciliation of basic and diluted net income per common share for the following periods:

	Three Months Ended March 31,
	2023	2022
Net income (loss)	$3,151	$(866)
Less:
Net income (loss) attributable to non-controlling interests	4,213	94
Net income (loss) attributable to Tiptree Inc. common shares - basic	(1,062)	(960)
Effect of Dilutive Securities:
Securities of subsidiaries	—	—
Net income (loss) attributable to Tiptree Inc. common shares - diluted	$(1,062)	$(960)
Weighted average number of shares of common stock outstanding - basic	36,522,946	34,229,011
Weighted average number of incremental shares of common stock issuable from exchangeable interests and contingent considerations	—	—
Weighted average number of shares of common stock outstanding - diluted	36,522,946	34,229,011

Basic net income (loss) attributable to common shares	$(0.03)	$(0.03)
Diluted net income (loss) attributable to common shares	$(0.03)	$(0.03)

(22) Related Party Transactions

Corvid Peak is a related party of the Company because Corvid Peak is deemed to be controlled by Michael Barnes, the Company’s Executive Chairman. The Company is invested in funds managed by Corvid Peak (the “Corvid Peak Funds”) and Corvid Peak manages investment portfolio accounts of Fortegra and certain of its subsidiaries under an investment advisory agreement (the “IAA”). With respect to the Corvid Peak Funds and IAA, the Company incurred $1,102 and $768 of management and incentive fees for the three months ended March 31, 2023, and 2022, respectively.

Beginning January 1, 2021, Tiptree has been allocated 10.2% of certain profits interests earned by Corvid Peak with an additional 10.2% interest for each of the next consecutive four years. Beginning on January 1, 2023, Tiptree’s percentage interest increased to 31.84% (including interests acquired from former Corvid Peak equity holders).

Pursuant to the Transition Services Agreement, Tiptree and Corvid Peak have mutually agreed to provide certain services to one another. Payments under the Transition Services Agreement in the three months ended March 31, 2023 and 2022 were not material.

Pursuant to a Partner Emeritus Agreement, Tiptree agreed to provide Mr. Inayatullah, a greater than 5% stockholder of the Company, support services and reimburse Mr. Inayatullah for a portion of benefit expenses in exchange for advice and other consulting services as requested by the Company’s Executive Committee. Transactions related to the Partner Emeritus Agreement in the three months ended March 31, 2023 and 2022 were not material.

(23) Subsequent Events

On May 2, 2023, the Company’s board of directors declared a quarterly cash dividend of $0.05 per share to holders of common stock with a record date of May 22, 2023, and a payment date of May 30, 2022.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations is presented in this section as follows:

•Overview
•Results of Operations
•Non-GAAP Measures and Reconciliations
•Liquidity and Capital Resources
•Critical Accounting Policies and Estimates

OVERVIEW
Tiptree allocates capital to select small and middle market companies with the mission of building long-term value. Established in 2007, we have a significant track record investing in the insurance sector and across a variety of other industries, including mortgage, specialty finance and shipping. Our largest operating subsidiary, Fortegra, is a leading provider of specialty insurance products and related services. We also generate earnings from a diverse group of select investments that we refer to as Tiptree Capital, which includes our Mortgage segment and other, non-insurance businesses and assets. We evaluate performance primarily by the comparison of stockholders’ long-term total return on capital, as measured by growth in stock price plus dividends paid, in addition to Adjusted Net Income and Adjusted EBITDA.

Our year-to-date 2023 highlights include:

Overall:
•Tiptree reported a net loss of $1.1 million for the first quarter, compared to a net loss of $1.0 million in the prior year, driven primarily by lower mortgage and shipping revenues, partially offset by growth in insurance operations. Return on average equity was (1.1)%, compared to (0.9)% in 2022.
•Adjusted net income of $17.3 million increased $1.8 million from $15.5 million in 2022, driven by improvement in insurance operations. Adjusted return on average equity was 12.9%, as compared to 15.8% in 2022.
•Tiptree increased its quarterly dividend to $0.05 per share, representing an increase of 25%.

Insurance:
•Gross written premiums and premium equivalents were $750.3 million for the three months ended March 31, 2023, as compared to $600.9 million for the three months ended March 31, 2022, up $149.5 million as a result of growth in specialty insurance lines and fee-based service contract offerings.
•Total revenues increased $85.9 million to $368.4 million, from $282.5 million in 2022, driven by increases in earned premiums, net, service and administrative fees and net investment income.
•Combined ratio of 91.3%, driven by consistent underwriting performance and the scalability of Fortegra’s operating platform.
•Income before taxes of $19.4 million as compared to $14.7 million in 2022. Return on average equity was 16.7% in 2023 as compared to 14.7% in 2022. The increases were driven by growth in underwriting and fee revenues and increased net investment income.
•Adjusted net income increased $1.8 million to $22.9 million, as compared to $21.1 million in 2022. Adjusted return on average equity was 26.1%, as compared to 28.2% in 2022.
•In February 2023, Fortegra acquired Premia Solutions Limited, one of the largest providers of automotive protection products in the United Kingdom, for net cash consideration of approximately $22.5 million.

Tiptree Capital:
•Mortgage loss before taxes was $2.6 million in 2023, as compared to income of $4.3 million in 2022, with the decrease driven by declines in origination volumes and negative marks on the mortgage servicing rights asset in 2023 compared to positive marks in 2022.
•Maritime transportation income before taxes decreased to $0.2 million in 2023, as compared to $2.7 million in 2022, as a result of the sale of all three dry bulk vessels and two product tankers in 2022.

Key Trends:
Our results of operations are affected by a variety of factors including, but not limited to, general economic conditions and GDP growth, market liquidity and volatility, consumer confidence, U.S. demographics, employment and wage growth, business confidence and investment, inflation, interest rates and spreads, the impact of the regulatory environment, and the other factors set forth in Part I, Item 1A in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022. Generally, our businesses are positively affected by a healthy U.S. consumer, stable to gradually rising interest rates, stable markets and business conditions, and global growth and trade flows. Conversely, rising unemployment, volatile markets, rapidly rising interest rates, inflation, changing regulatory requirements and slowing business conditions can have a material adverse effect on our results of operations or financial condition.

Insurance results primarily depend on pricing, underwriting, risk retention and the accuracy of reserves, reinsurance arrangements, returns on invested assets, and policy and contract renewals and run-off. Factors affecting these items, including conditions in financial markets, the global economy and the markets in which we operate, fluctuations in exchange rates, interest rates and inflation, including the current period of inflationary pressures, may have a material adverse effect on our results of operations or financial condition. Fortegra designs, markets and underwrites specialty property and casualty insurance products for select target markets or niches. The types of products Fortegra offers tend to have limited aggregation risk and limited exposure to catastrophic and residual risk. The business has historically generated significant fee-based revenues by incorporating value-add coverages and services. Underwriting risk is mitigated through a combination of reinsurance and retrospective commission structures with agents, distribution partners and/or third-party reinsurers. To mitigate counterparty risk, Fortegra ensures its reinsurance receivables are placed with highly rated and appropriately capitalized counterparties or with our distribution partners’ captive insurance vehicles which are collateralized with highly liquid investments, cash or letters of credit. While Fortegra’s insurance operations have historically maintained a relatively stable combined ratio, initiatives to change the business mix along with these economic factors could generate different results than the business has historically experienced. In particular, the current period of rising inflation can have an impact on replacement costs associated with claims from our customers. To the extent we are unable to pass the higher costs of claims through higher premiums, lower underwriting margins could adversely affect our profitability. In addition, fluctuations of the U.S. dollar relative to other currencies, including the British pound and Euro, would have an impact on book value between periods.

Fortegra’s investment portfolio includes fixed maturity securities, loans, credit investment funds, and equity securities. Many of those investments are held at fair value. In recent periods, the U.S. fixed income markets experienced a significant rise in interest rates. Rising interest rates have and could continue to impact the value of Fortegra’s fixed maturity securities, with any unrealized losses recorded in equity, and if realized, could impact our results of operations. Offsetting the impact of a rising interest rate environment, new investments in fixed rate instruments from both maturities and portfolio growth can result in higher interest income on investments. The weighted average duration of our fixed income available for sale securities is less than three years. While our asset and liability mix is relatively matched, should we need to liquidate any of these investments before maturity to pay claims, any realized losses could materially negatively impact our results of operations. Changes in fair value for loans, credit investment funds, and equity securities in Fortegra’s investment portfolio are reported as unrealized gains or losses in revenues and can be impacted by changes in interest rates, credit risk, currency risk, or market risk, including specific company or industry factors. In addition, our equity holdings are relatively concentrated. General equity market trends, along with company and industry specific factors, can impact the fair value which can result in unrealized gains and losses affecting our results.

Rising 10-year treasury yields, and the tapering of the Federal Reserve’s purchases of mortgage-backed securities, has resulted in substantial increases in mortgage interest rates. Low mortgage interest rates driven by the Federal Reserve intervention in mortgage markets, and rising home prices in certain markets, provided tailwinds to the mortgage markets in 2020 and 2021, which benefited our mortgage operations and margins. The substantial rise in rates in recent periods resulted in a sharp reversal of those trends, with volumes and margins declining significantly. Only partially offsetting the declines in our mortgage origination business is an increase in the fair value of our mortgage servicing portfolio as rising rates slow prepayment speeds, with a resulting increase in servicing income. Continued rising or elevated mortgage rates could have a materially negative impact on our mortgage operations, and is likely to be only partially mitigated by the improvement in mortgage servicing revenues. A sustained period of negative profitability in the mortgage industry could also impact the availability of funding sources for our mortgage business.

Rising interest rates can also impact the cost of floating interest rate debt obligations, while declining rates can decrease the cost of debt. Our secured revolving and term credit agreements, preferred trust securities and asset based revolving financing are all floating rate obligations. A continuation of rising rates could have a material impact on our costs of floating rate debt.
Common shares of Invesque represent a significant asset on our condensed consolidated balance sheets. Our investment in Invesque, which operates in the seniors housing, skilled nursing and medical office industries, is carried on our condensed consolidated balance sheets at fair value. The combination of the COVID-19 pandemic impacting occupancy rates and other market factors impacting operating costs has resulted in a significant decline in Invesque’s stock price over the past three years. Any additional declines in the fair value of Invesque’s common stock could continue to have a significant impact on our results of operations and the value of the investment.

A discussion of our performance for the three months ended March 31, 2023 compared to the three months ended March 31, 2022 appears below.

RESULTS OF OPERATIONS
The following is a summary of our condensed consolidated financial results for the three months ended March 31, 2023 and 2022. In addition to GAAP results, management uses the Non-GAAP measures Adjusted net income, Adjusted return on average equity, Adjusted EBITDA and book value per share as measurements of operating performance. Management believes these measures provide supplemental information useful to investors as they are frequently used by the financial community to analyze financial performance and comparison among companies. Management uses Adjusted net income and adjusted return on average equity as part of its capital allocation process and to assess comparative returns on invested capital. Adjusted EBITDA is also used in determining incentive compensation for the Company’s executive officers. Adjusted net income represents income before taxes, less provision (benefit) for income taxes, and excluding the after-tax impact of various expenses that we consider to be unique and non-recurring in nature, stock-based compensation, net realized and unrealized gains (losses), and intangibles amortization associated with purchase accounting. The Company defines Adjusted EBITDA as GAAP net income of the Company plus corporate interest expense, plus income taxes, plus depreciation and amortization expense, less the effects of purchase accounting, plus non-cash fair value adjustments, plus significant non-recurring expenses, and plus unrealized gains (losses) on available for sale securities that are reported in other comprehensive income. Adjusted net income, Adjusted return on average equity and Adjusted EBITDA are not measurements of financial performance or liquidity under GAAP and should not be considered as an alternative or substitute for GAAP net income. See “Non-GAAP Reconciliations” for a reconciliation of these measures to their GAAP equivalents.

Selected Key Metrics

($ in thousands, except per share information)	Three Months Ended March 31,
GAAP:	2023	2022
Total revenues	$381,625	$324,903
Net income (loss) attributable to common stockholders	$(1,062)	$(960)
Diluted earnings per share	$(0.03)	$(0.03)
Cash dividends paid per common share	$0.05	$0.04
Return on average equity	(1.1)%	(0.9)%

Non-GAAP: (1)
Adjusted net income	$17,284	$15,452
Adjusted return on average equity	12.9%	15.8%
Adjusted EBITDA	$23,362	$(14,905)
Book value per share	$10.91	$10.51
(1)    See “—Non-GAAP Reconciliations” for a discussion of non-GAAP financial measures.

Revenues

For the three months ended March 31, 2023, revenues were $381.6 million, which increased $56.7 million, or 17.5%, compared to the prior year period. The increase was driven by growth in earned premiums, net, and service and administrative fees in our insurance business, partially offset by lower mortgage and shipping revenues compared to 2022.

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

($ in thousands)	Three Months Ended March 31,
	2023	2022
Net realized and unrealized gains (losses) - Invesque	$(1,698)	$(10,698)
Net realized and unrealized gains (losses)(1)	$(4,675)	$1,518
(1)    Excludes Invesque and Mortgage realized and unrealized gains and losses.

Net Income (Loss) Attributable to common stockholders

For the three months ended March 31, 2023, the net loss attributable to common stockholders was $1.1 million, compared to a net loss of $1.0 million in the prior year period, primarily driven by lower mortgage and shipping revenues and the tax impacts of the WP Transaction, partially offset by growth in Fortegra’s underwriting and fee operations.

Adjusted net income & Adjusted return on average equity - Non-GAAP

Adjusted net income for the three months ended March 31, 2023 was $17.3 million, an increase of $1.8 million, or 11.9%, from the three months ended March 31, 2022, driven by growth in our insurance operations. For the three months ended March 31, 2023, adjusted return on average equity was 12.9%, as compared to 15.8% at March 31, 2022, with the decrease driven by the higher average equity balances as a result of the WP Transaction which closed in June 2022.

Adjusted EBITDA - Non-GAAP

Adjusted EBITDA for the three months ended March 31, 2023 was $23.4 million, an increase of $38.3 million from 2022 driven by improved operating performance in our insurance business and realized and unrealized gains on investments (including impacts to AOCI) compared to losses in the prior year period.

Book Value per share - Non-GAAP

Total stockholders’ equity was $541.6 million as of March 31, 2023 compared to $383.2 million as of March 31, 2022, with the increase driven by the WP Transaction and cash exercise of Tiptree warrants, partially offset by comprehensive loss in 2022 primarily resulting from unrealized losses on Available for Sale (“AFS”) securities and negative impacts from foreign currency translation. In the three months ended March 31, 2023, Tiptree returned $1.8 million to stockholders through dividends paid.

Book value per share for the period ended March 31, 2023 was $10.91, an increase from book value per share of $10.51 as of March 31, 2022 driven by the comprehensive income per share and the net increase to Tiptree Inc. stockholders’ equity from the WP Transaction, partially offset by dividends paid of $0.17 per share, and issuance of shares as a result of the exercise of warrants and vesting of equity awards.

Results by Segment
We classify our business into two reportable segments, Insurance and Mortgage, with the remainder of our operations aggregated into Tiptree Capital - Other. Corporate activities include holding company interest expense, corporate employee compensation and benefits, and other expenses, including public company expenses.

The following tables present the components of Revenue, Income (loss) before taxes and Adjusted net income for the following periods:

($ in thousands)	Three Months Ended March 31,
	2023	2022
Revenues:
Insurance	$368,444	$282,529
Mortgage	11,561	25,401
Tiptree Capital - other	1,620	16,973
Corporate	—	—
Total revenues	$381,625	$324,903

Income (loss) before taxes:
Insurance	$19,445	$14,682
Mortgage	(2,565)	4,266
Tiptree Capital - other	1,442	(7,651)
Corporate	(10,149)	(12,249)
Total income (loss) before taxes	$8,173	$(952)

Non-GAAP - Adjusted net income: (1)
Insurance	$22,939	$21,124
Mortgage	(853)	(1,556)
Tiptree Capital - other	1,413	2,528
Corporate	(6,215)	(6,644)
Total adjusted net income	$17,284	$15,452
(1)    See “—Non-GAAP Reconciliations” for a discussion of non-GAAP financial measures.

Insurance

Our principal operating subsidiary, Fortegra, is a specialty insurance underwriter and service provider, which focuses on niche lines and fee-oriented services. The combination of specialty insurance underwriting, service contract products, and related service solutions delivered through a vertically integrated business model creates a blend of traditional underwriting revenues, investment income and unregulated fee revenues. The business is an agent-driven model, distributing products through independent insurance agents, consumer finance companies, online retailers, auto dealers, and regional big box retailers to deliver products that complement the consumer transaction.

As of March 31, 2023, Fortegra was owned approximately 79.4% by Tiptree, 17.4% by Warburg and 3.2% by management and directors of Fortegra, before giving effect to the exercise of outstanding warrants and the conversion of outstanding preferred stock. The following tables and discussion present the Insurance segment results, including non-controlling interests, for the three months ended March 31, 2023 and 2022.

Results of Operations - Three Months Ended March 31, 2023 compared to 2022

($ in thousands)	Three Months Ended March 31,
	2023	2022	Change	% Change
Revenues:
Earned premiums, net	$265,330	$208,416	$56,914	27.3%
Service and administrative fees	92,032	71,835	20,197	28.1%
Ceding commissions	3,645	2,537	1,108	43.7%
Net investment income	5,109	3,167	1,942	61.3%
Net realized and unrealized gains (losses)	(4,607)	(6,643)	2,036	(30.6)%
Other revenue	6,935	3,217	3,718	115.6%
Total revenues	$368,444	$282,529	$85,915	30.4%
Expenses:
Net losses and loss adjustment expenses	114,327	$83,276	$31,051	37.3%
Member benefit claims	27,348	21,170	6,178	29.2%
Commission expense	146,450	117,423	29,027	24.7%
Employee compensation and benefits	24,613	22,026	2,587	11.7%
Interest expense	6,081	4,759	1,322	27.8%
Depreciation and amortization	4,811	4,354	457	10.5%
Other expenses	25,369	14,839	10,530	71.0%
Total expenses	$348,999	$267,847	$81,152	30.3%
Income (loss) before taxes (1)	$19,445	$14,682	$4,763	32.4%

Key Performance Metrics:
Gross written premiums and premium equivalents	$750,329	$600,855	$149,474	24.9%
Return on average equity	16.7%	14.7%
Underwriting ratio	78.3%	77.6%
Expense ratio	13.0%	12.9%
Combined ratio	91.3%	90.5%

Non-GAAP Financial Measures (2):
Adjusted net income	$22,939	$21,124	$1,815	8.6%
Adjusted return on average equity	26.1%	28.2%
(1)    Net income was $14,698 for the three months ended March 31, 2023 compared to $11,018 for the three months ended March 31, 2022.
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

Net Realized and Unrealized Gains (Losses) on investments are a function of the difference between the amount received by us on the sale of a security and the security’s cost-basis, as well as any “other-than-temporary” impairments and allowances for credit losses which are recognized in earnings. In addition, equity securities and certain other investments are carried at fair value with unrealized gains and losses included in this line.

Revenues - Three Months Ended March 31, 2023 compared to 2022

For the three months ended March 31, 2023, total revenues increased 30.4%, to $368.4 million, as compared to $282.5 million for the three months ended March 31, 2022. Earned premiums, net of $265.3 million increased $56.9 million, or 27.3%, driven by growth in specialty admitted and E&S insurance lines. Service and administrative fees of $92.0 million increased by 28.1% driven by growth in auto and consumer goods service contract revenues. Ceding commissions of $3.6 million increased by $1.1 million, or 43.7%, in line with growth in ceded premiums. Other revenues increased by $3.7 million, or 115.6%, driven by growth in premium finance product offerings and interest income on cash and cash equivalents.

For the three months ended March 31, 2023, 28.1% of revenues were derived from fees that were not solely dependent upon the underwriting performance of Fortegra’s insurance products, resulting in more diversified earnings. For the three months ended March 31, 2023, 76.3% of fee-based revenues were generated in non-regulated service companies, with the remainder in regulated insurance companies.

For the three months ended March 31, 2023, net investment income was $5.1 million as compared to $3.2 million in the prior year period, primarily driven by growth in investments and the increase in yields. Net realized and unrealized losses were $4.6 million, an improvement of $2.0 million, as compared to net realized and unrealized losses of $6.6 million in the prior year period, primarily driven by the change in fair value of certain equity and other investments carried at fair value.

The combination of unearned premiums and deferred revenues on Fortegra’s balance sheet grew to $2.1 billion, representing an increase of $319.6 million, or 18.3%, from March 31, 2022 to March 31, 2023 as a result of growth in gross written premiums and premium equivalents, primarily related to admitted and E&S insurance lines as well as auto service contracts.

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

Expenses - Three Months Ended March 31, 2023 compared to 2022

For the three months ended March 31, 2023, net losses and loss adjustment expenses were $114.3 million, member benefit claims were $27.3 million and commission expense was $146.5 million, as compared to $83.3 million, $21.2 million, and $117.4 million, respectively, for the three months ended March 31, 2022. The increase in net losses and loss adjustment expenses of $31.1 million, or 37.3%, was driven by growth in U.S. and European insurance lines and the shift in business mix toward commercial lines, which tend to have higher loss ratios and lower commission and expense ratios. In addition, the unfavorable prior year development of $0.3 million and $1.2 million for the three months ended March 31, 2023 and 2022, respectively, was a result of higher-than-expected claim severity from business written by a small group of producers of our personal and commercial lines of business. The increase in member benefit claims of $6.2 million, or 29.2%, was driven by growth in vehicle service contracts. Commission expense increased by $29.0 million, or 24.7%, generally in line with the growth in earned premiums, net and service and administrative fees.

For the three months ended March 31, 2023, employee compensation and benefits were $24.6 million and other expenses were $25.4 million, as compared to $22.0 million and $14.8 million, respectively, for the three months ended March 31, 2022. Employee compensation and benefits increased by $2.6 million, or 11.7%, driven by investments in human capital associated with growth in admitted, E&S and warranty lines. Other expenses increased by $10.5 million, or 71.0%, driven primarily by premium taxes, marketing expenses and professional fees associated with the acquisition of Premia.

For the three months ended March 31, 2023, interest expense was $6.1 million as compared to $4.8 million for the three months ended March 31, 2022. The increase in interest expense of $1.3 million, or 27.8%, was primarily driven by increased asset based debt for premium finance lines and the rise in short-term interest rates.

For the three months ended March 31, 2023, depreciation and amortization expense was $4.8 million, including $3.9 million of intangible amortization related to purchase accounting associated with the acquisitions of Fortegra, Smart AutoCare, Sky Auto, ITC and Premia, as compared to $4.4 million, including $3.9 million of intangible amortization from purchase accounting in 2022.

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

The below table shows gross written premiums and premium equivalents by business mix for the three months ended March 31, 2023 and 2022.

($ in thousands)	Three Months Ended March 31,
	2023	2022
U.S. Insurance	$502,974	$407,020
U.S. Warranty Solutions	211,947	162,683
Europe	35,408	31,152
Total	$750,329	$600,855

Total gross written premiums and premium equivalents for the three months ended March 31, 2023 were $750.3 million, representing an increase of $149.5 million, or 24.9%. The increase was driven by a combination of factors including expanding Fortegra’s distribution partner network, growing specialty admitted and E&S insurance lines, and increasing penetration in the auto and consumer goods service contract sector.

For the three months ended March 31, 2023, U.S. Insurance increased by $96.0 million, or 23.6%, driven by growth in specialty commercial admitted and E&S insurance lines. For the three months ended March 31, 2023, U.S. Warranty Solutions increased by $49.3 million, or 30.3%, driven by growth in auto and roadside assistance service contracts. Europe increased by $4.3 million, or 13.7%, driven by growth in auto warranty lines.

The growth in gross written premiums and premium equivalents, combined with higher retention in select products as of March 31, 2023, has resulted in an increase of $319.6 million, or 18.3% in unearned premiums and deferred revenue on the condensed consolidated balance sheets as compared to March 31, 2022. As of March 31, 2023, unearned premiums and deferred revenues were $2.1 billion, as compared to $1.7 billion as of March 31, 2022.

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

The combined ratio was 91.3% for the three months ended March 31, 2023, which consisted of an underwriting ratio of 78.3% and an expense ratio of 13.0%, as compared to 90.5%, 77.6% and 12.9%, respectively, for the three months ended March 31, 2022. The combined ratio for the three month period increased by 0.8% as compared to 2022, driven by an increase in the underwriting ratio, related to changes in product mix toward lines with higher loss ratios and lower expense ratios.

Return on Average Equity

Return on average equity is expressed as the ratio of net income to average stockholders’ equity during the period. Management uses this ratio as a measure of the on-going performance of the totality of the Company’s operations.

Return on average equity was 16.7% for the three months ended March 31, 2023, as compared to 14.7% for the prior year period. The increase in net income and annualized return on average equity was driven by revenue growth and a consistent combined ratio.

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

The below tables show underwriting and fee revenues and underwriting and fee margin by business mix for the three months ended March 31, 2023 and 2022.

	Three Months Ended March 31,
($ in thousands)	Underwriting and Fee Revenues (1)		Underwriting and Fee Margin (1)
	2023	2022	2023	2022
U.S. Insurance	$274,237	$210,988	$48,985	$39,879
U.S. Warranty Solutions	79,128	61,049	25,974	19,441
Europe	14,577	13,968	4,858	4,816
Total	$367,942	$286,005	$79,817	$64,136
(1)    See “—Non-GAAP Reconciliations” for a discussion of non-GAAP financial measures.

Underwriting and fee revenues were $367.9 million for the three months ended March 31, 2023 as compared to $286.0 million for the three months ended March 31, 2022. Total underwriting and fee revenues increased $81.9 million, or 28.6%, driven by growth in all business lines. The increase in U.S. Insurance was $63.2 million, or 30.0%, driven by growth in specialty commercial insurance lines. The increase in U.S. Warranty Solutions was $18.1 million, or 29.6%, driven by growth in auto service contracts and premium finance offerings. Europe increased by $0.6 million, or 4.4%.

Underwriting and fee margin was $79.8 million for the three months ended March 31, 2023 as compared to $64.1 million for the three months ended March 31, 2022. Total underwriting and fee margin increased $15.7 million, or 24.4%, driven by growth in all product lines. U.S. Insurance grew by $9.1 million, or 22.8%, driven by revenue growth in admitted and E&S lines. U.S. Warranty Solutions increased by $6.5 million, or 33.6%, driven by growth in auto service contracts. Europe increased by 0.9%, driven by growth in auto and consumer goods service contracts.

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

For the three months ended March 31, 2023, adjusted net income and adjusted return on average equity were $22.9 million and 26.1%, respectively, as compared to $21.1 million and 28.2%, respectively, for the three months ended March 31, 2022. The improvement of adjusted net income was driven by the growth in underwriting and fee revenues and improved net investment income.

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

For the three months ended March 31, 2023, net investment income was $5.1 million as compared to $3.2 million in the prior year period, driven by growth in investments and increasing yields. Net realized and unrealized losses were $4.6 million, compared to losses of $6.6 million in the prior year period, both driven by realized and unrealized losses on certain equity securities and other investments, including fixed income securities carried at fair value. Unrealized gains on AFS securities impacting OCI for the three months ended March 31, 2023 were $9.5 million, driven by the decline in yields (yields and bonds prices are inversely related) and corresponding impact to the fair value of investments in U.S. Treasuries, obligations of U.S. government agencies, corporate securities, obligations of state and political subdivisions, and asset-backed securities.

Tiptree Capital

Tiptree Capital consists of our Mortgage segment, which includes the operating results of Reliance, our mortgage business, and Tiptree Capital - Other, which consists of our other non-insurance operating businesses and investments. As of March 31, 2023, Tiptree Capital - Other includes our Invesque shares and maritime transportation operations.

Mortgage

Through our Mortgage operating subsidiary, Reliance, we originate, sell, securitize and service one-to-four-family, residential mortgage loans, comprised of conforming mortgage loans, Federal Housing Administration (“FHA”), Veterans Administration (“VA”), United States Department of Agriculture (“USDA”), and to a lesser extent, non-agency jumbo prime.

We are an approved seller/servicer for Fannie Mae and Freddie Mac. We are also an approved issuer and servicer for Ginnie Mae. We originate residential mortgage loans through our retail distribution channel (directly to consumers) in 39 states and the District of Columbia as of March 31, 2023.

The following tables present the Mortgage segment results for the following periods:

Results of Operations

($ in thousands)	Three Months Ended March 31,
	2023	2022
Revenues:
Net realized and unrealized gains (losses)	$7,107	$20,414
Other revenue	4,454	4,987
Total revenues	$11,561	$25,401
Expenses:
Employee compensation and benefits	$8,220	$14,425
Interest expense	384	326
Depreciation and amortization	172	214
Other expenses	5,350	6,170
Total expenses	$14,126	$21,135
Income (loss) before taxes	$(2,565)	$4,266

Key Performance Metrics:
Origination volumes	$202,835	$354,413
Gain on sale margins	4.8%	4.3%
Return on average equity	(14.5)%	22.3%
Adjusted net income (1)	$(853)	$(1,556)
Adjusted return on average equity (1)	(6.3)%	(10.6)%
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

Revenues - 2023 compared to 2022

For the three months ended March 31, 2023, $202.8 million of loans were funded, compared to $354.4 million for 2022, a decrease of $151.6 million, or 42.8%, driven by increase in mortgage interest rates compared to 2022. Gain on sale margins increased to 4.8% for the three months ended March 31, 2023, up approximately 50 basis points from 4.3% for the three months ended March 31, 2022.

Net realized and unrealized gains for the three months ended March 31, 2023 were $7.1 million, compared to $20.4 million for 2022, a decrease of $13.3 million or 65.2%. The primary driver of decreased gain on sale revenues was the decline in volumes and negative fair value adjustment in mortgage servicing rights of $1.4 million compared to a positive fair value adjustment of $6.3 million in 2022.

Other revenue for the three months ended March 31, 2023 was $4.5 million, compared to $5.0 million for 2022, a decrease of $0.5 million, or 10.7%. The decrease for the three month period was driven primarily by lower loan origination fees, partially offset by higher mortgage servicing fees. As of March 31, 2023, the mortgage servicing asset was $39.9 million, a decrease from $41.4 million as of December 31, 2022.

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

Expenses - 2023 compared to 2022

For the three months ended March 31, 2023, employee compensation and benefits were $8.2 million, compared to $14.4 million in 2022, a decrease of $6.2 million or 43.0%. The decrease was driven primarily by reduced commissions on lower origination volumes.

For the three months ended March 31, 2023, interest expense was at $0.4 million, an increase of $0.1 million or 17.8% driven by higher interest rates.

For the three months ended March 31, 2023, other expenses were $5.4 million, compared to $6.2 million in 2022, with the $0.8 million decrease driven by decreased mortgage operational expense, including marketing costs.

Income (loss) before taxes

The loss before taxes for the three months ended March 31, 2023 was $2.6 million, compared to income before taxes of $4.3 million in 2022. The decrease was driven by a decline in volumes and negative fair value adjustments on the mortgage servicing rights asset as compared to 2022, partially offset by higher mortgage servicing fees attributable to the larger servicing portfolio.

Tiptree Capital - Other

The following tables present a summary of Tiptree Capital - Other results for the following periods:

Results of Operations

	Three Months Ended March 31,
($ in thousands)	Total revenue		Income (loss) before taxes
	2023	2022	2023	2022
Senior living (Invesque)	$(1,405)	$(8,851)	$(1,405)	$(8,851)
Maritime transportation (1)	360	8,862	190	2,653
Other (2)	2,665	16,962	2,657	(1,453)
Total	$1,620	$16,973	$1,442	$(7,651)
(1)    Includes $0.2 million and $6.2 million of expenses related to our Maritime transportation operations for the three months ended March 31, 2023 and 2022, respectively.
(2)    Includes our formerly held for sale mortgage originator (Luxury), asset management, and certain intercompany elimination transactions.

Revenues

Tiptree Capital - Other earns revenues from the following sources: net interest income; revenues on our formerly held for sale mortgage originator (Luxury); realized and unrealized gains and losses on the Company’s investment holdings (primarily Invesque); and charter revenues from vessels within the Company’s maritime transportation operations. Subsequent to the sale of our dry bulk and tanker vessels, operations include two smaller vessels and other ancillary assets.

Revenues for the three months ended March 31, 2023 were $1.6 million compared to $17.0 million for 2022 with the decline primarily driven by the deconsolidation of Luxury effective July 1, 2022, sale of five vessels, partially offset by investment gains on securities in the Company’s investment holdings and decreased investment losses on Invesque in 2023 compared to 2022.

Income (loss) before taxes

The income before taxes from Tiptree Capital - Other for the three months ended March 31, 2023 was $1.4 million, compared to the loss before taxes of $7.7 million in 2022, with the increase driven by the same factors that impacted revenues.

Adjusted net income - Non-GAAP(1)

($ in thousands)	Three Months Ended March 31,
	2023	2022
Senior living (Invesque)	$—	$—
Maritime transportation	169	2,480
Other	1,244	48
Total	$1,413	$2,528
(1)    See “—Non-GAAP Reconciliations” for a discussion of non-GAAP financial measures.

Adjusted net income decreased to $1.4 million for the three months ended March 31, 2023 compared to $2.5 million in 2022. The decrease was driven from the sale of five vessels, partially offset by interest income on cash and cash equivalents recorded in other income.

Corporate
The following table presents a summary of corporate results for the following periods:

Results of Operations

($ in thousands)	Three Months Ended March 31,
	2023	2022
Employee compensation and benefits	$1,955	$2,368
Employee incentive compensation expense	5,834	4,663
Interest expense	—	2,243
Depreciation and amortization	251	198
Other expenses	2,109	2,777
Total expenses	$10,149	$12,249
Corporate expenses include expenses of the holding company for interest expense, employee compensation and benefits, and public company and other expenses. Corporate employee compensation and benefits includes the expense of management, legal and accounting staff. Other expenses primarily consisted of audit and professional fees, insurance, office rent and other related expenses.

Employee compensation and benefits, including incentive compensation expense, were $7.8 million for the three months ended March 31, 2023, compared to $7.0 million for 2022, driven by an increase in accrued bonus expense. Of the incentive compensation expense in the three months ended March 31, 2023, $2.3 million was stock-based compensation expense compared to $3.8 million in 2022. As of March 31, 2023, the Company had no outstanding borrowings at the holding company and therefore incurred no interest expense for the three months ended March 31, 2023 compared to $2.2 million in 2022. Other expenses of $2.1 million decreased by $0.7 million from the three months ended March 31, 2022, primarily driven by decreased consulting and professional fees.

Provision for Income Taxes

The total income tax expense of $5.0 million for the three months ended March 31, 2023 and a benefit of $0.1 million for the three months ended March 31, 2022 is reflected as a component of net income (loss). For the three months ended March 31, 2023, the Company’s effective tax rate was equal to 61.5%. The effective rate for the three months ended March 31, 2023 was significantly higher than the U.S. statutory income tax rate of 21.0%, primarily due to the impact of outside basis deferred taxes on Tiptree’s investment in Fortegra. For the three months ended March 31, 2022, the Company’s effective tax rate was equal to 9.0%. The effective rate for the three months ended March 31, 2022 was lower than the U.S. statutory income tax rate of 21.0%, primarily due to the impact of the effect of foreign operations and discrete items, partially offset by state taxes.

Tiptree owns less than 80% of Fortegra and is required to record deferred taxes on the outside basis on its investment in Fortegra. This deferred tax liability represents the tax that would be due, before consideration of loss carryforwards, if Tiptree were to sell all of its Fortegra stock at its carrying value on Tiptree’s balance sheet. As of March 31, 2023, this deferred tax liability relating to Fortegra was $44.1 million, which was an increase of $4.1 million from the year ended December 31, 2022, of which $1.8 million was recorded in OCI and $2.3 million was recorded as a provision for income taxes. Excluding the impact of these deferred taxes, the effective tax rate for the quarter ended March 31, 2023 was 32.9%.

On August 16, 2022, the U.S. government enacted Public Law no. 117-169, commonly referred to as the Inflation Reduction Act, which, among other things, establishes a corporate minimum tax on book earnings and an excise tax on stock buybacks. It is not expected that this legislation will have a material financial impact on the Company or its operations.

Balance Sheet Information

Tiptree’s total assets were $4,308.0 million as of March 31, 2023, compared to $4,039.6 million as of December 31, 2022. The $268.4 million increase in assets is primarily attributable to the growth in the Insurance segment.

Total stockholders’ equity was $541.6 million as of March 31, 2023, compared to $533.6 million as of December 31, 2022, with the increase primarily driven by other comprehensive income on AFS securities for the three months ended March 31, 2023. As of March 31, 2023, there were 36,734,948 shares of common stock outstanding as compared to 36,385,299 shares as of December 31, 2022, with the increase driven by the exercise of options and the vesting of share-based incentive compensation.

The following table is a summary of certain balance sheet information:

	As of March 31, 2023
		Tiptree Capital
($ in thousands)	Insurance	Mortgage	Other	Corporate	Total
Total assets	3,982,362	$167,038	$158,398	$160	$4,307,958

Corporate debt	$235,000	$—	$—	$—	$235,000
Asset based debt	64,818	56,273	—	—	121,091

Tiptree Inc. stockholders’ equity (1)	$224,286	$52,793	$153,606	$(30,038)	$400,647
Non-controlling interests:
Fortegra preferred interests	77,679	—	—	—	77,679
Common interests	63,231	—	—	—	63,231
Total stockholders’ equity	$365,196	$52,793	$153,606	$(30,038)	$541,557
(1)    Included in Corporate equity is the deferred tax liability on the outside basis on Tiptree’s investment in Fortegra of $44.1 million as of March 31, 2023.

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

($ in thousands)	Three Months Ended March 31,
	2023	2022
Total revenues	$368,444	$282,529
Less: Net investment income	(5,109)	(3,167)
Less: Net realized and unrealized gains (losses)	4,607	6,643
Underwriting and fee revenues	$367,942	$286,005

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

($ in thousands)	Three Months Ended March 31,
	2023	2022
Income (loss) before income taxes	$19,445	$14,682
Less: Net investment income	(5,109)	(3,167)
Less: Net realized and unrealized gains (losses)	4,607	6,643
Plus: Depreciation and amortization	4,811	4,354
Plus: Interest expense	6,081	4,759
Plus: Employee compensation and benefits	24,613	22,026
Plus: Other expenses	25,369	14,839
Underwriting and fee margin	$79,817	$64,136

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

	Three Months Ended March 31, 2023
		Tiptree Capital
($ in thousands)	Insurance	Mortgage	Other	Corporate	Total
Income (loss) before taxes	19,445	(2,565)	1,442	(10,149)	$8,173
Less: Income tax (benefit) expense	(4,747)	613	(263)	(625)	(5,022)
Less: Net realized and unrealized gains (losses)	4,607	1,443	323	—	6,373
Plus: Intangibles amortization (1)	3,894	—	—	—	3,894
Plus: Stock-based compensation expense	33	—	—	2,282	2,315
Plus: Non-recurring expenses	2,125	—	—	—	2,125
Plus: Non-cash fair value adjustments	(118)	—	—	—	(118)
Less: Tax on adjustments (2)	(2,300)	(344)	(89)	2,277	(456)
Adjusted net income	$22,939	$(853)	$1,413	$(6,215)	$17,284

Adjusted net income	$22,939	$(853)	$1,413	$(6,215)	$17,284
Average stockholders’ equity	$351,953	$53,768	$114,219	$17,626	$537,566
Adjusted return on average equity	26.1%	(6.3)%	4.9%	NM%	12.9%

	Three Months Ended March 31, 2022
		Tiptree Capital
($ in thousands)	Insurance	Mortgage	Other	Corporate	Total
Income (loss) before taxes	$14,682	$4,266	$(7,651)	$(12,249)	$(952)
Less: Income tax (benefit) expense	(3,664)	(978)	1,794	2,934	86
Less: Net realized and unrealized gains (losses)	6,643	(6,314)	8,851	—	9,180
Plus: Intangibles amortization (1)	3,946	—	—	—	3,946
Plus: Stock-based compensation expense	2,319	—	—	3,839	6,158
Plus: Non-recurring expenses	23	—	133	—	156
Plus: Non-cash fair value adjustments	—	—	1,514	—	1,514
Less: Tax on adjustments (2)	(2,825)	1,470	(2,113)	(1,168)	(4,636)
Adjusted net income	$21,124	$(1,556)	$2,528	$(6,644)	$15,452

Adjusted net income	$21,124	$(1,556)	$2,528	$(6,644)	$15,452
Average stockholders’ equity	$299,113	$58,962	$117,744	$(84,152)	$391,667
Adjusted return on average equity	28.2%	(10.6)%	8.6%	NM%	15.8%
The footnotes below correspond to the tables above, under “—Adjusted Net Income - Non-GAAP” and “—Adjusted Return on Average Equity - Non-GAAP”.
(1) Specifically associated with acquisition purchase accounting. See Note (8) Goodwill and Intangible Assets, net.
(2) Tax on adjustments represents the tax applied to the total non-GAAP adjustments and includes adjustments for non-recurring or discrete tax impacts. For the three months ended March 31, 2023, included in the adjustment is an add-back of $2.3 million, respectively, related to deferred tax expense from the WP Transaction.

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

($ in thousands)	Three Months Ended March 31,
	2023	2022
Net income (loss) attributable to common stockholders	$(1,062)	$(960)
Add: net (loss) income attributable to non-controlling interests	4,213	94
Corporate debt related interest expense(1)	4,430	5,877
Consolidated provision (benefit) for income taxes	5,022	(86)
Depreciation and amortization	5,253	6,156
Non-cash fair value adjustments(2)	(137)	124
Non-recurring expenses(3)	2,125	156
Other comprehensive income (loss), pre-tax	12,394	(26,266)
Third party non-controlling interests(4)	(8,876)	—
Adjusted EBITDA	$23,362	$(14,905)

(1)
Corporate debt interest expense includes interest expense from secured corporate credit agreements, junior subordinated notes and preferred trust securities. Interest expense associated with asset-specific debt is not added-back for Adjusted EBITDA.

(2)	For maritime transportation operations, depreciation and amortization is deducted as a reduction in the value of the vessel. From insurance operations, changes in the fair value of the Fortegra Additional Warrant liability is added back.
(3)	Acquisition, start-up and disposition costs, including debt extinguishment, legal, taxes, banker fees and other costs.
(4)	Adjusts for the comprehensive income (loss) (including EBITDA and AOCI impacts) for the non-controlling interests of The Fortegra Group.

Book Value per share - Non-GAAP

Management believes the use of this financial measure provides supplemental information useful to investors as book value is frequently used by the financial community to analyze company growth on a relative per share basis. The following table provides a reconciliation between total stockholders’ equity and total shares outstanding, net of treasury shares.

($ in thousands, except per share information)	As of March 31,
	2023	2022
Total stockholders’ equity	$541,557	$383,153
Less: Non-controlling interests	140,910	16,520
Total stockholders’ equity, net of non-controlling interests	$400,647	$366,633

Total common shares outstanding	36,735	34,878

Book value per share	$10.91	$10.51

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

As of March 31, 2023, cash and cash equivalents, excluding restricted cash, were $412.0 million, compared to $538.1 million at December 31, 2022, a decrease of $126.1 million driven by an increase in investments within Fortegra, primarily U.S. Treasury securities and obligations of U.S. government authorities and agencies.

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

Corporate Debt

($ in thousands)	Corporate Debt Outstanding as of March 31,		Interest Expense for the three months ended March 31,
	2023	2022	2023	2022
Insurance	$235,000	$160,000	$4,430	$3,446
Corporate	—	112,500	—	2,430
Total	$235,000	$272,500	$4,430	$5,876

The balance of the corporate credit facility was repaid during June 2022 as part of the WP Transaction. See Note (10) Debt, net in the notes to condensed consolidated financial statements for details for prior periods.

On October 21, 2022, Fortegra entered into a Second Amended and Restated Credit Agreement by and among Fortegra Financial, and its subsidiary, LOTS Intermediate Co., as borrowers, the lenders from time to time party thereto, certain of Fortegra’s subsidiaries, as guarantors, and Fifth Third Bank, National Association, as the administrative agent and issuing lender (the “Fortegra Credit Agreement”). The Fortegra Credit Agreement provides for a $200 million revolving credit facility, all of which is available for the issuance of letters of credit, with a sub-limit of $25 million for swing loans and matures on October 21, 2027. The increase in corporate debt as of March 31, 2023 was related to the $75 million drawn on Fortegra’s revolving credit facility which was used for the acquisition of Premia and general corporate purposes.

Consolidated Comparison of Cash Flows

($ in thousands)	Three Months Ended March 31,
Total cash provided by (used in):	2023	2022
Net cash (used in) provided by:
Operating activities	$43,046	$149,067
Investing activities	(247,523)	(18,732)
Financing activities	78,302	(124,703)
Net increase (decrease) in cash, cash equivalents and restricted cash	$(126,175)	$5,632
Operating Activities

Cash provided by operating activities was $43.0 million for the three months ended March 31, 2023. In 2023, the primary sources of cash from operating activities included growth in insurance premiums written resulting in increases in unearned premiums, policy liabilities and unpaid claims, deferred revenues and reinsurance payables, which were partially offset by increases in deferred acquisition costs and reinsurance receivables.

Cash provided by operating activities was $149.1 million for the three months ended March 31, 2022. In 2022, the primary sources of cash from operating activities included proceeds from mortgage loans outpacing originations and growth in insurance unearned premiums and deferred revenues, partially offset by increases in deferred acquisition costs and reinsurance receivables.

Investing Activities

Cash used in investing activities was $247.5 million for the three months ended March 31, 2023. In 2023, the primary uses of cash were the purchases of investments outpacing the proceeds from the sale of investments, as well as the acquisition of Premia.

Cash used in investing activities was $18.7 million for the three months ended March 31, 2022. In 2022, the primary use of cash from investing activities was the purchase of investments outpacing proceeds from the sales of investments in our insurance investment portfolio, and the issuance of notes receivable outpacing proceeds.

Financing Activities

Cash provided by financing activities was $78.3 million for the three months ended March 31, 2023. In 2023, the cash provided was primarily proceeds from corporate borrowings and mortgage warehouse facilities which exceeded repayments, partially offset by non-controlling interests distributions and the payment of dividends.

Cash provided by financing activities was $124.7 million for the three months ended March 31, 2022. In 2022, principal repayments on mortgage warehouse facilities exceeded proceeds from borrowings.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of our financial statements in accordance with U.S. GAAP, which requires management to make estimates and assumptions that affect the amounts reported in our financial statements and accompanying notes. Actual results could differ materially from those estimates. There have been no material changes to the critical accounting policies and estimates as discussed in Part II, Item 7A in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

Recently Adopted and Issued Accounting Standards

For a discussion of recently adopted and issued accounting standards, see the section “Recent Accounting Standards” in Note (2) Summary of Significant Accounting Policies of the notes to the accompanying condensed consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 described our Quantitative and Qualitative Disclosures About Market Risk. There were no material changes to the assumptions or risks during the three months ended March 31, 2023.

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

Item 1A. Risk Factors

For information regarding factors that could affect our Company, results of operations and financial condition, see the risk factors discussed under Part I, Item 1A in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022. There have been no material changes in those risk factors.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Share repurchase activity for three months ended March 31, 2023 was as follows:

Period	Purchaser	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value ($ in thousands of Shares That May Yet Be Purchased Under the Plans or Programs(1)
January 1, 2023 to January 31, 2023	Tiptree Inc.	—	$—	—
February 1, 2023 to February 28, 2023	Tiptree Inc.	—	$—	—
March 1, 2023 to March 31, 2023	Tiptree Inc.	—	$—	—
	Total	—	$—	—	$11,945

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

Tiptree Inc.

Date:	May 3, 2023	By:/s/ Michael Barnes
Michael Barnes
Executive Chairman

Date:	May 3, 2023	By:/s/ Jonathan Ilany
Jonathan Ilany
Chief Executive Officer

Date:	May 3, 2023	By:/s/ Scott McKinney
Scott McKinney
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
10.1
Second Amendment to Credit Agreement, dated as of January 31, 2023, by and among South Bay Acceptance Corporation, South Bay Funding LLC, the lenders from time to time party thereto and Fifth Third Bank, National Association as the administrative agent (previously filed as Exhibit 10.11 to the Registrant’s Annual Report on Form 10-K (File No. 001-33549), filed on March 8, 2023 and herein incorporated by reference).

31.1	Certification of Executive Chairman pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.3	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification of Executive Chairman pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
32.2	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
32.3	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
104	Cover page from Tiptree’s Form 10-Q for the quarter ended March 31, 2023 formatted in iXBRL (included in Exhibit 101).

*     Attached as Exhibit 101 to this Quarterly Report on Form 10-Q are the following materials, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets as of March 31, 2023 and December 31, 2022, (ii) the Condensed Consolidated Statements of Operations for the three months ended March 31, 2023 and 2022, (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss) for the three months ended March 31, 2023 and 2022, (iv) the Condensed Consolidated Statements of Changes in Stockholders’ Equity for the three months ended March 31, 2023 and 2022, (v) the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2023 and 2022 and (vi) the Notes to the Condensed Consolidated Financial Statements.

**    Denotes a management contract or compensatory plan, contract or arrangement.