Form 10-Q
period 2023-06-30
TIPTREE INC.
filed 2023-08-02
CIK 1393726

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly period ended June 30, 2023
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

As of August 1, 2023, there were 36,749,768 shares, par value $0.001, of the registrant’s common stock outstanding.

Tiptree Inc.
Quarterly Report on Form 10-Q
June 30, 2023

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
“Premia” means Premia Solutions Limited.
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

TIPTREE INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (Unaudited)
(in thousands, except share data)

	As of
	June 30, 2023	December 31, 2022
Assets:
Investments:
Available for sale securities, at fair value, net of allowance for credit losses	$795,556	$611,980
Loans, at fair value	78,853	64,843
Equity securities	130,881	85,776
Other investments	85,939	73,025
Total investments	1,091,229	835,624
Cash and cash equivalents	372,410	538,065
Restricted cash	25,589	12,782
Notes and accounts receivable, net	687,825	502,311
Reinsurance receivables	1,444,795	1,176,090
Deferred acquisition costs	520,925	498,925
Goodwill	205,674	186,608
Intangible assets, net	128,107	117,015
Other assets	157,895	172,143
Total assets	$4,634,449	$4,039,563

Liabilities and Stockholders’ Equity
Liabilities:
Debt, net	$361,211	$259,366
Unearned premiums	1,521,320	1,357,436
Policy liabilities and unpaid claims	722,469	567,193
Deferred revenue	681,263	649,150
Reinsurance payable	443,698	305,097
Other liabilities and accrued expenses	358,420	367,748
Total liabilities	$4,088,381	$3,505,990

Stockholders’ Equity:
Preferred stock: $0.001 par value, 100,000,000 shares authorized, none issued or outstanding	$—	$—
Common stock: $0.001 par value, 200,000,000 shares authorized, 36,742,295 and 36,385,299 shares issued and outstanding, respectively	37	36
Additional paid-in capital	379,741	382,645
Accumulated other comprehensive income (loss), net of tax	(33,226)	(39,429)
Retained earnings	55,340	54,113
Total Tiptree Inc. stockholders’ equity	401,892	397,365
Non-controlling interests:
Fortegra preferred interests	77,679	77,679
Common interests	66,497	58,529
Total non-controlling interests	144,176	136,208
Total stockholders’ equity	546,068	533,573
Total liabilities and stockholders’ equity	$4,634,449	$4,039,563

See accompanying notes to condensed consolidated financial statements.

TIPTREE INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations (Unaudited)
(in thousands, except share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenues:
Earned premiums, net	$269,795	$215,941	$535,125	$424,357
Service and administrative fees	98,113	77,625	190,145	149,460
Ceding commissions	4,676	3,326	8,321	5,863
Net investment income	9,088	3,365	14,197	6,532
Net realized and unrealized gains (losses)	8,825	15,687	11,002	32,891
Other revenue	14,021	23,899	27,353	45,643
Total revenues	404,518	339,843	786,143	664,746
Expenses:
Policy and contract benefits	147,734	104,665	289,409	209,111
Commission expense	142,699	127,453	289,149	244,876
Employee compensation and benefits	44,383	48,262	85,181	104,717
Interest expense	7,044	9,135	13,509	19,334
Depreciation and amortization	5,875	6,009	11,128	12,165
Other expenses	33,109	39,512	65,920	70,688
Total expenses	380,844	335,036	754,296	660,891
Income (loss) before taxes	23,674	4,807	31,847	3,855
Less: provision (benefit) for income taxes	11,824	26,555	16,846	26,469
Net income (loss)	11,850	(21,748)	15,001	(22,614)
Less: net income (loss) attributable to non-controlling interests	5,861	660	10,074	754
Net income (loss) attributable to common stockholders	$5,989	$(22,408)	$4,927	$(23,368)

Net income (loss) per common share:
Basic earnings per share	$0.16	$(0.64)	$0.13	$(0.67)
Diluted earnings per share	$0.16	$(0.64)	$0.13	$(0.67)

Weighted average number of common shares:
Basic	36,742,295	35,228,775	36,633,226	34,731,655
Diluted	37,585,811	35,228,775	37,509,660	34,731,655

Dividends declared per common share	$0.05	$0.04	$0.10	$0.08

See accompanying notes to condensed consolidated financial statements.

TIPTREE INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net income (loss)	$11,850	$(21,748)	$15,001	$(22,614)

Other comprehensive income (loss), net of tax:
Change in unrealized gains (losses) on available for sale securities	(3,576)	(12,118)	5,925	(38,384)
Change in unrealized currency translation adjustments	2,700	(7,065)	5,632	(7,065)
Related (provision) benefit for income taxes	797	3,368	(3,238)	9,163
Other comprehensive income (loss), net of tax	(79)	(15,815)	8,319	(36,286)
Comprehensive income (loss)	11,771	(37,563)	23,320	(58,900)
Less: comprehensive income (loss) attributable to non-controlling interests	5,915	(102)	12,190	(58)
Comprehensive income (loss) attributable to common stockholders	$5,856	$(37,461)	$11,130	$(58,842)

See accompanying notes to condensed consolidated financial statements.

TIPTREE INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)
(in thousands, except shares)

	Common stock						Non-controlling interests
	Number of shares	Par value	Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings	Total Tiptree Inc. stockholders’ equity	Fortegra preferred interests	Common interests	Total stockholders' equity
Balance at December 31, 2022	36,385,299	$36	$382,645	$(39,429)	$54,113	$397,365	$77,679	$58,529	$533,573
Amortization of share-based incentive compensation	—	—	3,576	—	—	3,576	—	490	4,066
Vesting of share-based incentive compensation	301,989	1	(462)	—	—	(461)	—	(470)	(931)
Shares issued upon exercise of options	55,007	—	—	—	—	—	—	—	—
Non-controlling interest distributions	—	—	(1,751)	—	—	(1,751)	—	(3,174)	(4,925)
Net change in non-controlling interests and other	—	—	(4,267)	—	—	(4,267)	—	2,106	(2,161)
Common stock dividends declared	—	—	—	—	(3,700)	(3,700)	—	—	(3,700)
Other comprehensive income (loss), net of tax	—	—	—	6,203	—	6,203	—	2,116	8,319
Subsidiary preferred dividends declared	—	—	—	—	(3,174)	(3,174)	—	—	(3,174)
Net income (loss)	—	—	—	—	8,101	8,101	—	6,900	15,001
Balance at June 30, 2023	36,742,295	$37	$379,741	$(33,226)	$55,340	$401,892	$77,679	$66,497	$546,068

Balance at March 31, 2023	36,734,948	37	382,502	(33,093)	51,201	400,647	77,679	63,231	541,557
Amortization of share-based incentive compensation	—	—	1,403	—	—	1,403	—	449	1,852
Vesting of share-based incentive compensation	7,347	—	103	—	—	103	—	—	103
Net change in non-controlling interest and other	—	—	(4,267)	—	—	(4,267)	—	(1,502)	(5,769)
Common stock dividends declared	—	—	—	—	(1,850)	(1,850)	—	—	(1,850)
Other comprehensive income (loss), net of tax	—	—	—	(133)	—	(133)	—	54	(79)
Subsidiary preferred dividends declared	—	—	—	—	(1,596)	(1,596)	—	—	(1,596)
Net income (loss)	—	—	—	—	7,585	7,585	—	4,265	11,850
Balance at June 30, 2023	36,742,295	37	379,741	(33,226)	55,340	401,892	77,679	66,497	546,068

TIPTREE INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)
(in thousands, except shares)

	Common stock						Non-controlling interests
	Number of shares	Par value	Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings	Total Tiptree Inc. stockholders’ equity	Fortegra preferred interests	Common interests	Total stockholders' equity
Balance at December 31, 2021	34,124,153	$34	$317,459	$(2,685)	$68,146	$382,954	$—	$17,227	$400,181
Amortization of share-based incentive compensation	—	—	3,600	—	—	3,600	—	620	4,220
Vesting of share-based incentive compensation	270,417	—	(413)	—	—	(413)	—	(1,086)	(1,499)
Shares purchased under stock purchase plan	(89,543)	—	(936)	—	—	(936)	—	—	(936)
Shares issued upon exercise of warrants	1,999,989	2	13,722	—	—	13,724	—	—	13,724
Transfer of liability awards	—	—	4,847	—	—	4,847	—	—	4,847
WP Transactions	—	—	41,092	7,193	—	48,285	77,679	41,044	167,008
Non-controlling interest contributions	—	—	—	—	—	—	—	250	250
Non-controlling interest distributions	—	—	—	—	—	—	—	(583)	(583)
Common stock dividends declared	—	—	—	—	(2,814)	(2,814)	—	—	(2,814)
Other comprehensive income (loss), net of tax	—	—	—	(35,474)	—	(35,474)	—	(812)	(36,286)
Subsidiary preferred dividends declared	—	—	—	—	(158)	(158)	—	—	(158)
Net income (loss)	—	—	—	—	(23,210)	(23,210)	—	596	(22,614)
Balance at June 30, 2022	36,305,016	$36	$379,371	$(30,966)	$41,964	$390,405	$77,679	$57,256	$525,340

Balance at March 31, 2022	34,877,897	$35	$323,916	$(23,106)	$65,788	$366,633	$—	$16,520	$383,153
Amortization of share-based incentive compensation	—	—	438	—	—	438	—	44	482
Vesting of share-based incentive compensation	8,968	—	(286)	—	—	(286)	—	(92)	(378)
Transfer of liability awards	—	—	4,847	—	—	4,847	—	—	4,847
Shares purchased under stock purchase plan	(89,543)	—	(936)	—	—	(936)	—	—	(936)
Shares issued upon exercise of warrants	1,507,694	1	10,300	—	—	10,301	—	—	10,301
WP Transaction	—	—	41,092	7,193	—	48,285	77,679	41,044	167,008
Common stock dividends declared	—	—	—	—	(1,416)	(1,416)	—	—	(1,416)
Other comprehensive income (loss), net of tax	—	—	—	(15,053)	—	(15,053)	—	(762)	(15,815)
Subsidiary preferred dividends declared	—	—	—	—	(158)	(158)	—	—	(158)
Net income (loss)	—	—	—	—	(22,250)	(22,250)	—	502	(21,748)
Balance at June 30, 2022	36,305,016	$36	$379,371	$(30,966)	$41,964	$390,405	$77,679	$57,256	$525,340

See accompanying notes to condensed consolidated financial statements.

TIPTREE INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Six Months Ended June 30,
	2023	2022
Operating Activities:
Net income (loss) attributable to common stockholders	$4,927	$(23,368)
Net income (loss) attributable to non-controlling interests	10,074	754
Net income (loss)	15,001	(22,614)
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Net realized and unrealized (gains) losses	(11,002)	(32,891)
Net (gain) loss on held for sale of business	—	(3,696)
Non-cash compensation expense	4,094	6,215
Amortization/accretion of premiums and discounts	(3,644)	1,089
Depreciation and amortization expense	11,128	12,165
Non-cash lease expense	4,078	4,566
Deferred provision (benefit) for income taxes	15,134	25,570
Amortization of deferred financing costs	542	787
Change in fair value of liability classified warrants	(164)	—
Other	107	1,075
Changes in operating assets and liabilities:
Mortgage loans originated for sale	(430,731)	(1,662,819)
Proceeds from the sale of mortgage loans originated for sale	435,488	1,896,892
(Increase) decrease in notes and accounts receivable	(163,654)	6,863
(Increase) decrease in reinsurance receivables	(268,705)	(149,088)
(Increase) decrease in deferred acquisition costs	(20,584)	(54,241)
(Increase) decrease in other assets	23,284	3,960
Increase (decrease) in unearned premiums	163,884	95,163
Increase (decrease) in policy liabilities and unpaid claims	155,276	109,375
Increase (decrease) in deferred revenue	22,791	57,984
Increase (decrease) in reinsurance payable	138,601	26,786
Increase (decrease) in other liabilities and accrued expenses	(54,556)	(38,628)
Net cash provided by (used in) operating activities	36,368	284,513
Investing Activities:
Purchases of investments	(732,895)	(623,587)
Proceeds from sales and maturities of investments	502,787	632,143
Purchases of property, plant and equipment	(11,581)	(3,083)
Proceeds from the sale of businesses and other assets	—	742
Proceeds from notes receivable	62,214	37,279
Issuance of notes receivable	(73,392)	(52,145)
Business and asset acquisitions, net of cash and deposits	(19,726)	(14,960)
Net cash provided by (used in) investing activities	(272,593)	(23,611)
Financing Activities:
Dividends paid	(6,857)	(2,814)
Cash received for the exercise of warrants	—	13,724
Net non-controlling interest (redemptions) contributions and other	(13,563)	(2,053)
Issuance of Fortegra Common Stock	—	98,433
Issuance of Fortegra Warrants	—	13,101
Issuance of Fortegra Additional Warrants (Warburg)	—	6,230
Issuance of Fortegra Preferred Stock	—	83,486
Payment of WP Transaction costs	—	(11,651)
Payment of debt issuance costs	(184)	(3)
Proceeds from borrowings and mortgage notes payable	738,030	1,812,615
Principal paydowns of borrowings and mortgage notes payable	(636,551)	(2,111,803)
Repurchases of common stock and other changes in additional paid-in capital	—	(936)
Net cash provided by (used in) financing activities	80,875	(101,671)
Effect of exchange rate changes on cash	2,502	(3,192)
Net increase (decrease) in cash, cash equivalents and restricted cash	(152,848)	156,039
Cash, cash equivalents and restricted cash – beginning of period	550,847	195,086
Cash, cash equivalents and restricted cash – beginning of period - held for sale	—	9,360
Cash, cash equivalents and restricted cash – end of period	397,999	360,485
Less: Reclassification of cash to held for sale	—	9,172
Cash, cash equivalents and restricted cash – end of period	$397,999	$351,313

TIPTREE INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Six Months Ended June 30,
	2023	2022
Supplemental Schedule of Non-Cash Investing and Financing Activities:
Right of use asset obtained in exchange for lease liability	$449	$12,232
Bonds and trade receivables exchanged for corporate loans and equity securities	$—	$19,846
	As of
	June 30, 2023	December 31, 2022
Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$372,410	$538,065
Restricted cash	25,589	12,782
Total cash, cash equivalents and restricted cash shown in the statements of cash flows	$397,999	$550,847
See accompanying notes to condensed consolidated financial statements.

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2023
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

On June 21, 2022, the Company closed the WP Transaction whereby Warburg invested $200,000 in Fortegra in exchange for Fortegra Common Stock, Fortegra Preferred Stock, Fortegra Warrants and Fortegra Additional Warrants. See Note (16) Stockholders’ Equity for additional information regarding the terms of the securities issued in connection with the closing of the WP Transaction. As of June 30, 2023, Fortegra was owned approximately 79.5% by Tiptree Holdings, 17.5% by Warburg and 3.0% by management and directors of Fortegra, before giving effect to the exercise of outstanding warrants and the conversion of outstanding preferred stock.

(2) Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements of Tiptree have been prepared in accordance with generally accepted accounting principles in the United States of America (GAAP) and include the accounts of the Company and its subsidiaries. The condensed consolidated financial statements are presented in U.S. dollars, the main operating currency of the Company. The unaudited condensed consolidated financial statements presented herein should be read in conjunction with the annual audited financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022. In the opinion of management, the accompanying unaudited interim financial information reflects all adjustments, including normal recurring adjustments necessary to present fairly the Company’s financial position, results of operations, comprehensive income and cash flows for each of the interim periods presented. The results of operations for the three and six months ended June 30, 2023 are not necessarily indicative of the results that may be expected for the full year ending on December 31, 2023.

Non-controlling interests on the condensed consolidated balance sheets represent the ownership interests in certain consolidated subsidiaries held by entities or persons other than Tiptree. Accounts and transactions between consolidated entities have been eliminated.

Recent Accounting Standards

Recently Adopted Accounting Pronouncements

During the six months ended June 30, 2023, there were no accounting standards adopted by the Company.

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

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2023
(in thousands, except share data)

(3) Acquisitions

Acquisition of Premia Solutions Limited

On February 6, 2023, a subsidiary of Fortegra acquired a majority of the equity interests in Premia for total cash consideration of approximately $19,726, net of cash acquired of $3,873. Premia is an intermediate provider of automotive protection products in the United Kingdom.

The preliminary purchase price allocation has been developed based on preliminary estimates of fair value using the historical financial statements of Premia as of the acquisition date and is subject to the completion of management’s final analysis. Identifiable assets acquired were primarily made up of goodwill and intangible assets. Management’s preliminary allocation of the purchase price to the net assets acquired resulted in the recording of goodwill and intangible assets of $18,359 and $18,152, respectively, which the Company may modify during the one year period allowed for purchase accounting adjustments during the measurement period. See Note (8) Goodwill and Intangible Assets, net.

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
June 30, 2023
(in thousands, except share data)

The tables below present the components of revenue, expense, income (loss) before taxes, and assets for our reportable segments as well as Tiptree Capital - Other for the following periods:

	Three Months Ended June 30, 2023
		Tiptree Capital
	Insurance	Mortgage	Other	Total
Total revenues	$384,677	$17,067	$2,774	$404,518
Total expenses	(354,260)	(15,755)	(1,319)	(371,334)
Corporate expenses	—	—	—	(9,510)
Income (loss) before taxes	$30,417	$1,312	$1,455	$23,674
Less: provision (benefit) for income taxes				11,824
Net income (loss)				$11,850
Less: net income (loss) attributable to non-controlling interests				5,861
Net income (loss) attributable to common stockholders				$5,989

	Three Months Ended June 30, 2022
		Tiptree Capital
	Insurance	Mortgage	Other	Total
Total revenues	$293,831	$18,189	$27,823	$339,843
Total expenses	(284,760)	(18,165)	(18,781)	(321,706)
Corporate expenses	—	—	—	(13,330)
Income (loss) before taxes	$9,071	$24	$9,042	$4,807
Less: provision (benefit) for income taxes				26,555
Net income (loss)				$(21,748)
Less: net income (loss) attributable to non-controlling interests				660
Net income (loss) attributable to common stockholders				$(22,408)

	Six Months Ended June 30, 2023
		Tiptree Capital
	Insurance	Mortgage	Other	Total
Total revenue	$753,121	$28,628	$4,394	$786,143
Total expense	(703,259)	(29,881)	(1,497)	(734,637)
Corporate expense	—	—	—	(19,659)
Income (loss) before taxes	$49,862	$(1,253)	$2,897	$31,847
Less: provision (benefit) for income taxes				16,846
Net income (loss)				$15,001
Less: net income (loss) attributable to non-controlling interests				10,074
Net income (loss) attributable to common stockholders				$4,927

	Six Months Ended June 30, 2022
		Tiptree Capital
	Insurance	Mortgage	Other	Total
Total revenues	$576,360	$43,590	$44,796	$664,746
Total expenses	(552,607)	(39,300)	(43,405)	(635,312)
Corporate expenses	—	—	—	(25,579)
Income (loss) before taxes	$23,753	$4,290	$1,391	$3,855
Less: provision (benefit) for income taxes				26,469
Net income (loss)				$(22,614)
Less: net income (loss) attributable to non-controlling interests				754
Net income (loss) attributable to common stockholders				$(23,368)

The Company conducts its operations primarily in the U.S. with 6.8% and 7.5% of total revenues generated overseas for the three months ended June 30, 2023 and 2022, respectively, and 5.4% and 6.7% for the six months ended June 30, 2023 and 2022, respectively.

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2023
(in thousands, except share data)

The following table presents the reportable segments, Tiptree Capital - Other and Corporate assets for the following periods:

	As of June 30, 2023					As of December 31, 2022
		Tiptree Capital					Tiptree Capital
	Insurance	Mortgage	Other	Corporate	Total	Insurance	Mortgage	Other	Corporate	Total
Total assets	$4,313,600	$169,357	$151,141	$351	$4,634,449	$3,702,577	$156,122	$86,402	$94,462	$4,039,563

(5) Investments

The following table presents the Company's investments related to insurance operations and other Tiptree investing activities, measured at fair value as of the following periods:

	As of June 30, 2023
		Tiptree Capital
	Insurance	Mortgage	Other	Total
Available for sale securities, at fair value, net of allowance for credit losses	$735,759	$—	$59,797	$795,556
Loans, at fair value	14,919	63,934	—	78,853
Equity securities	92,058	—	38,823	130,881
Other investments	78,976	4,479	2,484	85,939
Total investments	$921,712	$68,413	$101,104	$1,091,229

	As of December 31, 2022
		Tiptree Capital
	Insurance	Mortgage	Other	Total
Available for sale securities, at fair value, net of allowance for credit losses	$611,980	$—	$—	$611,980
Loans, at fair value	14,312	50,531	—	64,843
Equity securities	72,992	—	12,784	85,776
Other investments	66,163	4,038	2,824	73,025
Total investments	$765,447	$54,569	$15,608	$835,624

Available for Sale Securities, at fair value

A majority of the Company’s investments in Available for Sale Securities, at fair value, net of allowance for credit losses (AFS securities) as of June 30, 2023 and December 31, 2022 are held by subsidiaries in the insurance segment. The following tables present the Company's investments in AFS securities:

	As of June 30, 2023
	Amortized cost	Allowance for Credit Losses(1)	Gross unrealized gains	Gross unrealized losses	Fair value
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$578,924	$—	$468	$(32,453)	$546,939
Obligations of state and political subdivisions	52,245	(2)	8	(3,958)	48,293
Corporate securities	179,732	(273)	63	(12,456)	167,066
Asset backed securities	34,765	(21)	—	(3,761)	30,983
Certificates of deposit	657	—	—	—	657
Obligations of foreign governments	1,811	—	—	(193)	1,618
Total	$848,134	$(296)	$539	$(52,821)	$795,556

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2023
(in thousands, except share data)

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

	As of
	June 30, 2023		December 31, 2022
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$332,057	$330,156	$52,265	$51,315
Due after one year through five years	227,481	210,234	300,767	280,965
Due after five years through ten years	41,147	37,746	54,419	49,465
Due after ten years	212,684	186,437	243,789	214,887
Asset backed securities	34,765	30,983	19,596	15,348
Total	$848,134	$795,556	$670,836	$611,980

The following tables present the gross unrealized losses on AFS securities by length of time that individual AFS securities have been in a continuous unrealized loss position for less than twelve months, and twelve months or greater and do not have an allowance for credit losses:

	As of June 30, 2023
	Less Than or Equal to One Year			More Than One Year
	Fair value	Gross unrealized losses	# of Securities(1)	Fair value	Gross unrealized losses	# of Securities(1)
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$317,562	$(10,172)	229	$143,463	$(22,281)	455
Obligations of state and political subdivisions	8,440	(211)	15	37,952	(3,747)	146
Corporate securities	147,238	(11,729)	505	11,658	(727)	52
Asset backed securities	2,132	(303)	11	28,851	(3,458)	153
Obligations of foreign governments	—	—	—	1,618	(193)	7
Total	$475,372	$(22,415)	760	$223,542	$(30,406)	813

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2023
(in thousands, except share data)

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
(1)    Presented in whole numbers.

Management believes that it is more likely than not that the Company will be able to hold the fixed maturity AFS securities that were in an unrealized loss position as of June 30, 2023 until full recovery of their amortized cost basis.

The table below presents a roll-forward of the activity in the allowance for credit losses on AFS securities by type as of June 30, 2023:

	Obligations of state and political subdivisions	Corporate securities	Asset backed securities	Obligations of foreign governments	Total
Balance at December 31, 2021	$—	$(241)	$—	$(4)	$(245)
(Increase) in allowance for credit losses	(2)	(123)	(1)	—	(126)
Gains from recoveries of amounts previously written off	—	49	—	1	50
Balance at June 30, 2022	$(2)	$(315)	$(1)	$(3)	$(321)

Balance at December 31, 2022	$(3)	$(183)	$(1)	$(3)	$(190)
(Increase) in allowance for credit losses	—	(219)	(21)	—	(240)
Gains from recoveries of amounts previously written off	1	129	1	3	134
Balance at June 30, 2023	$(2)	$(273)	$(21)	$—	$(296)

The Company applies a discounted cash flow model, based on assumptions and model outputs provided by an investment management company, in determining its lifetime expected credit losses on AFS securities. This includes determining the present value of expected future cash flows discounted at the book yield of the security.

The table below presents the amount of gains from recoveries (credit losses) on AFS securities recorded by the Company for the following period:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net gains from recoveries (credit losses) on AFS securities	$(152)	$(54)	(106)	(76)

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

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2023
(in thousands, except share data)

	As of
	June 30, 2023	December 31, 2022
Fair value of restricted investments in trust pursuant to reinsurance agreements	$52,333	$34,386
Fair value of restricted investments for special deposits required by state insurance departments	17,023	16,816
Total fair value of restricted investments	$69,356	$51,202

The following table presents additional information on the Company’s AFS securities:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Purchases of AFS securities	$94,841	$71,201	$302,653	$126,343

Proceeds from maturities, calls and prepayments of AFS securities	$69,829	$17,397	$87,999	$37,639

Gross proceeds from sales of AFS securities	$38,401	$—	$39,958	$16,970

The following table presents the gross realized gains and gross realized losses from sales and redemptions of AFS securities:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Gross realized gains	$—	$—	$—	$74
Gross realized (losses)	(2,591)	—	(2,956)	(184)
Total net realized gains (losses) from investment sales and redemptions	$(2,591)	$—	$(2,956)	$(110)
Loans, at fair value

The following table presents the Company’s investments in loans measured at fair value and the Company’s investments in loans measured at fair value pledged as collateral:

	As of June 30, 2023				As of December 31, 2022
	Fair value	Unpaid principal balance (UPB)	Fair value exceeds / (below) UPB	Pledged as collateral	Fair value	Unpaid principal balance (UPB)	Fair value exceeds / (below) UPB	Pledged as collateral
Insurance:
Corporate loans (1)	$14,919	$20,712	$(5,793)	$—	$14,312	$16,032	$(1,720)	$—
Mortgage:
Mortgage loans held for sale (2)	63,934	62,952	982	62,878	50,531	49,361	1,170	50,113
Total loans, at fair value	$78,853	$83,664	$(4,811)	$62,878	$64,843	$65,393	$(550)	$50,113
(1)    The cost basis of Corporate loans was approximately $20,712 and $16,032 at June 30, 2023 and December 31, 2022, respectively.
(2)    As of June 30, 2023, there were two mortgage loan held for sale that was 90 days or more past due. As of December 31, 2022, there were no mortgage loans held for sale that were 90 days or more past due.

Equity Securities

Equity securities consist mainly of publicly traded common and preferred stocks and fixed income exchange traded funds. Included within the equity securities balance are 17.0 million shares of Invesque as of June 30, 2023 and December 31, 2022, for which the Company has elected to apply the fair value option. The following table presents information on the cost and fair value of the Company’s equity securities related to Insurance and Tiptree Capital as of the following periods:

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2023
(in thousands, except share data)

	As of June 30, 2023
	Insurance		Tiptree Capital - Other		Total
	Cost	Fair Value	Cost	Fair Value	Cost	Fair Value
Invesque	$23,339	$2,347	$111,491	$11,239	$134,830	$13,586
Fixed income exchange traded funds	72,370	71,951	—	—	72,370	71,951
Other equity securities	17,046	17,760	24,975	27,584	42,021	45,344
Total equity securities	$112,755	$92,058	$136,466	$38,823	$249,221	$130,881

	As of December 31, 2022
	Insurance		Tiptree Capital - Other		Total
	Cost	Fair Value	Cost	Fair Value	Cost	Fair Value
Invesque	$23,339	$2,670	$111,491	$12,784	$134,830	$15,454
Fixed income exchange traded funds	56,263	56,256	—	—	56,263	56,256
Other equity securities	15,773	14,066	—	—	15,773	14,066
Total equity securities	$95,375	$72,992	$111,491	$12,784	$206,866	$85,776

Other Investments

The following table contains information regarding the Company’s other investments as of the following periods:

	As of June 30, 2023
		Tiptree Capital
	Insurance	Mortgage	Other	Total
Corporate bonds, at fair value (1)	$58,035	$—	$—	$58,035
Debentures	20,786	—	—	20,786
Other	155	4,479	2,484	7,118
Total other investments	$78,976	$4,479	$2,484	$85,939

	As of December 31, 2022
		Tiptree Capital
	Insurance	Mortgage	Other	Total
Corporate bonds, at fair value (1)	$42,080	$—	$—	$42,080
Debentures	23,853	—	—	23,853
Other	230	4,038	2,824	7,092
Total other investments	$66,163	$4,038	$2,824	$73,025

(1)    The cost basis of corporate bonds was $62,037 and $45,630 as of June 30, 2023 and December 31, 2022, respectively.

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2023
(in thousands, except share data)

Net Investment Income - Insurance

Net investment income represents investment income and expense from investments related to insurance operations as disclosed within net investment income on the condensed consolidated statements of operations. The following table presents the components of net investment income by source of income:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Interest:
AFS securities	$7,320	$2,662	$11,608	$4,861
Loans, at fair value	129	174	254	341
Other investments	2,004	1,518	4,079	2,858
Dividends from equity securities	1,258	83	1,300	671
Subtotal	10,711	4,437	17,241	8,731
Less: investment expenses	1,623	1,072	3,044	2,199
Net investment income	$9,088	$3,365	$14,197	$6,532

Other Investment Income - Tiptree Capital
Other investment income represents revenue from non-insurance activities as disclosed within other revenue on the condensed consolidated statements of operations, see Note (15) Other Revenue and Other Expenses. The following tables present the components of other investment income by type:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Interest income from Loans, at fair value (1)	$777	$1,579	$1,387	$3,886
Loan fee income (1)	4,149	4,960	7,993	10,496
Other	1,070	11,646	1,386	20,508
Other investment income	$5,996	$18,185	$10,766	$34,890
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net realized gains (losses)
Insurance:
Reclass of unrealized gains (losses) on AFS securities from OCI	$(2,591)	$—	$(2,956)	$(110)
Net gains from recoveries (credit losses) on AFS securities	(152)	(54)	(106)	(76)
Net realized gains (losses) on loans	—	(469)	2	(376)
Net realized gains (losses) on equity securities	7	18	(847)	(2,465)
Net realized gains (losses) on corporate bonds	(249)	(1,025)	(1,224)	(112)
Other	(356)	(2,279)	(754)	(6,563)
Tiptree Capital
Mortgage:
Net realized gains (losses) on loans	11,161	7,155	20,832	20,573
Other	(247)	8,647	136	12,713
Other:
Net realized gains (losses) on loans (1)	—	9,663	—	24,403
Net realized gains on vessel sales	—	7,118	—	7,118

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2023
(in thousands, except share data)

Other	—	321	—	762
Total net realized gains (losses)	7,573	29,095	15,083	55,867

Net unrealized gains (losses)
Insurance:
Net change in unrealized gains (losses) on loans	(1,915)	584	(4,073)	316
Net unrealized gains (losses) on equity securities held at period end	1,199	(2,474)	903	(4,635)
Reclass of unrealized (gains) losses from prior periods for equity securities sold	84	(2,767)	(14)	(952)
Other	(406)	(1,660)	82	(1,796)
Tiptree Capital
Mortgage:
Net change in unrealized gains (losses) on loans	(737)	1,216	(189)	(1,901)
Other	1,964	(3,566)	(1,531)	2,481
Other:
Net change in unrealized gains (losses) on loans (1)	—	(932)	—	(4,513)
Net unrealized gains (losses) on equity securities held at period end	1,385	(2,669)	1,063	(11,519)
Other	(322)	(1,140)	(322)	(457)
Total net unrealized gains (losses)	1,252	(13,408)	(4,081)	(22,976)
Total net realized and unrealized gains (losses)	$8,825	$15,687	$11,002	$32,891
(1)    Relates to Loans, at fair value classified as Held for Sale for the periods prior to July 1, 2022.

(6) Notes and Accounts Receivable, net

The following table presents the total notes and accounts receivable, net:

	As of
	June 30, 2023	December 31, 2022
Accounts and premiums receivable, net	$277,308	$142,011
Retrospective commissions receivable	227,191	191,092
Notes receivable, net	133,372	121,419
Trust receivables	18,140	18,455
Other receivables	31,814	29,334
Total notes and accounts receivable, net	$687,825	$502,311

The following table presents the total valuation allowance and bad debt expense for the following periods:

	Valuation allowance		Bad Debt Expense
	As of		Three Months Ended June 30,		Six Months Ended June 30,
	June 30, 2023	December 31, 2022	2023	2022	2023	2022
Notes receivable, net - premium financing program (1)	$50	$85	$44	$28	$84	$90

Accounts and premiums receivable, net	$138	$94	$3	$37	$12	$45
(1)    As of June 30, 2023 and December 31, 2022, there were $127 and $168 in balances classified as 90 days plus past due, respectively.

(7) Reinsurance Receivables

The following table presents the effect of reinsurance on premiums written and earned by our insurance business for the following periods:

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2023
(in thousands, except share data)

	Direct Amount	Ceded to Other Companies	Assumed from Other Companies	Net Amount	Percentage of Amount - Assumed to Net
Three Months Ended June 30, 2023
Premiums written:
Life insurance	$20,177	$10,592	$60	$9,645	0.6%
Accident and health insurance	28,526	19,508	5,931	14,949	39.7%
Property and liability insurance	452,625	263,820	107,173	295,978	36.2%
Total premiums written	$501,328	$293,920	$113,164	$320,572	35.3%

Premiums earned:
Life insurance	20,380	10,136	71	10,315	0.7%
Accident and health insurance	33,338	22,679	5,942	16,601	35.8%
Property and liability insurance	340,601	202,434	104,712	242,879	43.1%
Total premiums earned	$394,319	$235,249	$110,725	$269,795	41.0%

Three Months Ended June 30, 2022
Premiums written:
Life insurance	$24,036	$11,428	$46	$12,654	0.4%
Accident and health insurance	33,327	22,779	6,647	17,195	38.7%
Property and liability insurance	296,251	157,294	66,411	205,368	32.3%
Total premiums written	$353,614	$191,501	$73,104	$235,217	31.1%

Premiums earned:
Life insurance	20,541	10,309	139	10,371	1.3%
Accident and health insurance	33,316	22,518	6,709	17,507	38.3%
Property and liability insurance	257,061	135,224	66,226	188,063	35.2%
Total premiums earned	$310,918	$168,051	$73,074	$215,941	33.8%

Six Months Ended June 30, 2023
Premiums written:
Life insurance	$37,464	$19,182	$117	$18,399	0.6%
Accident and health insurance	57,770	39,017	11,892	30,645	38.8%
Property and liability insurance	831,012	486,410	208,072	552,674	37.6%
Total premiums written	$926,246	$544,609	$220,081	$601,718	36.6%

Premiums earned:

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2023
(in thousands, except share data)

	Direct Amount	Ceded to Other Companies	Assumed from Other Companies	Net Amount	Percentage of Amount - Assumed to Net
Life insurance	$41,077	$20,490	$152	20,739	0.7%
Accident and health insurance	67,719	45,953	11,918	33,684	35.4%
Property and liability insurance	647,370	375,288	208,620	480,702	43.4%
Total premiums earned	$756,166	$441,731	$220,690	$535,125	41.2%

Six Months Ended June 30, 2022
Premiums written:
Life insurance	$44,095	$19,822	$95	$24,368	0.4%
Accident and health insurance	68,165	46,325	6,896	28,736	24.0%
Property and liability insurance	595,414	313,483	164,883	446,814	36.9%
Total premiums written	$707,674	$379,630	$171,874	$499,918	34.4%

Premiums earned:
Life insurance	$40,481	$20,435	$307	20,353	1.5%
Accident and health insurance	69,374	47,069	7,041	29,346	24.0%
Property and liability insurance	514,541	276,639	136,756	374,658	36.5%
Total premiums earned	$624,396	$344,143	$144,104	$424,357	34.0%

The following table presents the components of policy and contract benefits, including the effect of reinsurance on losses and loss adjustment expenses (LAE) incurred:

	Direct Amount	Ceded to Other Companies	Assumed from Other Companies	Net Amount	Percentage of Amount - Assumed to Net
Three Months Ended June 30, 2023
Losses and LAE Incurred
Life insurance	$11,338	$6,218	$18	$5,138	0.4%
Accident and health insurance	6,175	5,091	1,308	2,392	54.7%
Property and liability insurance	144,238	100,970	64,229	107,497	59.7%
Total losses and LAE incurred	$161,751	$112,279	$65,555	$115,027	57.0%
	Member benefit claims (1)			32,707
	Total policy and contract benefits			$147,734
Three Months Ended June 30, 2022

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2023
(in thousands, except share data)

Losses and LAE Incurred
Life insurance	$11,005	$5,988	$81	$5,098	1.6%
Accident and health insurance	7,983	6,589	4,921	6,315	77.9%
Property and liability insurance	103,839	69,597	37,298	71,540	52.1%
Total losses and LAE incurred	$122,827	$82,174	$42,300	$82,953	51.0%
	Member benefit claims (1)			21,712
	Total policy and contract benefits			$104,665
Six Months ended June 30, 2023
Losses and LAE Incurred
Life insurance	$24,583	$13,422	$56	$11,217	0.5%
Accident and health insurance	12,742	9,595	5,813	8,960	64.9%
Property and liability insurance	277,928	189,902	121,151	209,177	57.9%
Total losses and LAE incurred	$315,253	$212,919	$127,020	$229,354	55.4%
	Member benefit claims (1)			60,055
	Total policy and contract benefits			$289,409
Six Months Ended June 30, 2022
Losses and LAE Incurred
Life insurance	$27,610	$14,770	$346	$13,186	2.6%
Accident and health insurance	17,971	14,338	6,093	9,726	62.6%
Property and liability insurance	214,215	146,544	75,646	143,317	52.8%
Total losses and LAE incurred	$259,796	$175,652	$82,085	$166,229	49.4%
	Member benefit claims (1)			42,882
	Total policy and contract benefits			$209,111
(1)    Member benefit claims are not covered by reinsurance.

The following table presents the components of the reinsurance receivables:

	As of
	June 30, 2023	December 31, 2022
Prepaid reinsurance premiums:
Life insurance (1)	$74,056	$75,553
Accident and health insurance (1)	74,782	81,718
Property and liability insurance	689,384	568,199
Total	838,222	725,470

Ceded claim reserves:
Life insurance	3,808	3,965
Accident and health insurance	20,381	19,408
Property and liability insurance	319,608	243,726
Total ceded claim reserves recoverable	343,797	267,099
Other reinsurance settlements recoverable	262,776	183,521
Reinsurance receivables	$1,444,795	$1,176,090
(1)    Including policyholder account balances ceded.
The following table presents the aggregate amount included in reinsurance receivables that is comprised of the three largest receivable balances from non-affiliated reinsurers:

As of
June 30, 2023
Total of the three largest receivable balances from non-affiliated reinsurers	$210,000

As of June 30, 2023, the non-affiliated reinsurers from whom our insurance business has the largest receivable balances were: Allianz Global Corporate & Specialty SE (A.M. Best Rating: A+ rated), Sidecars Reinsurance Company, Inc. (A.M. Best Rating: Not Rated), and Oil Casualty Insurance, LTD (A.M. Best Rating: A- rated). A majority of the related receivables from these reinsurers are collateralized by assets on hand and letters of credit; receivable balances from authorized reinsurers do not require collateral. Allianz Global Corporate & Specialty SE is an authorized reinsurer in the states in which Fortegra’s U.S. based insurance entities are domiciled. The Company monitors authorization status and A.M. Best ratings of its

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2023
(in thousands, except share data)

reinsurers periodically. As of June 30, 2023, the Company does not believe there is a risk of loss due to the concentration of credit risk in the reinsurance program given the collateralization.

(8) Goodwill and Intangible Assets, net

The following table presents identifiable finite and indefinite-lived intangible assets, accumulated amortization, and goodwill by operating segment and/or reporting unit, as appropriate:

	As of June 30, 2023			As of December 31, 2022
Finite-Lived Intangible Assets:	Insurance	Other	Total	Insurance	Other	Total

Customer relationships	$162,554	$—	$162,554	$149,835	$—	$149,835
Accumulated amortization	(67,210)	—	(67,210)	(60,401)	—	(60,401)
Trade names	16,173	800	16,973	15,028	800	15,828
Accumulated amortization	(7,709)	(640)	(8,349)	(7,039)	(600)	(7,639)
Software licensing	17,149	640	17,789	12,386	640	13,026
Accumulated amortization	(9,270)	(640)	(9,910)	(9,084)	(640)	(9,724)
Insurance policies and contracts acquired	36,500	—	36,500	36,500	—	36,500
Accumulated amortization	(36,444)	—	(36,444)	(36,374)	—	(36,374)
Other	1,073	—	1,073	751	—	751
Accumulated amortization	(357)	—	(357)	(276)	—	(276)
Total finite-lived intangible assets	112,459	160	112,619	101,326	200	101,526
Indefinite-Lived Intangible Assets: (1)
Insurance licensing agreements	13,761	—	13,761	13,761	—	13,761
Other	—	1,727	1,727	—	1,728	1,728
Total indefinite-lived intangible assets	13,761	1,727	15,488	13,761	1,728	15,489
Total intangible assets, net	$126,220	$1,887	$128,107	$115,087	$1,928	$117,015

Goodwill	203,966	1,708	205,674	184,900	1,708	186,608
Total goodwill and intangible assets, net	$330,186	$3,595	$333,781	$299,987	$3,636	$303,623
(1)    Impairment tests are performed at least annually on indefinite-lived intangible assets.

Goodwill

The following table presents the activity in goodwill, by operating segment and/or reporting unit, as appropriate, and includes the adjustments made to the balance of goodwill to reflect the effect of the final valuation adjustments made for acquisitions, as well as the reduction to any goodwill attributable to impairment related charges:

	Insurance	Other	Total
Balance at December 31, 2022	$184,900	$1,708	$186,608
Goodwill acquired (1)	18,359	—	18,359
Foreign currency translation and other	707	—	707
Balance at June 30, 2023	$203,966	$1,708	$205,674
(1)    See Note (3) Acquisitions for more information.

The Company conducts annual impairment tests of its goodwill as of October 1. For the three and six months ended June 30, 2023 and 2022, no impairments were recorded on the Company’s goodwill.

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2023
(in thousands, except share data)

Intangible Assets, net

The following table presents the activity, by operating segment and/or reporting unit, as appropriate, in finite and indefinite-lived other intangible assets and includes the adjustments made to the balance to reflect the effect of any final valuation adjustments made for acquisitions, as well as any reduction attributable to impairment-related charges:

	Insurance	Other	Total
Balance at December 31, 2022	$115,087	$1,928	$117,015
Intangible assets acquired (1)	18,152	—	18,152
Amortization expense	(7,808)	(41)	(7,849)
Foreign currency translation and other	789	—	789
Balance at June 30, 2023	$126,220	$1,887	$128,107
(1)    See Note (3) Acquisitions for more information.

The following table presents the amortization expense on finite-lived intangible assets for the following periods:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Amortization expense on intangible assets	$3,923	$4,140	$7,849	$8,145

For the three and six months ended June 30, 2023 and 2022, no impairments were recorded on the Company’s intangible assets.

The following table presents the amortization expense on finite-lived intangible assets for the next five years and thereafter by operating segment and/or reporting unit, as appropriate:

	As of June 30, 2023
	Insurance	Other	Total
Remainder of 2023	$7,785	$40	$7,825
2024	13,906	80	13,986
2025	11,792	40	11,832
2026	9,543	—	9,543
2027	8,200	—	8,200
2028 and thereafter	61,361	—	61,361
Total (1)	$112,587	$160	$112,747
(1)    Does not include foreign currency translation adjustment of $(128) as of June 30, 2023.

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
June 30, 2023
(in thousands, except share data)

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

The remaining derivatives are generally comprised of a combination of swaps, currency forwards and options, which are generally classified as Level 2 in the fair value hierarchy. In addition, the Fortegra Additional Warrant (Warburg) is a derivative liability and classified as Level 3 in the fair value hierarchy. See Note (16) Stockholders’ Equity for additional information regarding the Fortegra Additional Warrant.

The following table presents the gross notional and fair value amounts of derivatives (on a gross basis) categorized by underlying risk:

	As of June 30, 2023			As of December 31, 2022
	Notional values	Asset derivatives	Liability derivatives	Notional values	Asset derivatives	Liability derivatives
Interest rate lock commitments	$183,245	$3,814	$—	$147,963	$3,652	$—
Forward delivery contracts	26,667	71	33	32,160	112	39
TBA mortgage-backed securities	161,900	514	61	133,500	273	141
Fortegra Additional Warrants (Warburg)(1)	—	—	5,127	—	—	5,291
Other	14,030	155	144	13,427	230	7,730
Total	$385,842	$4,554	$5,365	$327,050	$4,267	$13,201
(1) See Note (16) Stockholders’ Equity for additional information.

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2023
(in thousands, except share data)

(10) Debt, net

The following table presents the balance of the Company’s debt obligations, net of discounts and deferred financing costs for our corporate and asset based debt. Asset based debt is generally recourse only to specific assets and related cash flows.

	As of June 30, 2023
Corporate debt	Insurance	Mortgage	Total
Secured revolving credit agreements (1)	$80,540	$—	$80,540
Preferred trust securities (LIBOR + 4.10%)	35,000	—	35,000
8.50% Junior subordinated notes	125,000	—	125,000
Total corporate debt	240,540	—	240,540

Asset based debt
Asset based revolving financing (SOFR + 2.75%)	68,038	—	68,038
Residential mortgage warehouse borrowings (1.88% to 2.50% over SOFR; 2.00% to 3.00% over BSBY) (2)(3)	—	60,982	60,982
Total asset based debt	68,038	60,982	129,020
Total debt, face value	308,578	60,982	369,560
Unamortized deferred financing costs	(8,347)	(2)	(8,349)
Total debt, net	$300,231	$60,980	$361,211

	As of December 31, 2022
Corporate debt	Insurance	Mortgage	Total
Secured revolving credit agreements (1)	$—	$—	$—
Preferred trust securities (LIBOR + 4.10%)	35,000	—	35,000
8.50% Junior subordinated notes	125,000	—	125,000
Total corporate debt	160,000	—	160,000

Asset based debt
Asset based revolving financing (LIBOR + 2.75%)	60,628	—	60,628
Residential mortgage warehouse borrowings (1.88% to 2.50% over SOFR; 2.00% to 3.00% over BSBY) (2)(3)	—	47,454	47,454
Total asset based debt	60,628	47,454	108,082
Total debt, face value	220,628	47,454	268,082
Unamortized deferred financing costs	(8,703)	(13)	(8,716)
Total debt, net	$211,925	$47,441	$259,366
(1)    The secured credit agreements include separate tranches with multiple rate structures that are adjustable based on Fortegra’s senior leverage ratio, which as of June 30, 2023 was SOFR + 1.50%.
(2)    Includes SOFR floor and BSBY floor of 0.25% and 0.50%, respectively, as of and June 30, 2023 and December 31, 2022.
(3)    The weighted average coupon rate for residential mortgage warehouse borrowings was 7.12% and 6.31% at June 30, 2023 and December 31, 2022, respectively.

The following table presents the amount of interest expense the Company incurred on its debt for the following periods:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Total Interest expense - corporate debt	$4,896	$6,091	$9,326	$11,967
Total Interest expense - asset based debt	2,148	2,937	4,183	7,135
Interest expense on debt	$7,044	$9,028	$13,509	$19,102

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2023
(in thousands, except share data)

The following table presents the contractual principal payments and future maturities of the unpaid principal balance on the Company’s debt for the following periods:

As of June 30, 2023
Remainder of 2023	$104,414
2024	24,606
2025	—
2026	—
2027	80,540
2028 and thereafter	160,000
Total	$369,560

The following narrative is a summary of certain terms of our debt agreements for the period ended June 30, 2023:
Corporate Debt

Secured Revolving Credit Agreements

As of June 30, 2023 and December 31, 2022, a total of $80,540 and $0, respectively, was outstanding under the revolving line of credit in our insurance business. The maximum borrowing capacity under the agreements as of June 30, 2023 was $200,000.

Asset Based Debt

Asset Based Revolving Financing

On January 31, 2023, subsidiaries of Fortegra amended the asset based revolving financing to increase the revolving commitment to $100,000 and transition to SOFR. As of June 30, 2023 and December 31, 2022, a total of $68,038 and $60,628, respectively, was outstanding under the borrowing related to our premium finance and service contract finance offerings in our insurance business.

Residential Mortgage Warehouse Borrowings

In January 2023, a $60,000 warehouse line of credit was renewed and the maturity date was extended from January 2023 to January 2024. In June 2023, the Company received notification that one of its warehouse lending partners was exiting the warehouse lending market which will result in an acceleration of the maturity date of the line of credit to September 30, 2023. The Company is negotiating new warehouse lines with several lenders and expects to replace the maturing line on substantially similar terms prior to September 30, 2023.

As of June 30, 2023 and December 31, 2022, a total of $60,982 and $47,454, respectively, was outstanding under such financing agreements.

Debt Covenants

As of June 30, 2023, the Company was in compliance with the representations and covenants for its outstanding debt or obtained waivers for any events of non-compliance.

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2023
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
June 30, 2023
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

The remaining derivatives are generally comprised of a combination of swaps, currency forwards and options, which are generally classified as Level 2 in the fair value hierarchy. In addition, the Fortegra Additional Warrants (Warburg) are a derivative liability and classified as Level 3 in the fair value hierarchy. See Note (16) Stockholders’ Equity for additional information regarding the Fortegra Additional Warrant.

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

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2023
(in thousands, except share data)

The following tables present the Company’s fair value hierarchies for financial assets and liabilities, measured on a recurring basis:

	As of June 30, 2023
	Quoted prices in active markets Level 1	Other significant observable inputs Level 2	Significant unobservable inputs Level 3	Fair value
Assets:
Available for sale securities, at fair value:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$—	$546,939	$—	$546,939
Obligations of state and political subdivisions	—	48,293	—	48,293
Obligations of foreign governments	—	1,618	—	1,618
Certificates of deposit	657	—	—	657
Asset backed securities	—	30,893	90	30,983
Corporate securities	—	167,066	—	167,066
Total available for sale securities, at fair value	657	794,809	90	795,556

Loans, at fair value:
Corporate loans	—	5,117	9,802	14,919
Mortgage loans held for sale	—	63,934	—	63,934
Total loans, at fair value	—	69,051	9,802	78,853

Equity securities:
Invesque	13,586	—	—	13,586
Fixed income ETFs	71,951	—	—	71,951
Other equity securities	37,340	—	8,004	45,344
Total equity securities	122,877	—	8,004	130,881

Other investments, at fair value:
Corporate bonds	—	58,035	—	58,035
Derivative assets	—	709	3,845	4,554
Other	—	—	81	81
Total other investments, at fair value	—	58,744	3,926	62,670

Mortgage servicing rights (1)	—	—	41,933	$41,933

Total	$123,534	$922,604	$63,755	$1,109,893

Liabilities: (2)
Securities sold, not yet purchased	$—	$21,402	$—	$21,402
Derivative liabilities	—	233	5	238
Fortegra Additional Warrants (Warburg)	—	—	5,127	5,127
Contingent consideration payable	—	—	3,050	3,050
Total	$—	$21,635	$8,182	$29,817
(1)    Included in other assets. See Note (14) Other Assets and Other Liabilities and Accrued Expenses.
(2)    Included in other liabilities and accrued expenses. See Note (14) Other Assets and Other Liabilities and Accrued Expenses.

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2023
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
June 30, 2023
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

The following table presents additional information about assets that are measured at fair value on a recurring basis for which the Company has utilized Level 3 inputs to determine fair value for the following periods:

	For the Six Months Ended June 30,
	2023	2022
Balance at January 1,	$63,590	$61,443
Net realized and unrealized gains or losses included in:
Earnings	(2,706)	10,459
OCI	2,644	(298)
Origination of IRLCs	22,472	29,846
Purchases	31	—
Sales and repayments	(6)	(1,854)
Conversions to mortgage loans held for sale	(22,310)	(31,658)
Settlement of trade claims	—	(18,709)
Exchange of bonds for term loans	—	12,243
Exchange of trade receivables for equity securities	—	7,104
Transfer out of Level 3	(41)	—
Conversions to real estate owned	81	—
Balance at June 30,	$63,755	$68,576

Changes in unrealized gains (losses) included in earnings related to assets still held at period end	$(5,029)	$1,919
Changes in unrealized gains (losses) included in OCI related to assets still held at period end	$2,644	$(298)
The following table presents the range and weighted average (WA) used to develop significant unobservable inputs for the fair value measurements of Level 3 assets and liabilities.

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2023
(in thousands, except share data)

	As of				As of
	June 30, 2023	December 31, 2022	Valuation technique	Unobservable input(s)	June 30, 2023				December 31, 2022
Assets	Fair value				Range			WA (1)	Range			WA (1)
IRLCs	$3,814	$3,652	Internal model	Pull through rate	45%	to	95%	57%	55%	to	95%	65%
Mortgage servicing rights	41,933	41,426	External model	Discount rate	9%	to	14%	10%	9%	to	14%	9%
				Cost to service	$65	to	$80	$72	$65	to	$80	$72
				Prepayment speed	4%	to	84%	9%	4%	to	85%	9%
Equity securities	8,004	6,837	Internal model	Forecast EBITDAR	$728,000	to	$1,039,000	N/A	$728,000	to	$1,039,000	N/A
Corporate loans	9,802	11,208	Internal model	EBITDA	$164,000			N/A	$170,000			N/A
Total	$63,553	$63,123

Liabilities
Fortegra Additional Warrants (Warburg)	$5,127	$5,291	External Model	Discount rate	3%	to	5%	4.2%	3%	to	5%	3.3%
				Implied Equity Volatility	40%	to	50%	45%	40%	to	50%	45%
Contingent consideration payable	3,050	2,904	Cash Flow model	Forecast Cash EBITDA	$2,500	to	$4,000	N/A	$2,500	to	$4,000	N/A
				Forecast Underwriting EBITDA	$—	to	$2,000	N/A	$—	to	$2,000	N/A
Total	$8,177	$8,195

(1)    Unobservable inputs were weighted by the relative fair value of the instruments.

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2023
(in thousands, except share data)

The following table presents the carrying amounts and estimated fair values of financial assets and liabilities that are not recorded at fair value and their respective levels within the fair value hierarchy:

	As of June 30, 2023			As of December 31, 2022
	Level within fair value hierarchy	Fair value	Carrying value	Level within fair value hierarchy	Fair value	Carrying value
Assets:
Debentures (1)	2	$20,786	$20,786	2	$23,853	$23,853
Notes receivable, net	2	133,372	133,372	2	121,419	121,419
Total assets		$154,158	$154,158		$145,272	$145,272

Liabilities:
Debt, net	3	$363,935	$369,560	3	$262,932	$268,082
Total liabilities		$363,935	$369,560		$262,932	$268,082
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

Debt: The carrying value, which approximates fair value of floating rate debt, represents the total debt balance at face value excluding the unamortized discount. The fair value of the Junior subordinated notes is determined based on dealer quotes. Categorized under Level 3 in the fair value hierarchy.

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
June 30, 2023
(in thousands, except share data)

(12) Liability for Unpaid Claims and Claim Adjustment Expenses

Roll forward of Claim Liability

The following table presents the activity in the net liability for unpaid losses and allocated loss adjustment expenses of short duration contracts for the following periods:

	For the Six Months Ended June 30,
	2023	2022
Policy liabilities and unpaid claims balance as of January 1,	$567,193	$331,703
Less: liabilities of policy-holder account balances, gross	(1,923)	(801)
Less: non-insurance warranty benefit claim liabilities	(140)	(10,785)
Gross liabilities for unpaid losses and loss adjustment expenses	565,130	320,117
Less: reinsurance recoverable on unpaid losses - short duration	(266,889)	(165,129)
Less: other lines, gross	(184)	(576)
Net balance as of January 1, short duration	298,057	154,412

Incurred (short duration) related to:
Current year	226,457	164,868
Prior years	2,455	703
Total incurred	228,912	165,571

Paid (short duration) related to:
Current year	93,768	91,245
Prior years	56,437	11,804
Total paid	150,205	103,049

Net balance as of June 30, short duration	376,764	216,934
Plus: reinsurance recoverable on unpaid losses - short duration	343,652	219,349
Plus: other lines, gross	118	496
Gross liabilities for unpaid losses and loss adjustment expenses	720,534	436,779
Plus: liabilities of policy-holder account balances, gross	1,518	42
Plus: non-insurance warranty benefit claim liabilities	417	4,257
Policy liabilities and unpaid claims balance as of June 30,	$722,469	$441,078

The following schedule reconciles the total short duration contracts per the table above to the amount of total losses incurred as presented in the condensed consolidated statements of operations, excluding the amount for member benefit claims:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Short duration incurred	$114,652	$82,846	$228,912	$165,571
Other lines incurred	285	(29)	282	362
Unallocated loss adjustment expenses	90	136	160	296
Total losses incurred	$115,027	$82,953	$229,354	$166,229
During the six months ended June 30, 2023, the Company experienced unfavorable prior year development of $2,455, primarily as a result of higher-than-expected claim severity from business written in our commercial lines.

During the six months ended June 30, 2022, the Company experienced unfavorable prior year development of $703, primarily as a result of higher-than-expected claim severity from business written by a small group of producers of our personal and commercial lines of business.

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
June 30, 2023
(in thousands, except share data)

adverse development emerges quickly and allows for timely reserve strengthening, if necessary, or modifications to our product pricing or offerings.

The unfavorable prior year development of $2,455 in the six months ended June 30, 2023 represented 4.9% of our insurance business pre-tax income of $49,862 and 0.8% of the opening net liability for losses and loss adjustment expenses of $298,057, as of January 1, 2023.

The unfavorable prior year development of $703 in the six months ended June 30, 2022 represented 2.9% of our insurance business pretax income of $23,753, and 0.5% of the opening net liability for losses and loss adjustment expenses of $154,412, as of January 1, 2022.

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

The following table presents the disaggregated amounts of revenue from contracts with customers by product type for the following periods:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Service and Administrative Fees:
Service contract revenue	$73,014	$50,607	136,184	93,820
Motor club revenue	11,603	13,217	24,119	25,775
Other	1,171	13,664	2,674	24,647
Revenue from contracts with customers	$85,788	$77,488	$162,977	$144,242

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

We do not disclose information about remaining performance obligations pertaining to contracts that have an original expected duration of one year or less. The transaction price allocated to remaining unsatisfied or partially unsatisfied performance obligations with an original expected duration exceeding one year was not material as of June 30, 2023.

The timing of our revenue recognition may differ from the timing of payment by our customers. We record a receivable when revenue is recognized prior to payment and we have an unconditional right to payment. Alternatively, when payment precedes the provision of the related services, we record deferred revenue until the performance obligations are satisfied.

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2023
(in thousands, except share data)

	January 1, 2023			June 30, 2023
	Beginning balance	Additions	Amortization	Ending balance
Deferred acquisition costs
Service and Administrative Fees:
Service contract revenue	$172,129	$60,728	$41,747	$191,110
Motor club revenue	17,142	16,907	18,842	15,207
Total	$189,271	$77,635	$60,589	$206,317

Deferred revenue
Service and Administrative Fees:
Service contract revenue	$581,882	$169,563	$136,184	$615,261
Motor club revenue	22,949	21,265	24,119	20,095
Total	$604,831	$190,828	$160,303	$635,356

For the periods presented, no write-offs for unrecoverable deferred acquisition costs and deferred revenue were recognized.

(14) Other Assets and Other Liabilities and Accrued Expenses

Other Assets

The following table presents the components of other assets as reported in the condensed consolidated balance sheets:

	As of
	June 30, 2023	December 31, 2022
Loans eligible for repurchase	$31,966	$32,136
Mortgage servicing rights	41,933	41,426
Right of use assets - Operating leases	31,309	31,499
Income tax receivable	990	19,790
Furniture, fixtures and equipment, net	30,565	21,829
Prepaid expenses	12,583	18,526
Other	8,549	6,937
Total other assets	$157,895	$172,143
The following table presents the depreciation expense related to furniture, fixtures and equipment for the following periods:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Depreciation expense related to furniture, fixtures and equipment	$2,170	$952	$3,239	$1,790

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2023
(in thousands, except share data)

Other Liabilities and Accrued Expenses

The following table presents the components of other liabilities and accrued expenses as reported in the condensed consolidated balance sheets:

	As of
	June 30, 2023	December 31, 2022

Accounts payable and accrued expenses	$94,765	$119,394
Loans eligible for repurchase liability	31,966	32,136
Deferred tax liabilities, net	112,234	90,391
Operating lease liabilities	38,471	38,031
Commissions payable	29,858	42,741
Securities sold, not yet purchased	21,402	16,575
Derivative liabilities	5,365	13,201
Other	24,359	15,279
Total other liabilities and accrued expenses	$358,420	$367,748
(15) Other Revenue and Other Expenses

Other Revenue

The following table presents the components of other revenue as reported in the condensed consolidated statement of operations. Other revenue is primarily generated by Tiptree Capital’s non-insurance activities except as noted in the footnote to the table.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Other investment income (1)	$5,996	$18,185	$10,766	$34,890
Other (2)	8,025	5,714	16,587	10,753
Total other revenue	$14,021	$23,899	$27,353	$45,643
(1)    See Note (5) Investments for the components of Other investment income.
(2)    Includes $7,384 and $3,702 for the three months ended June 30, 2023 and 2022, respectively, and $14,319 and $6,918 for the six months ended June 30, 2023 and 2022, respectively, related to Insurance.

Other Expenses

The following table presents the components of other expenses as reported in the condensed consolidated statement of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
General and administrative	$9,977	$8,052	$19,036	$12,091
Professional fees	6,428	8,116	14,187	14,399
Premium taxes	5,379	5,244	11,153	10,301
Mortgage origination expenses	3,028	4,537	6,220	9,139
Rent and related	3,804	4,559	7,874	8,918
Other	4,493	9,004	7,450	15,840
Total other expenses	$33,109	$39,512	$65,920	$70,688

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2023
(in thousands, except share data)

(16) Stockholders' Equity

Stock Repurchases

The Board of Directors authorized the Company to make repurchases of up to $20,000 of shares of the Company’s outstanding common stock in the aggregate, at the discretion of the Company's Executive Committee. There were no shares repurchased during the six months ended June 30, 2023. As of June 30, 2023, the remaining repurchase authorization was $11,945.

Dividends

The Company declared cash dividends per share for the following periods presented below:

	Dividends per share for the
	Six Months Ended June 30,
	2023	2022
First quarter	$0.05	$0.04
Second quarter	0.05	0.04
Total cash dividends declared	$0.10	$0.08

Fortegra Non-Controlling Interests

On June 21, 2022, the Company closed the WP Transaction. On that date, Fortegra converted to a Delaware corporation and Warburg made a $200,000 investment in Fortegra in exchange for Fortegra Common Stock, Fortegra Preferred Stock, Fortegra Warrants and Fortegra Additional Warrants. Also, in connection with the closing of the WP Transaction, Tiptree was issued Fortegra Additional Warrants, and management’s interests in LOTS Intermediate were exchanged for interests in Fortegra. As of June 30, 2023, Fortegra was owned approximately 79.5% by Tiptree Holdings, 17.5% by Warburg and 3.0% by management and directors of Fortegra.

Fortegra Preferred Stock

The face amount of the Fortegra Preferred Stock is $80,000. Dividends are cumulative and accrue at a rate of 8% per annum, compounding quarterly. Any quarterly dividend may be paid in cash, at Fortegra’s option. During the six months ended June 30, 2023, $3,174 of cash dividends were declared and accrued in other liabilities and accrued expenses.

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

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2023
(in thousands, except share data)

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

The following table presents the components of non-controlling interests as reported in the condensed consolidated balance sheets:

	As of
	June 30, 2023	December 31, 2022
Fortegra preferred interests	$77,679	$77,679
Fortegra common interests	66,497	55,364
Other third-party common interests	—	3,165
Total non-controlling interests	$144,176	$136,208

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

Statutory Capital and Surplus

The Company’s insurance company subsidiaries must maintain minimum amounts of statutory capital and surplus as required by regulatory authorities, including the NAIC; their capital and surplus levels exceeded respective minimum requirements as of June 30, 2023 and December 31, 2022.

Under the NAIC Risk-Based Capital Act of 1995, a company's Risk-Based Capital (RBC) is calculated by applying certain risk factors to various asset, claim and reserve items. If a company's adjusted surplus falls below calculated RBC thresholds, regulatory intervention or oversight is required. The Company's U.S. domiciled insurance company subsidiaries' RBC levels, as calculated in accordance with the NAIC’s RBC instructions, exceeded all RBC thresholds as of June 30, 2023 and December 31, 2022.

The Company also has a foreign insurance subsidiary that is not subject to SAP. The statutory capital and surplus amounts and statutory net income presented above do not include the foreign insurance subsidiary in accordance with SAP.

Statutory Dividends

The Company’s U.S. domiciled insurance company subsidiaries may pay dividends to the Company, subject to statutory restrictions. Payments in excess of statutory restrictions (extraordinary dividends) to the Company are permitted only with prior approval of the insurance department of the applicable state of domicile. The Company eliminates all dividends from its subsidiaries in the condensed consolidated financial statements. There were no dividends paid to the Company by its U.S. domiciled insurance company subsidiaries for the periods ended June 30, 2023 and 2022.

The following table presents the combined amount available for ordinary dividends of the Company's U.S. domiciled insurance company subsidiaries for the following periods:

	As of
	June 30, 2023	December 31, 2022
Amount available for ordinary dividends of the Company's insurance company subsidiaries	$32,867	$35,145

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2023
(in thousands, except share data)

At June 30, 2023, the maximum amount of dividends that our U.S. domiciled insurance company subsidiaries could pay under applicable laws and regulations without regulatory approval was approximately $32,867. The Company may seek regulatory approval to pay dividends in excess of this permitted amount, but there can be no assurance that the Company would receive regulatory approval if sought.

(17) Accumulated Other Comprehensive Income (Loss) (AOCI)

The following table presents the activity of AFS securities in AOCI, net of tax, for the following periods:

	Unrealized gains (losses) on available for sale securities	Foreign currency translation adjustment	Total AOCI	Amount attributable to non-controlling interests	Total AOCI to Tiptree Inc.
Balance at December 31, 2021	$(2,686)	$—	$(2,686)	$1	$(2,685)
Other comprehensive income (losses) before reclassifications	(29,307)	(7,065)	(36,372)	812	(35,560)
Amounts reclassified from AOCI	86	—	86	—	86
WP Transaction	—	—	—	7,193	7,193
OCI	(29,221)	(7,065)	(36,286)	8,005	(28,281)
Balance at June 30, 2022	$(31,907)	$(7,065)	$(38,972)	$8,006	$(30,966)

Balance at December 31, 2022	$(43,043)	$(7,311)	$(50,354)	$10,925	$(39,429)
Other comprehensive income (losses) before reclassifications	450	5,632	6,082	(2,116)	3,966
Amounts reclassified from AOCI	2,237	—	2,237	—	2,237
OCI	2,687	5,632	8,319	(2,116)	6,203
Balance at June 30, 2023	$(40,356)	$(1,679)	$(42,035)	$8,809	$(33,226)

The following table presents the reclassification adjustments out of AOCI included in net income and the impacted line items on the condensed consolidated statement of operations for the following periods:

	Three Months Ended June 30,		Six Months Ended June 30,		Affected line item in condensed consolidated statements of operations
Components of AOCI	2023	2022	2023	2022
Unrealized gains (losses) on available for sale securities	$(2,591)	$—	$(2,956)	$(110)	Net realized and unrealized gains (losses)
Related tax (expense) benefit	633	—	719	24	Provision for income tax
Net of tax	$(1,958)	$—	$(2,237)	$(86)

(18) Stock Based Compensation

Tiptree Equity Plans

The table below summarizes changes to the issuances under the Company’s 2017 Omnibus Incentive Equity Plan for the periods indicated, excluding awards granted under the Company’s subsidiary incentive plans that are exchangeable for Tiptree common stock:

2017 Equity Plan	Number of shares
Available for issuance as of December 31, 2022	2,371,977
Restricted Stock Unit, stock and option awards granted	(97,535)
Available for issuance as of June 30, 2023	2,274,442

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2023
(in thousands, except share data)

Restricted Stock Units (RSUs) and Stock Awards

The Company values RSUs at their grant-date fair value as measured by Tiptree’s common stock price. Generally, the Tiptree RSUs vest and become non-forfeitable either (i) after the third anniversary, or (ii) with respect to one-third of Tiptree shares granted on each of the first, second and third year anniversaries of the grant date. RSU awards are expensed using the straight-line method over the requisite service period. The RSUs granted after 2019 include a retirement provision and are amortized over the lesser of the service condition or expected retirement date. Stock awards issued as director compensation are deemed to be granted and immediately vested upon issuance.

The following table presents changes to the issuances of RSUs and stock awards under the 2017 Omnibus Incentive Equity Plan for the periods indicated:

	Number of shares issuable	Weighted average grant date fair value
Unvested units as of December 31, 2022	501,007	$9.63
Granted	97,535	16.21
Vested	(345,311)	8.10
Unvested units as of June 30, 2023	253,231	$14.25

The following tables present the detail of the granted and vested RSUs and stock awards for the periods indicated:

	Six Months Ended June 30,			Six Months Ended June 30,
Granted	2023	2022	Vested	2023	2022
Directors	15,661	17,386	Directors	15,661	17,386
Employees (1)	81,874	207,576	Employees	329,650	300,305
Total Granted	97,535	224,962	Total Vested	345,311	317,691
			Taxes	(43,322)	(47,274)
			Net Vested	301,989	270,417
(1)    Includes 62,940 shares that vest ratably over three years and 190,291 shares that cliff vest in 2025 for the six months ended June 30, 2023.

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

In November 2021, the first tranche of the PRSUs vested, resulting in a net issuance of 215,583 shares of Tiptree common stock. As of June 30, 2023, 3,616,667 PRSUs are unvested. The below table illustrates the aggregate number of PRSUs that will vest upon the achievement of each Tiptree share price target. Such price targets are adjusted down for cumulative dividends paid by the Company since grant (e.g., the next share price target is $19.66 as adjusted for cumulative dividends paid to date).

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

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2023
(in thousands, except share data)

using a lookback period of 10 years. The valuation was done under a risk-neutral framework using the 10-year zero-coupon risk-free interest rate derived from the Treasury Constant Maturities yield curve on the reporting date. The current quarterly dividend rates in effect as of the reporting date are used to calculate a spot dividend yield for use in the model.

The following table presents the assumptions used to measure the fair value of the PRSUs as of June 7, 2022, when they were converted to equity awards.

Valuation Input	Assumption
Historical volatility	38.75%
Risk-free rate	3.04%
Dividend yield	1.45%
Cost of equity	11.72%
Expected term (years)	6

Stock Option Awards

Between 2016 and 2020, option awards were granted to the Executive Committee with an exercise price equal to the fair market value of our common stock on the date of grant. The option awards have a 10-year term and are subject to the recipient’s continuous service, a market requirement, and vest one third on each of the three, four, and five-year anniversaries of the grant date. As of June 30, 2023, the market requirement for all outstanding options has been achieved. There were no stock option awards granted in 2022 or 2023.

The following table presents the Company's stock option activity for the current period:

	Options outstanding	Weighted average exercise price (in dollars per stock option)	Weighted average grant date value (in dollars per stock option)	Options exercisable
Balance, December 31, 2022	1,675,514	$6.50	$2.30	1,018,805

Balance, June 30, 2023	1,583,873	$6.51	$2.25	1,225,083

Weighted average remaining contractual term at June 30, 2023 (in years)	4.8

Subsidiary Equity Plans

Certain of the Company’s subsidiaries have established incentive plans under which they are authorized to issue equity of those subsidiaries to certain of their employees. Such awards are accounted for as equity unless otherwise noted. These awards are subject to performance-vesting criteria based on the performance of the subsidiary (performance vesting awards) and time-vesting subject to continued employment (time vesting awards). The Company has the option, but not the obligation to settle the exchange right in cash.
Fortegra Equity Incentive Plan

Fortegra adopted the 2022 Equity Incentive Plan (“Fortegra Plan”) on June 21, 2022, which permits the grant of RSUs, stock based awards and options up to 7.2% of Fortegra Common Stock (assuming conversion of the Fortegra Preferred Stock), of which the substantial majority is expected to be delivered in options. As of June 30, 2023, time vesting RSUs and time and performance vesting options representing approximately 5.0% of Fortegra Common Stock (assuming conversion of the Fortegra Preferred Stock) have been granted and remain unvested. The general purpose of the Fortegra Plan is to attract, motivate and retain selected employees of Fortegra, to provide them with incentives and rewards for performance and to better align their interests with those of Fortegra’s stockholders. Unless otherwise extended, the Fortegra Plan terminates automatically on June 21, 2032. The awards under the Fortegra Plan are not exchangeable for Tiptree common stock.

In May 2023, Fortegra granted management options with a strike price equal to the per share price on the date of the WP Transaction, delivered in equal portions of time and performance vested grants equal to approximately 4.6% of Fortegra Common Stock (assuming cash exercise and after conversion of the Fortegra Preferred Stock). The time vested options vest in equal parts over five years and expire on the ten year anniversary of the grant date. The performance vested options vest based on specific internal rate of return targets determined at the time of a change of control of Fortegra or sale by Warburg of more than 50% of its Fortegra securities (on an as converted basis) acquired in 2022. The fair value option grants were estimated on the date of grant using a Black-Scholes Merton option pricing formula embedded within a Monte Carlo model

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2023
(in thousands, except share data)

used to simulate the future value of Fortegra Common Stock, which assumes the market requirement is achieved. Key assumptions used in the model were a historical volatility of 45.0%, a risk free rate of 3.6%, no dividend yield and an expected term of 4.2 years.

In May 2023, Fortegra granted time vesting RSUs equal to approximately 0.1% of Fortegra Common Stock (assuming conversion of the Fortegra Preferred Stock). The RSUs include a retirement provision and are amortized over the lesser of the service condition or expected retirement date.

In May 2023, Fortegra granted performance based restricted stock units (Fortegra PRSUs) that vest based on the achievement of specified gross written premium volume targets and underwriting ratios for selected specialty insurance lines written in 2024. Upon vesting, the Fortegra PRSUs entitle recipients to participate in an aggregate pool of between $5,000 and $20,000 payable in shares of Fortegra. The Fortegra PRSUs are accounted for as liability awards and were unvested as of June 30, 2023.

The following table presents changes to the issuances of subsidiary awards under the subsidiary incentive plans for the periods indicated:

Grant date fair value of equity shares issuable
Unvested balance as of December 31, 2022	$1,487
Granted	18,339
Vested	(808)
Unvested balance as of June 30, 2023	$19,018

Stock Based Compensation Expense

The following table presents total stock based compensation expense and the related income tax benefit recognized on the condensed consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Employee compensation and benefits	$1,880	$(55)	$4,094	$5,986
Director compensation	103	109	209	228
Income tax benefit	(416)	(11)	(903)	(1,305)
Net stock based compensation expense	$1,567	$43	$3,400	$4,909
Additional information on total non-vested stock based compensation is as follows:

	As of June 30, 2023
	Stock options	Restricted stock awards and RSUs	Performance Restricted Stock Units
Unrecognized compensation cost related to non-vested awards (1)	$16,921	$2,087	$6,393
Weighted - average recognition period (in years)	3.6	1.0	1.1
(1)    Includes unrecognized compensation cost of $16,914 related to stock options, $1,160 related to RSUs, and $642 related to PRSUs at The Fortegra Group.

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2023
(in thousands, except share data)

(19) Income Taxes

The following table presents the Company’s provision (benefit) for income taxes reflected as a component of income (loss):

	Three Months Ended June 30,				Six Months Ended June 30,
	2023		2022		2023		2022
Total income tax expense (benefit)	$11,824		$26,555		$16,846		$26,469

Effective tax rate (ETR)	50.0%	(1)	552.4%	(2)	52.9%	(1)	686.9%	(2)
(1) Higher than the U.S. federal statutory income tax rate of 21% primarily due to the impact of outside basis deferred taxes on Tiptree’s investment in Fortegra and other discrete items.
(2) Higher than the U.S. federal statutory income tax rate of 21% primarily due to the initial recording of deferred taxes on the outside basis of Tiptree’s investment in Fortegra.

Tiptree owns less than 80% of Fortegra and is required to record deferred taxes on the outside basis on its investment in Fortegra. This deferred tax liability represents the tax that would be due, before consideration of loss carryforwards, if Tiptree were to sell all of its Fortegra stock at its carrying value on Tiptree’s balance sheet.

For the three months ended June 30, 2023, the deferred tax liability relating to Fortegra increased by $2,232, of which $24 of benefit was recorded in OCI, $1,222 benefit was recorded directly in stockholders’ equity, and $3,478 expense was recorded as a provision for income taxes. For the three months ended June 30, 2022, the deferred tax liability increased by $34,874, of which $14,064 was recorded directly in stockholders’ equity and $20,810 was recorded as a provision for income taxes. Excluding the impact of these deferred taxes, the effective tax rates for the three months ended June 30, 2023 and 2022 were 35.3% and 23.4%, respectively.

For the six months ended June 30, 2023, this deferred tax liability relating to Fortegra was $46,346, which was an increase of $6,376 from the year ended December 31, 2022, of which $1,784 expense was recorded in OCI, $1,222 benefit was recorded directly in stockholders’ equity, and $5,814 expense was recorded as a provision for income taxes. For the six months ended June 30, 2022, this deferred tax liability was $34,874, which was an increase of $34,874 from the year ended December 31, 2021, of which $14,064 was recorded directly in stockholders’ equity and $20,810 was recorded as a provision for income taxes. Excluding the impact of these deferred taxes, the effective tax rates for the six months ended June 30, 2023 and 2022 were 34.6% and 24.4%, respectively.

(20) Commitments and Contingencies

The following table presents rent expense for the Company’s office leases recorded on the condensed consolidated statements of operations for the following periods:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Rent expense for office leases (1)	$2,009	$2,276	$4,078	$4,565
(1)     Includes lease expense of $0 and $92 for the three months ended June 30, 2023 and 2022, respectively, and $0 and $202 for the six months ended June 30, 2023 and 2022, respectively, for assets classified as held for sale for the periods prior to July 1, 2022.

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

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2023
(in thousands, except share data)

In a series of orders issued in October 2022 on competing motions for partial summary judgment, the court found in favor of the plaintiffs as to the Subclass A breach of contract claim (the Subclass A Order) and, as to Subclass B, found that the Company was unjustly enriched to the extent the premium it collected exceeded the proportion of the premium for which the Company provided benefits coverage (the Subclass B Order). The court found in favor of the Company as to the plaintiffs’ claims for common law fraud and violation of Kentucky’s insurance statutes and ordered the plaintiffs’ Motion for Sanctions for Spoliation of Evidence held in abeyance. The Company has appealed the Subclass A Order and Subclass B Order and all interlocutory orders made final by entry of the Subclass A Order and Subclass B Order.

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

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2023
(in thousands, except share data)

The following table presents a reconciliation of basic and diluted net income per common share for the following periods:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net income (loss)	$11,850	$(21,748)	$15,001	$(22,614)
Less:
Net income (loss) attributable to non-controlling interests	5,861	660	10,074	754
Net income allocated to participating securities	41	—	45	—
Net income (loss) attributable to Tiptree Inc. common shares - basic	5,948	(22,408)	4,882	(23,368)
Effect of Dilutive Securities:
Securities of subsidiaries	10	—	95	—
Adjustments to income relating to exchangeable interests and contingent considerations, net of tax	1	—	1	—
Net income (loss) attributable to Tiptree Inc. common shares - diluted	$5,959	$(22,408)	$4,978	$(23,368)
Weighted average number of shares of common stock outstanding - basic	36,742,295	35,228,775	36,633,226	34,731,655
Weighted average number of incremental shares of common stock issuable from exchangeable interests and contingent considerations	843,516	—	876,434	—
Weighted average number of shares of common stock outstanding - diluted	37,585,811	35,228,775	37,509,660	34,731,655

Basic net income (loss) attributable to common shares	$0.16	$(0.64)	$0.13	$(0.67)
Diluted net income (loss) attributable to common shares	$0.16	$(0.64)	$0.13	$(0.67)

(22) Related Party Transactions

Corvid Peak is a related party of the Company because Corvid Peak is deemed to be controlled by Michael Barnes, the Company’s Executive Chairman. The Company is invested in funds managed by Corvid Peak (the Corvid Peak Funds) and Corvid Peak manages investment portfolio accounts of Fortegra and certain of its subsidiaries under an investment advisory agreement (the IAA). With respect to the Corvid Peak Funds and IAA, the Company incurred $1,267 and $640 of management and incentive fees for the three months ended June 30, 2023 and 2022, respectively. The Company incurred $2,369 and $1,408 of management and incentive fees for the six months ended June 30, 2023 and 2022, respectively.

Beginning January 1, 2021, Tiptree has been allocated 10.2% of certain profits interests earned by Corvid Peak with an additional 10.2% interest for each of the next consecutive four years. Beginning on January 1, 2023, Tiptree’s percentage interest increased to 31.84% (including interests acquired from former Corvid Peak equity holders).

Pursuant to the Transition Services Agreement, Tiptree and Corvid Peak have mutually agreed to provide certain services to one another. Payments under the Transition Services Agreement in the six months ended June 30, 2023 and 2022 were not material.

Pursuant to a Partner Emeritus Agreement, Tiptree agreed to provide Mr. Inayatullah, a greater than 5% stockholder of the Company, support services and reimburse Mr. Inayatullah for a portion of benefit expenses in exchange for advice and other consulting services as requested by the Company’s Executive Committee. Transactions related to the Partner Emeritus Agreement in the six months ended June 30, 2023 and 2022 were not material.

(23) Subsequent Events

On August 1, 2023, the Company’s board of directors declared a quarterly cash dividend of $0.05 per share to holders of common stock with a record date of August 21, 2023, and a payment date of August 28, 2023.

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

Our year-to-date 2023 highlights include:

Overall:
•Tiptree reported a net income of $4.9 million for the six months ended June 30, 2023, compared to a net loss of $23.4 million in the prior year period, driven by growth in insurance operations, partially offset by lower mortgage and shipping revenues, in addition to the tax expense in the second quarter of 2022 from the tax deconsolidation of Fortegra. Return on average equity was 5.6%, compared to (9.8)% in 2022.
•Adjusted net income of $41.1 million increased $11.7 million from $29.4 million in 2022, driven by growth in insurance operations. Adjusted return on average equity was 15.2%, as compared to 12.7% in 2022.

Insurance:
•Gross written premiums and premium equivalents were $1,605.4 million for the six months ended June 30, 2023, an increase of $409.8 million, or 34.3%, from the prior year period as a result of growth in specialty insurance lines and fee-based service offerings.
•Total revenues were $753.1 million, an increase of $176.8 million, or 30.7%, from 2022, driven by increases in earned premiums, net, service and administrative fees, net investment income and other income.
•Combined ratio of 91.2%, driven by consistent underwriting performance and the scalability of Fortegra’s operating platform.
•Income before taxes of $49.9 million as compared to $23.8 million in 2022. Return on average equity was 20.2% in 2023 as compared to 10.4% in 2022. The increases were driven by growth in underwriting and fee revenues and increased net investment income.
•Adjusted net income was $53.1 million, an increase of $13.0 million, or 32.4%, from 2022. Adjusted return on average equity was 29.6%, as compared to 25.5% in 2022.
•In February 2023, Fortegra acquired Premia, one of the largest providers of automotive protection products in the United Kingdom, for net cash consideration of approximately $19.7 million.

Tiptree Capital:
•Mortgage loss before taxes was $1.3 million in 2023, as compared to income of $4.3 million in 2022, with the decrease driven by declines in origination volumes and lower positive fair value adjustments on the mortgage servicing portfolio.
•Maritime transportation loss before taxes was $0.7 million in 2023, as compared to income of $16.4 million in 2022, as a result of the sale of five vessels in 2022.

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

Fortegra’s investment portfolio includes fixed maturity securities, loans, credit investment funds, and equity securities. Many of those investments are held at fair value. In recent periods, the U.S. fixed income markets experienced a significant rise in interest rates. Rising interest rates have and could continue to impact the value of Fortegra’s fixed maturity securities, with any unrealized losses recorded in equity, and if realized, could impact our results of operations. Offsetting the impact of a rising interest rate environment, new investments in fixed rate instruments from both maturities and portfolio growth have and could continue to result in higher interest income on investments. The weighted average duration of our fixed income available for sale securities is less than three years. While our asset and liability mix is relatively matched, should we need to liquidate any of these investments before maturity to pay claims, any realized losses could materially negatively impact our results of operations. Changes in fair value for loans, credit investment funds, and equity securities in Fortegra’s investment portfolio are reported as unrealized gains or losses in revenues and can be impacted by changes in interest rates, credit risk, currency risk, or market risk, including specific company or industry factors. In addition, our equity holdings are relatively concentrated. General equity market trends, along with company and industry specific factors, can impact the fair value which can result in unrealized gains and losses affecting our results.

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

A discussion of our performance for the three and six months ended June 30, 2023 compared to the three and six months ended June 30, 2022 appears below.

RESULTS OF OPERATIONS
The following is a summary of our condensed consolidated financial results for the three and six months ended June 30, 2023 and 2022. In addition to GAAP results, management uses the Non-GAAP measures Adjusted net income, Adjusted return on average equity, Adjusted EBITDA and book value per share as measurements of operating performance. Management believes these measures provide supplemental information useful to investors as they are frequently used by the financial community to analyze financial performance and comparison among companies. Management uses Adjusted net income and adjusted return on average equity as part of its capital allocation process and to assess comparative returns on invested capital. Adjusted EBITDA is also used in determining incentive compensation for the Company’s executive officers. Adjusted net income represents income before taxes, less provision (benefit) for income taxes, and excluding the after-tax impact of various expenses that we consider to be unique and non-recurring in nature, stock-based compensation, net realized and unrealized gains (losses), and intangibles amortization associated with purchase accounting. The Company defines Adjusted EBITDA as GAAP net income of the Company plus corporate interest expense, plus income taxes, plus depreciation and amortization expense, less the effects of purchase accounting, plus non-cash fair value adjustments, plus significant non-recurring expenses, and plus unrealized gains (losses) on available for sale securities that are reported in other comprehensive income. Adjusted net income, Adjusted return on average equity and Adjusted EBITDA are not measurements of financial performance or liquidity under GAAP and should not be considered as an alternative or substitute for GAAP net income. See “Non-GAAP Reconciliations” for a reconciliation of these measures to their GAAP equivalents.

Selected Key Metrics

($ in thousands, except per share information)	Three Months Ended June 30,		Six Months Ended June 30,
GAAP:	2023	2022	2023	2022
Total revenues	$404,518	$339,843	$786,143	$664,746
Net income (loss) attributable to common stockholders	$5,989	$(22,408)	$4,927	$(23,368)
Diluted earnings per share	$0.16	$(0.64)	$0.13	$(0.67)
Cash dividends paid per common share	$0.05	$0.04	$0.10	$0.08
Return on average equity	8.7%	(19.2)%	5.6%	(9.8)%

Non-GAAP: (1)
Adjusted net income	$23,804	$13,986	$41,088	$29,438
Adjusted return on average equity	17.5%	12.3%	15.2%	12.7%
Adjusted EBITDA	$25,622	$55,416	$48,984	$40,511
Book value per share	$10.94	$10.75	$10.94	$10.75
(1)    See “—Non-GAAP Reconciliations” for a discussion of non-GAAP financial measures.

Revenues

For the three months ended June 30, 2023, revenues were $404.5 million, which increased $64.7 million, or 19.0%, compared to the prior year period. For the six months ended June 30, 2023, revenues were $786.1 million, which increased $121.4 million, or 18.3%, compared to the prior year period. The changes for both periods were primarily driven by growth in earned premiums, net, and service and administrative fees in our insurance business, partially offset by lower mortgage and shipping revenues compared to the prior year period.

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

($ in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net realized gains - Maritime transportation	$—	$7,117	$—	$7,117
Net realized and unrealized gains (losses) - Invesque	$(170)	$(3,227)	$(1,868)	$(13,925)
Net realized and unrealized gains (losses)(1)	$(1,558)	$(7,986)	$(6,233)	$(6,468)
(1)    Excludes Invesque, Maritime transportation and Mortgage realized and unrealized gains and losses.

Net Income (Loss) Attributable to common stockholders

For the three months ended June 30, 2023, the net income attributable to common stockholders was $6.0 million, compared to a net loss of $22.4 million in the prior year period. For the six months ended June 30, 2023, the net income attributable to common stockholders was $4.9 million, compared to a net loss of $23.4 million in the prior year period. The increase in both periods was driven by growth in Fortegra’s underwriting and fee operations, and $25.5 million of tax expense associated with the WP Transaction recorded in the prior year period, partially offset by lower shipping income.

Adjusted net income & Adjusted return on average equity - Non-GAAP

Adjusted net income for the three months ended June 30, 2023 was $23.8 million, an increase of $9.8 million, or 70.2%, from the three months ended June 30, 2022, driven by growth in our insurance operations. For the three months ended June 30, 2023, adjusted return on average equity was 17.5%, as compared to 12.3% at June 30, 2022, driven by the increase in adjusted net income.

Adjusted net income for the six months ended June 30, 2023 was $41.1 million, an increase of $11.7 million, or 39.6%, from the six months ended June 30, 2022, driven by growth in our insurance operations. For the six months ended June 30, 2023, adjusted return on average equity was 15.2%, as compared to 12.7% at June 30, 2022, driven by the increase in adjusted net income.

Adjusted EBITDA - Non-GAAP

Adjusted EBITDA for the three months ended June 30, 2023 was $25.6 million, a decrease of $29.8 million from 2022, with a decrease driven by the one-time gain to Tiptree’s equity from the WP Transaction of $54.0 million recorded in the prior year period, partially offset by growth in our insurance business.

Adjusted EBITDA for the six months ended June 30, 2023 was $49.0 million, an increase of $8.5 million from 2022 driven by improved operating performance in our insurance business and realized and unrealized gains on investments (including impacts to AOCI) compared to losses in the prior year period, partially offset by the one-time gain to Tiptree’s equity from the WP Transaction of $54.0 million booked in the prior year period.

Book Value per share - Non-GAAP

Total stockholders’ equity was $546.1 million as of June 30, 2023 compared to $525.3 million as of June 30, 2022, with the increase driven by comprehensive income over the trailing four quarters, partially offset by net changes in non-controlling interests and preferred dividends paid at Fortegra. In the six months ended June 30, 2023, Tiptree returned $3.7 million to stockholders through dividends paid.

Book value per share for the period ended June 30, 2023 was $10.94, an increase from book value per share of $10.75 as of June 30, 2022 driven by the comprehensive income per share, partially offset by dividends paid of $0.18 per share, net changes in non-controlling interests and preferred dividends paid at Fortegra.

Results by Segment
We classify our business into two reportable segments, Insurance and Mortgage, with the remainder of our operations aggregated into Tiptree Capital - Other. Corporate activities include holding company interest expense, corporate employee compensation and benefits, and other expenses, including public company expenses.

The following tables present the components of Revenue, Income (loss) before taxes and Adjusted net income for the following periods:

($ in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenues:
Insurance	$384,677	$293,831	$753,121	$576,360
Mortgage	17,067	18,189	28,628	43,590
Tiptree Capital - other	2,774	27,823	4,394	44,796
Corporate	—	—	—	—
Total revenues	$404,518	$339,843	$786,143	$664,746

Income (loss) before taxes:
Insurance	$30,417	$9,071	$49,862	$23,753
Mortgage	1,312	24	(1,253)	4,290
Tiptree Capital - other	1,455	9,042	2,897	1,391
Corporate	(9,510)	(13,330)	(19,659)	(25,579)
Total income (loss) before taxes	$23,674	$4,807	$31,847	$3,855

Non-GAAP - Adjusted net income: (1)
Insurance	$30,119	$18,938	$53,058	$40,062
Mortgage	(209)	(1,183)	(1,062)	(2,739)
Tiptree Capital - other	219	5,088	1,632	7,616
Corporate	(6,325)	(8,857)	(12,540)	(15,501)
Total adjusted net income	$23,804	$13,986	$41,088	$29,438
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

As of June 30, 2023, Fortegra was owned approximately 79.5% by Tiptree, 17.5% by Warburg and 3.0% by management and directors of Fortegra, before giving effect to the exercise of outstanding warrants and the conversion of outstanding preferred stock. The following tables and discussion present the Insurance segment results, including non-controlling interests, for the six months ended June 30, 2023 and 2022.

Results of Operations - Three Months Ended June 30, 2023 compared to 2022

($ in thousands)	Three Months Ended June 30,
	2023	2022	Change	% Change
Revenues:
Earned premiums, net	$269,795	$215,941	$53,854	24.9%
Service and administrative fees	98,113	77,625	20,488	26.4%
Ceding commissions	4,676	3,326	1,350	40.6%
Net investment income	9,088	3,365	5,723	170.1%
Net realized and unrealized gains (losses)	(4,379)	(10,126)	5,747	(56.8)%
Other revenue	7,384	3,700	3,684	99.6%
Total revenues	$384,677	$293,831	$90,846	30.9%
Expenses:
Net losses and loss adjustment expenses	115,027	$82,953	$32,074	38.7%
Member benefit claims	32,707	21,712	10,995	50.6%
Commission expense	142,699	127,453	15,246	12.0%
Employee compensation and benefits	27,710	20,062	7,648	38.1%
Interest expense	6,580	5,380	1,200	22.3%
Depreciation and amortization	5,321	4,601	720	15.6%
Other expenses	24,216	22,599	1,617	7.2%
Total expenses	$354,260	$284,760	$69,500	24.4%
Income (loss) before taxes (1)	$30,417	$9,071	$21,346	235.3%

Key Performance Metrics:
Gross written premiums and premium equivalents	$855,023	$594,696	$260,327	43.8%
Return on average equity	23.1%	7.0%
Underwriting ratio	76.8%	77.2%
Expense ratio	13.7%	13.7%
Combined ratio	90.5%	90.9%

Non-GAAP Financial Measures (2):
Adjusted net income	$30,119	$18,938	$11,181	59.0%
Adjusted return on average equity	32.4%	24.5%
(1)    Net income was $21.5 million for the three months ended June 30, 2023 compared to $5.4 million for the three months ended June 30, 2022.
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

Revenues - Three Months Ended June 30, 2023 compared to 2022

For the three months ended June 30, 2023, total revenues increased 30.9%, to $384.7 million, as compared to $293.8 million for the three months ended June 30, 2022. Earned premiums, net of $269.8 million increased $53.9 million, or 24.9%, driven by growth in specialty E&S and admitted insurance lines. Service and administrative fees of $98.1 million increased by 26.4% driven by growth in vehicle service contract revenues. Ceding commissions of $4.7 million increased by $1.4 million, or 40.6%, in line with growth in ceded premiums. Other revenues increased by $3.7 million, or 99.6%, driven by growth in premium finance product offerings and interest income on cash and cash equivalents.

For the three months ended June 30, 2023, 28.6% of revenues were derived from fees that were not solely dependent upon the underwriting performance of Fortegra’s insurance products, resulting in more diversified earnings. For the three months ended June 30, 2023, 72.3% of fee-based revenues were generated in non-regulated service companies, with the remainder in regulated insurance companies.

For the three months ended June 30, 2023, net investment income was $9.1 million as compared to $3.4 million in the prior year period, primarily driven by growth in investments and the increase in yields. Net realized and unrealized losses were $4.4 million, an improvement of $5.7 million, as compared to net realized and unrealized losses of $10.1 million in the prior year period, primarily driven by the change in fair value of certain equity and other investments carried at fair value.

The combination of unearned premiums and deferred revenues on Fortegra’s balance sheet grew to $2.2 billion, representing an increase of $390.6 million, or 21.6%, from June 30, 2022 to June 30, 2023 as a result of growth in gross written premiums and premium equivalents, primarily related to E&S and admitted insurance lines as well as vehicle service contracts.

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

Expenses - Three Months Ended June 30, 2023 compared to 2022

For the three months ended June 30, 2023, net losses and loss adjustment expenses were $115.0 million, member benefit claims were $32.7 million and commission expense was $142.7 million, as compared to $83.0 million, $21.7 million, and $127.5 million, respectively, for the three months ended June 30, 2022. The increase in net losses and loss adjustment expenses of $32.1 million, or 38.7%, was driven by growth in U.S. and European insurance lines and the shift in business mix toward commercial lines, which tend to have higher loss ratios and lower commission and expense ratios. In addition, the Company experienced unfavorable prior year development of $2.1 million for the three months ended June 30, 2023, driven by higher-than-expected claim severity from business written by a small group of producers of our commercial lines of business. The increase in member benefit claims of $11.0 million, or 50.6%, was driven by growth in vehicle service contracts and the impacts of inflation on replacement costs and labor rates. Commission expense increased by $15.2 million, or 12.0%, generally in line with the growth in earned premiums, net and service and administrative fees.

For the three months ended June 30, 2023, employee compensation and benefits were $27.7 million and other expenses were $24.2 million, as compared to $20.1 million and $22.6 million, respectively, for the three months ended June 30, 2022. Employee compensation and benefits increased by $7.6 million, or 38.1%, driven by investments in human capital associated with growth in E&S, admitted and warranty lines. Other expenses increased by $1.6 million, or 7.2%, driven primarily by investment in data science, technology and marketing expenses.

For the three months ended June 30, 2023, interest expense was $6.6 million as compared to $5.4 million for the three months ended June 30, 2022. The increase in interest expense of $1.2 million, or 22.3%, was primarily driven by the rise in short-term interest rates and increased borrowings on Fortegra’s corporate revolver and asset based debt for premium finance lines.

For the three months ended June 30, 2023, depreciation and amortization expense was $5.3 million, including $3.9 million of intangible amortization related to purchase accounting associated with the acquisitions of Fortegra, Smart AutoCare, Sky Auto, ITC and Premia, as compared to $4.6 million, including $4.1 million of intangible amortization from purchase accounting in 2022.

Results of Operations - Six Months Ended June 30, 2023 compared to 2022

($ in thousands)	Six Months Ended June 30,
	2023	2022	Change	% Change
Revenues:
Earned premiums, net	$535,125	$424,357	$110,768	26.1%
Service and administrative fees	190,145	149,460	40,685	27.2%
Ceding commissions	8,321	5,863	2,458	41.9%
Net investment income	14,197	6,532	7,665	117.3%
Net realized and unrealized gains (losses)	(8,986)	(16,769)	7,783	NM%
Other revenue	14,319	6,917	7,402	107.0%
Total revenues	$753,121	$576,360	$176,761	30.7%
Expenses:
Net losses and loss adjustment expenses	229,354	166,229	63,125	38.0%
Member benefit claims	60,055	42,882	17,173	40.0%
Commission expense	289,149	244,876	44,273	18.1%
Employee compensation and benefits	52,323	42,088	10,235	24.3%
Interest expense	12,661	10,139	2,522	24.9%
Depreciation and amortization	10,132	8,955	1,177	13.1%
Other expenses	49,585	37,438	12,147	32.4%
Total expenses	$703,259	$552,607	$150,652	27.3%
Income (loss) before taxes (1)	$49,862	$23,753	$26,109	109.9%
Key Performance Metrics:
Gross written premiums and premium equivalents	$1,605,352	$1,195,551	$409,801	34.3%
Return on average equity	20.2%	10.4%
Underwriting ratio	77.8%	77.4%
Expense ratio	13.4%	13.3%
Combined ratio	91.2%	90.7%

Non-GAAP Financial Measures (2):
Adjusted net income	$53,058	$40,062	$12,996	32.4%
Adjusted return on average equity	29.6%	25.5%
(1)    Net income was $36.2 million for the six months ended June 30, 2023 compared to $16.4 million for the six months ended June 30, 2022.
(2)    See “—Non-GAAP Reconciliations” for a discussion of non-GAAP financial measures.

Revenues - Six Months Ended June 30, 2023 compared to 2022

For the six months ended June 30, 2023, total revenues increased 30.7%, to $753.1 million, as compared to $576.4 million for the six months ended June 30, 2022. Earned premiums, net of $535.1 million increased $110.8 million, or 26.1%, driven by growth in specialty E&S and admitted insurance lines. Service and administrative fees of $190.1 million increased by 27.2% driven by growth in vehicle service contract revenues. Ceding commissions of $8.3 million increased by $2.5 million, or 41.9%, in line with growth in ceded premiums. Other revenues increased by $7.4 million, or 107.0%, driven by growth in premium finance product offerings and interest income on cash and cash equivalents.

For the six months ended June 30, 2023, 28.3% of revenues were derived from fees that were not solely dependent upon the underwriting performance of Fortegra’s insurance products, resulting in more diversified earnings. For the six months ended June 30, 2023, 74.6% of fee-based revenues were generated in non-regulated service companies, with the remainder in regulated insurance companies.

For the six months ended June 30, 2023, net investment income was $14.2 million as compared to $6.5 million in the prior year period, primarily driven by growth in investments and the increase in yields. Net realized and unrealized losses were $9.0 million, an improvement of $7.8 million, as compared to net realized and unrealized losses of $16.8 million in the prior year period, primarily driven by the change in fair value of certain equity and other investments carried at fair value.

Expenses - Six Months Ended June 30, 2023 compared to 2022

For the six months ended June 30, 2023, net losses and loss adjustment expenses were $229.4 million, member benefit claims were $60.1 million and commission expense was $289.1 million, as compared to $166.2 million, $42.9 million, and $244.9 million, respectively, for the six months ended June 30, 2022. The increase in net losses and loss adjustment expenses of $63.1 million, or 38.0%, was driven by growth in U.S. and European insurance lines and the shift in business mix toward commercial lines, which tend to have higher loss ratios and lower commission and expense ratios. In addition, the Company experienced unfavorable prior year development of $2.5 million and $0.7 million for the six months ended June 30, 2023 and 2022, respectively, driven by higher-than-expected claim severity from business written by a small group of producers of our personal and commercial lines of business.

The increase in member benefit claims of $17.2 million, or 40.0%, was driven by growth in vehicle service contracts and the impacts of inflation on replacement costs and labor rates. Commission expense increased by $44.3 million, or 18.1%, generally in line with the growth in earned premiums, net and service and administrative fees.

For the six months ended June 30, 2023, employee compensation and benefits were $52.3 million and other expenses were $49.6 million, as compared to $42.1 million and $37.4 million, respectively, for the six months ended June 30, 2022. Employee compensation and benefits increased by $10.2 million, or 24.3%, driven by investments in human capital associated with growth in E&S, admitted and warranty lines. Other expenses increased by $12.1 million, or 32.4%, driven primarily by investment in data science, technology and marketing expenses, and professional fees associated with the acquisition of Premia.

For the six months ended June 30, 2023, interest expense was $12.7 million as compared to $10.1 million for the six months ended June 30, 2022. The increase in interest expense of $2.5 million, or 24.9%, was primarily driven by the rise in short-term interest rates and increased borrowings on Fortegra’s corporate revolver and asset based debt for premium finance lines.

For the six months ended June 30, 2023, depreciation and amortization expense was $10.1 million, including $7.8 million of intangible amortization related to purchase accounting associated with the acquisitions of Fortegra, Smart AutoCare, Sky Auto, ITC and Premia, as compared to $9.0 million, including $8.0 million of intangible amortization from purchase accounting in 2022.

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

The below table shows gross written premiums and premium equivalents by business mix for the three and six months ended June 30, 2023 and 2022:

($ in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
U.S. Insurance	577,124	376,370	1,080,098	783,390
U.S. Warranty Solutions	226,445	182,830	438,392	345,513
Europe	51,454	35,496	86,862	66,648
Total	855,023	594,696	1,605,352	1,195,551

Total gross written premiums and premium equivalents for the three months ended June 30, 2023 were $855.0 million, representing an increase of $260.3 million, or 43.8%. Total gross written premiums and premium equivalents for the six months ended June 30, 2023 were $1,605.4 million, representing an increase of $409.8 million, or 34.3%. The increases in both periods were driven by a combination of factors including expanding Fortegra’s distribution partner network, growing specialty admitted and E&S insurance lines, and increasing penetration in the vehicle service contract sector.

For the three months ended June 30, 2023, U.S. Insurance increased by $200.8 million, or 53.3%, driven by growth in specialty E&S and admitted insurance lines. For the three months ended June 30, 2023, U.S. Warranty Solutions increased by

$43.6 million, or 23.9%, driven by growth in vehicle service contracts. Europe increased by $16.0 million, or 45.0%, driven by growth in auto warranty lines, including contributions from the acquisition of Premia in February 2023.

For the six months ended June 30, 2023, U.S. Insurance increased by $296.7 million, or 37.9%, driven by growth in specialty E&S and admitted insurance lines. For the six months ended June 30, 2023, U.S. Warranty Solutions increased by $92.9 million, or 26.9%, driven by growth in vehicle service contracts. Europe increased by $20.2 million, or 30.3%, driven by growth in auto warranty lines, including contributions from the acquisition of Premia in February 2023.

The growth in gross written premiums and premium equivalents, combined with higher retention in select products as of June 30, 2023, has resulted in an increase of $390.6 million, or 21.6%, in unearned premiums and deferred revenue on the condensed consolidated balance sheets as compared to June 30, 2022. As of June 30, 2023, unearned premiums and deferred revenues were $2.2 billion, as compared to $1.8 billion as of June 30, 2022.

Combined Ratio, Underwriting Ratio and Expense Ratio

Combined ratio is an operating measure, which equals the sum of the underwriting ratio and the expense ratio. Underwriting ratio is the ratio of the GAAP line items net losses and loss adjustment expenses, member benefit claims and commission expense to earned premiums, net, service and administrative fees and ceding commissions and other revenue (excluding interest income on cash and cash equivalents). Expense ratio is the ratio of the GAAP line items employee compensation and benefits and other underwriting, general and administrative expenses to earned premiums, net, service and administrative fees and ceding commissions and other revenue (excluding interest income on cash and cash equivalents).

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

The combined ratio was 90.5% for the three months ended June 30, 2023, which consisted of an underwriting ratio of 76.8% and an expense ratio of 13.7%, as compared to 90.9%, 77.2% and 13.7%, respectively, for the three months ended June 30, 2022. The combined ratio for the quarter decreased by 0.4% as compared to the prior year period, driven by the decrease in the underwriting ratio. The combined ratio was 91.2% for the six months ended June 30, 2023, which consisted of an underwriting ratio of 77.8% and an expense ratio of 13.4%, as compared to 90.7%, 77.4% and 13.3%, respectively, for the six months ended June 30, 2022.

Return on Average Equity

Return on average equity is expressed as the ratio of net income to average stockholders’ equity during the period. Management uses this ratio as a measure of the on-going performance of the totality of the Company’s operations.

Return on average equity was 23.1% for the three months ended June 30, 2023, as compared to 7.0% for the prior year period. Return on average equity was 20.2% for the six months ended June 30, 2023, as compared to 10.4% for the six months ended June 30, 2022. The increase in net income and annualized return on average equity was driven by revenue growth and a consistent combined ratio.

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

The below tables show underwriting and fee revenues and underwriting and fee margin by business mix for the three and six months ended June 30, 2023 and 2022.

	Three Months Ended June 30,
($ in thousands)	Underwriting and Fee Revenues (1)		Underwriting and Fee Margin (1)
	2023	2022	2023	2022
U.S. Insurance	$273,369	$218,457	$58,015	$40,686
U.S. Warranty Solutions	79,635	67,439	19,010	22,214
Europe	26,964	14,696	12,510	5,574
Total	$379,968	$300,592	$89,535	$68,474
(1)    See “—Non-GAAP Reconciliations” for a discussion of non-GAAP financial measures.

Underwriting and fee revenues were $380.0 million for the three months ended June 30, 2023 as compared to $300.6 million for the three months ended June 30, 2022. Total underwriting and fee revenues increased $79.4 million, or 26.4%, driven by growth in all business lines. The increase in U.S. Insurance was $54.9 million, or 25.1%, driven by growth in specialty E&S and admitted insurance lines. The increase in U.S. Warranty Solutions was $12.2 million, or 18.1%, driven by growth in vehicle service contracts and premium finance offerings. Europe increased by $12.3 million, or 83.5%, driven by growth in auto warranty and the acquisition of Premia.

Underwriting and fee margin was $89.5 million for the three months ended June 30, 2023 as compared to $68.5 million for the three months ended June 30, 2022. Total underwriting and fee margin increased $21.1 million, or 30.8%, driven U.S. Insurance and Europe. U.S. Insurance grew by $17.3 million, or 42.6%, driven by revenue growth in admitted and E&S lines. U.S. Warranty Solutions decreased by $3.2 million, or 14.4%, driven by increased member benefit claims associated with the impacts of inflation on replacement costs and labor rates. Europe increased by 124.4%, driven by growth in vehicle service contracts.

	Six Months Ended June 30,
($ in thousands)	Underwriting and Fee Revenues (1)		Underwriting and Fee Margin (1)
	2023	2022	2023	2022
U.S. Insurance	$547,606	$429,445	$107,000	$80,565
U.S. Warranty Solutions	158,763	128,488	44,984	41,655
Europe	41,541	28,664	17,368	10,390
Total	$747,910	$586,597	$169,352	$132,610
(1)    See “—Non-GAAP Reconciliations” for a discussion of non-GAAP financial measures.

Underwriting and fee revenues were $747.9 million for the six months ended June 30, 2023 as compared to $586.6 million for the six months ended June 30, 2022. Total underwriting and fee revenues increased $161.3 million, or 27.5%, driven by growth in all business lines. The increase in U.S. Insurance was $118.2 million, or 27.5%, driven by growth in specialty E&S and admitted insurance lines. The increase in U.S. Warranty Solutions was $30.3 million, or 23.6%, driven by growth in vehicle service contracts and premium finance offerings. Europe increased by $12.9 million, or 44.9%, driven by growth in vehicle service contracts and the acquisition of Premia.

Underwriting and fee margin was $169.4 million for the six months ended June 30, 2023 as compared to $132.6 million for the six months ended June 30, 2022. Total underwriting and fee margin increased $36.7 million, or 27.7%, driven by growth in all product lines. U.S. Insurance grew by $26.4 million, or 32.8%, driven by revenue growth in specialty E&S and admitted lines. U.S. Warranty Solutions increased by $3.3 million, or 8.0%, driven by growth in vehicle service contracts, partially offset by increased member benefit claims associated with the impacts of inflation on replacement costs and labor rates. Europe increased by 67.2%, driven by growth in vehicle service contracts.

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

For the three months ended June 30, 2023, adjusted net income and adjusted return on average equity were $30.1 million and 32.4%, respectively, as compared to $18.9 million and 24.5%, respectively, for the three months ended June 30, 2022. For the six months ended June 30, 2023, adjusted net income and adjusted return on average equity were $53.1 million and 29.6%, respectively, as compared to $40.1 million and 25.5%, respectively, for the six months ended June 30, 2022. The improvement of adjusted net income was driven by the growth in underwriting and fee revenues and improved net investment income in both periods.

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

For the three months ended June 30, 2023, net investment income was $9.1 million as compared to $3.4 million in the prior year period, driven by growth in investments and increasing yields. Net realized and unrealized losses were $4.4 million, compared to losses of $10.1 million in the prior year period, both driven by realized and unrealized losses on certain equity securities and other investments, including fixed income securities carried at fair value. Unrealized losses on AFS securities impacting OCI for the three months ended June 30, 2023 were $3.6 million, driven by the increase in yields (yields and bonds prices are inversely related) and corresponding impact to the fair value of investments.

For the six months ended June 30, 2023, net investment income was $14.2 million as compared to $6.5 million in the prior year period, driven by growth in investments and increasing yields. Net realized and unrealized losses were $9.0 million, compared to losses of $16.8 million in the prior year period, both driven by realized and unrealized losses on certain equity securities and other investments, including fixed income securities carried at fair value. Unrealized gains on AFS securities impacting OCI for the six months ended June 30, 2023 were $5.9 million, driven by positive fair value adjustments on U.S. Treasury securities and other investments.

Tiptree Capital

Tiptree Capital consists of our Mortgage segment, which includes the operating results of Reliance, our mortgage business, and Tiptree Capital - Other, which consists of our other non-insurance operating businesses and investments. As of June 30, 2023, Tiptree Capital - Other includes our Invesque shares and other investments.
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
We are an approved seller/servicer for Fannie Mae and Freddie Mac. We are also an approved issuer and servicer for Ginnie

Mae. We originate residential mortgage loans through our retail distribution channel (directly to consumers) in 39 states and the District of Columbia as of June 30, 2023.

The following tables present the Mortgage segment results for the following periods:

Results of Operations

($ in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenues:
Net realized and unrealized gains (losses)	$12,141	$13,450	$19,248	$33,864
Other revenue	4,926	4,739	9,380	9,726
Total revenues	$17,067	$18,189	$28,628	$43,590
Expenses:
Employee compensation and benefits	$9,733	$11,195	$17,953	$25,620
Interest expense	464	315	848	641
Depreciation and amortization	160	214	332	428
Other expenses	5,398	6,441	10,748	12,611
Total expenses	$15,755	$18,165	$29,881	$39,300
Income (loss) before taxes	$1,312	$24	$(1,253)	$4,290

Key Performance Metrics:
Origination volumes	$227,895	$306,752	$430,730	$661,165
Gain on sale margins	4.8%	4.7%	4.8%	4.5%
Return on average equity	7.6%	0.3%	(3.5)%	11.3%

Non-GAAP Financial Measures (1):
Adjusted net income (1)	$(209)	$(1,183)	$(1,062)	$(2,739)
Adjusted return on average equity (1)	(1.6)%	(8.2)%	(3.9)%	(9.3)%
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

Revenues - Three and Six Months Ended June 30, 2023 compared to 2022

For the three months ended June 30, 2023, $227.9 million of loans were funded, compared to $306.8 million for 2022, a decrease of $78.9 million, or 25.7%, driven by the increase in mortgage interest rates compared to the prior year period. Gain on sale margins increased to 4.8% for the three months ended June 30, 2023, up approximately 10 basis points from 4.7% for the three months ended June 30, 2022. For the six months ended June 30, 2023, $430.7 million of loans were funded, compared to $661.2 million for 2022, a decrease of $230.4 million, or 34.9%, driven by increase in mortgage interest rates compared to the prior year period. Gain on sale margins increased to 4.8% for the six months ended June 30, 2023, up approximately 30 basis points from 4.5% for the six months ended June 30, 2022.

Net realized and unrealized gains for the three months ended June 30, 2023 were $12.1 million, compared to $13.5 million in the prior year period, a decrease of $1.3 million or 9.7%. The primary driver of decreased gain on sale revenues was the decline in volumes. Net realized and unrealized gains for the six months ended June 30, 2023 were $19.2 million, compared to $33.9 million in the prior year period, a decrease of $14.6 million or 43.2%. The primary driver of decreased gain on sale revenues was the decline in volumes and positive fair value adjustment in mortgage servicing rights of $0.1 million in 2023 compared to a positive fair value adjustment of $7.9 million in the prior year period.

Other revenue for the three months ended June 30, 2023 was $4.9 million, compared to $4.7 million in the prior year period, an increase of $0.2 million, or 3.9%. Other revenue for the six months ended June 30, 2023 was $9.4 million, compared to $9.7 million in the prior year period, a decrease of $0.3 million, or 3.6%. As of June 30, 2023, the mortgage servicing asset was $41.9 million, an increase from $41.4 million as of December 31, 2022.

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

Expenses - Three and Six Months Ended June 30, 2023 compared to 2022

For the three months ended June 30, 2023, employee compensation and benefits were $9.7 million, compared to $11.2 million in the prior year period, a decrease of $1.5 million or 13.1%. For the six months ended June 30, 2023, employee compensation and benefits were $18.0 million, compared to $25.6 million in the prior year period, a decrease of $7.7 million or 29.9%. The decrease for both periods was driven primarily by reduced commissions on lower origination volumes.

For the three months ended June 30, 2023, interest expense was at $0.5 million, an increase of $0.1 million, or 47.3%, and for the six months ended June 30, 2023, interest expense was at $0.8 million, an increase of $0.2 million, or 32.3%, with the increases in both periods driven by higher interest rates.

For the three months ended June 30, 2023, other expenses were $5.4 million, compared to $6.4 million in the prior year period, a decrease of $1.0 million and for the six months ended June 30, 2023, other expenses were $10.7 million, compared to $12.6 million in the prior year period, a decrease of $1.9 million, with the decreases driven by a reduction of mortgage operational expenses, including marketing costs.

Income (loss) before taxes

The income before taxes for the three months ended June 30, 2023 was $1.3 million, compared to income before taxes of $24.0 thousand in the prior year period. The loss before taxes for the six months ended June 30, 2023 was $1.3 million, compared to income before taxes of $4.3 million in the prior year period. The decrease was driven by a decline in volumes, partially offset by higher mortgage servicing fees attributable to the larger servicing portfolio.

Tiptree Capital - Other

The following tables present a summary of Tiptree Capital - Other results for the following periods:

Results of Operations

	Three Months Ended June 30,
($ in thousands)	Total revenue		Income (loss) before taxes
	2023	2022	2023	2022
Senior living (Invesque)	$(140)	$(2,668)	$(140)	$(2,668)
Maritime transportation (1)	351	18,764	(913)	13,760
Other (2)	2,563	11,727	2,508	(2,050)
Total	$2,774	$27,823	$1,455	$9,042

	Six Months Ended June 30,
($ in thousands)	Total revenue		Income (loss) before taxes
	2023	2022	2023	2022
Senior living (Invesque)	$(1,545)	$(11,519)	$(1,545)	$(11,519)
Maritime transportation(1)	711	27,626	(723)	16,413
Other (2)	5,228	28,689	5,165	(3,503)
Total	$4,394	$44,796	$2,897	$1,391
(1)    Includes $1.3 million and $5.0 million of expenses related to our Maritime transportation operations for the three months ended June 30, 2023 and 2022, respectively, and $1.4 million and $11.2 million of expenses related to our Maritime transportation operations for the six months ended June 30, 2023 and 2022, respectively.
(2)    Includes our formerly held for sale mortgage originator (Luxury) for the six months ended June 30, 2022, asset management, and certain intercompany elimination transactions.

Revenues

Tiptree Capital - Other earns revenues from the following sources: net interest income; revenues on our formerly held for sale mortgage originator (Luxury); realized and unrealized gains and losses on the Company’s investment holdings (including Invesque); and charter revenues from vessels within the Company’s maritime transportation operations. Subsequent to the sale of our dry bulk and tanker vessels, operations include two smaller vessels and other ancillary assets.

Revenues for the three months ended June 30, 2023 were $2.8 million compared to $27.8 million for 2022 with the decline primarily driven by the deconsolidation of Luxury effective July 1, 2022, sale of five vessels, partially offset by investment gains on securities in the Company’s investment holdings and decreased investment losses on Invesque in 2023 compared to the prior year period. Revenues for the six months ended June 30, 2023 were $4.4 million compared to $44.8 million in the prior year period with the decline driven by the same factors that impacted the quarter.

Income (loss) before taxes

The income before taxes from Tiptree Capital - Other for the three months ended June 30, 2023 was $1.5 million, compared to the income before taxes of $9.0 million in the prior year period. The income before taxes from Tiptree Capital - Other for the six months ended June 30, 2023 was $2.9 million, compared to the income before taxes of $1.4 million in the prior year period. The decrease for both periods was driven by the same factors that impacted revenues.

Adjusted net income - Non-GAAP(1)

($ in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Senior living (Invesque)	$—	$—	$—	$—
Maritime transportation	(812)	4,992	(643)	7,472
Other	1,031	96	2,275	144
Total	$219	$5,088	$1,632	$7,616
(1)    See “—Non-GAAP Reconciliations” for a discussion of non-GAAP financial measures.

Adjusted net income decreased to $0.2 million for the three months ended June 30, 2023 compared to $5.1 million in 2022 and decreased to $1.6 million for the six months ended June 30, 2023 compared to $7.6 million in 2022. The decrease was driven from the sale of five vessels, partially offset by interest income on cash and cash equivalents and U.S. Treasury securities recorded in other income.

Corporate
The following table presents a summary of corporate results for the following periods:

Results of Operations

($ in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Employee compensation and benefits	$2,489	$1,576	$4,444	$3,944
Employee incentive compensation expense	4,350	4,374	10,184	9,037
Interest expense	—	1,981	—	4,224
Depreciation and amortization	353	201	604	399
Other expenses	2,318	5,198	4,427	7,975
Total expenses	$9,510	$13,330	$19,659	$25,579
Corporate expenses include expenses of the holding company for interest expense, employee compensation and benefits, and public company and other expenses. Corporate employee compensation and benefits includes the expense of management, legal and accounting staff. Other expenses primarily consisted of audit and professional fees, insurance, office rent and other related expenses.

Employee compensation and benefits, including incentive compensation expense, were $14.6 million for the six months ended June 30, 2023, compared to $13.0 million for the prior year period, driven by an increase in accrued bonus expense. Of the incentive compensation expense in the six months ended June 30, 2023 and 2022, $3.8 million was stock-based compensation expense. As of June 30, 2023, the Company had no outstanding borrowings at the holding company and therefore incurred no interest expense for the six months ended June 30, 2023 compared to $4.2 million in 2022. Other expenses of $4.4 million decreased by $3.5 million from the six months ended June 30, 2022, primarily driven by decreased consulting and professional fees.

Provision for Income Taxes

The total income tax expense of $11.8 million for the three months ended June 30, 2023 and an expense of $26.6 million for the three months ended June 30, 2022 is reflected as a component of net income (loss). For the three months ended June 30, 2023, the Company’s effective tax rate was equal to 50.0%. The effective rates for the three months ended June 30, 2023 and 2022 were significantly higher than the U.S. statutory income tax rate of 21.0%, primarily due to the impact of outside basis deferred taxes on Tiptree’s investment in Fortegra.

The total income tax expense of $16.8 million for the six months ended June 30, 2023 and an expense of $26.5 million for the six months ended June 30, 2022 is reflected as a component of net income (loss). For the six months ended June 30, 2023, the Company’s effective tax rate was equal to 52.9%. The effective rates for the six months ended June 30, 2023 and 2022 were significantly higher than the U.S. statutory income tax rate of 21.0%, primarily due to the impact of outside basis deferred taxes on Tiptree’s investment in Fortegra.

Tiptree owns less than 80% of Fortegra and is required to record deferred taxes on the outside basis on its investment in Fortegra. This deferred tax liability represents the tax that would be due, before consideration of loss carryforwards, if Tiptree were to sell all of its Fortegra stock at its carrying value on Tiptree’s balance sheet.

As of June 30, 2023, this deferred tax liability relating to Fortegra was $46.3 million, which was an increase of $6.4 million from the year ended December 31, 2022, of which $1.8 million expense was recorded in OCI, $1.2 million benefit was recorded directly in stockholders’ equity, and $5.8 million expense was recorded as a provision for income taxes. As of June 30, 2022, this deferred tax liability was $34.9 million, which was an increase of $34.9 million from the year ended December 31, 2021, of which $14.1 million was recorded directly in stockholders’ equity and $20.8 million was recorded as a provision for income taxes. Excluding the impact of these deferred taxes, the effective tax rates for the six months ended June 30, 2023 and 2022 were 34.6% and 24.4%, respectively.

On August 16, 2022, the U.S. government enacted Public Law no. 117-169, commonly referred to as the Inflation Reduction Act, which, among other things, establishes a corporate minimum tax on book earnings and an excise tax on stock buybacks. It is not expected that this legislation will have a material financial impact on the Company or its operations.

Balance Sheet Information

Tiptree’s total assets were $4,634.4 million as of June 30, 2023, compared to $4,039.6 million as of December 31, 2022. The $594.9 million increase in assets is primarily attributable to the growth in the Insurance segment.

Total stockholders’ equity was $546.1 million as of June 30, 2023, compared to $533.6 million as of December 31, 2022, with the increase primarily driven by comprehensive income for the six months ended June 30, 2023. As of June 30, 2023, there were 36,742,295 shares of common stock outstanding as compared to 36,385,299 shares as of December 31, 2022, with the increase driven by the vesting of share-based incentive compensation and exercise of options.

The following table is a summary of certain balance sheet information:

	As of June 30, 2023
		Tiptree Capital
($ in thousands)	Insurance	Mortgage	Other	Corporate	Total
Total assets	4,313,600	$169,357	$151,141	$351	$4,634,449

Corporate debt	$240,540	$—	$—	$—	$240,540
Asset based debt	68,038	60,982	—	—	129,020

Tiptree Inc. stockholders’ equity (1)	$234,314	$53,800	$147,738	$(33,960)	$401,892
Non-controlling interests:
Fortegra preferred interests	77,679	—	—	—	77,679
Common interests	66,497	—	—	—	66,497
Total stockholders’ equity	$378,490	$53,800	$147,738	$(33,960)	$546,068
(1)    Included in Corporate equity is the deferred tax liability on the outside basis on Tiptree’s investment in Fortegra of $46.3 million as of June 30, 2023.

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

($ in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Total revenues	$384,677	$293,831	$753,121	$576,360
Less: Net investment income	(9,088)	(3,365)	(14,197)	(6,532)
Less: Net realized and unrealized gains (losses)	4,379	10,126	8,986	16,769
Underwriting and fee revenues	$379,968	$300,592	$747,910	$586,597

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

($ in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Income (loss) before income taxes	$30,417	$9,071	$49,862	$23,753
Less: Net investment income	(9,088)	(3,365)	(14,197)	(6,532)
Less: Net realized and unrealized gains (losses)	4,379	10,126	8,986	16,769
Plus: Depreciation and amortization	5,321	4,601	10,132	8,955
Plus: Interest expense	6,580	5,380	12,661	10,139
Plus: Employee compensation and benefits	27,710	20,062	52,323	42,088
Plus: Other expenses	24,216	22,599	49,585	37,438
Underwriting and fee margin	$89,535	$68,474	$169,352	$132,610

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

	Three Months Ended June 30, 2023
		Tiptree Capital
($ in thousands)	Insurance	Mortgage	Other	Corporate	Total
Income (loss) before taxes	30,417	1,312	1,455	(9,510)	$23,674
Less: Income tax (benefit) expense	(8,928)	(306)	(497)	(2,093)	(11,824)
Less: Net realized and unrealized gains (losses)	4,379	(1,588)	(1,063)	—	1,728
Plus: Intangibles amortization (1)	3,895	—	—	—	3,895
Plus: Stock-based compensation expense	488	—	—	1,504	1,992
Plus: Non-recurring expenses	238	—	—	—	238
Plus: Non-cash fair value adjustments	(46)	—	—	—	(46)
Less: Tax on adjustments (2)	(324)	373	324	3,774	4,147
Adjusted net income	$30,119	$(209)	$219	$(6,325)	$23,804

Adjusted net income	$30,119	$(209)	$219	$(6,325)	$23,804
Average stockholders’ equity	$371,843	$53,297	$150,672	$(31,999)	$543,813
Adjusted return on average equity	32.4%	(1.6)%	0.6%	NM%	17.5%

	Three Months Ended June 30, 2022
		Tiptree Capital
($ in thousands)	Insurance	Mortgage	Other	Corporate	Total
Income (loss) before taxes	$9,071	$24	$9,042	$(13,330)	$4,807
Less: Income tax (benefit) expense	(3,670)	12	(1,300)	(21,597)	(26,555)
Less: Net realized and unrealized gains (losses)	10,126	(1,580)	(4,450)	—	4,096
Plus: Intangibles amortization (1)	4,085	—	—	—	4,085
Plus: Stock-based compensation expense	24	—	23	10	57
Plus: Non-recurring expenses	1,449	—	(1,055)	2,108	2,502
Plus: Non-cash fair value adjustments	—	—	2,170	—	2,170
Less: Tax on adjustments (2)	(2,147)	361	658	23,952	22,824
Adjusted net income	$18,938	$(1,183)	$5,088	$(8,857)	$13,986

Adjusted net income	$18,938	$(1,183)	$5,088	$(8,857)	$13,986
Average stockholders’ equity	$309,774	$57,537	$108,019	$(21,082)	$454,248
Adjusted return on average equity	24.5%	(8.2)%	18.8%	NM%	12.3%

	Six Months Ended June 30, 2023
		Tiptree Capital
($ in thousands)	Insurance	Mortgage	Other	Corporate	Total
Income (loss) before taxes	$49,862	$(1,253)	$2,897	$(19,659)	$31,847
Less: Income tax (benefit) expense	(13,675)	307	(760)	(2,718)	(16,846)
Less: Net realized and unrealized gains (losses)	8,986	(145)	(740)	—	8,101
Plus: Intangibles amortization (1)	7,789	—	—	—	7,789
Plus: Stock-based compensation expense	521	—	—	3,786	4,307
Plus: Non-recurring expenses	2,363	—	—	—	2,363
Plus: Non-cash fair value adjustments	(164)	—	—	—	(164)
Less: Tax on adjustments (2)	(2,624)	29	235	6,051	3,691
Adjusted net income	$53,058	$(1,062)	$1,632	$(12,540)	$41,088

Adjusted net income	$53,058	$(1,062)	$1,632	$(12,540)	$41,088
Average stockholders’ equity	$358,600	$54,272	$111,285	$15,665	$539,822
Adjusted return on average equity	29.6%	(3.9)%	2.9%	NM %	15.2%

	Six Months Ended June 30, 2022
		Tiptree Capital
($ in thousands)	Insurance	Mortgage	Other	Corporate	Total
Income (loss) before taxes	$23,753	$4,290	$1,391	$(25,579)	$3,855
Less: Income tax (benefit) expense	(7,334)	(966)	494	(18,663)	(26,469)
Less: Net realized and unrealized gains (losses)	16,769	(7,894)	4,401	—	13,276
Plus: Intangibles amortization (1)	8,031	—	—	—	8,031
Plus: Stock-based compensation expense	2,343	—	23	3,849	6,215
Plus: Non-recurring expenses	1,472	—	(922)	2,108	2,658
Plus: Non-cash fair value adjustments	—	—	3,684	—	3,684
Less: Tax on adjustments (2)	(4,972)	1,831	(1,455)	22,784	18,188
Adjusted net income	$40,062	$(2,739)	$7,616	$(15,501)	$29,438

Adjusted net income	$40,062	$(2,739)	$7,616	$(15,501)	$29,438
Average stockholders’ equity	$314,592	$58,981	$112,190	$(23,001)	$462,762
Adjusted return on average equity	25.5%	(9.3)%	13.6%	NM%	12.7%

The footnotes below correspond to the tables above, under “—Adjusted Net Income - Non-GAAP” and “—Adjusted Return on Average Equity - Non-GAAP”.
(1) Specifically associated with acquisition purchase accounting. See Note (8) Goodwill and Intangible Assets, net.
(2) Tax on adjustments represents the tax applied to the total non-GAAP adjustments and includes adjustments for non-recurring or discrete tax impacts. For the three and six months ended June 30, 2023, included in the adjustment is an add-back of $3.5 million and $5.8 million, respectively, related to deferred tax expense from the WP Transaction. For the three and six months ended June 30, 2022, included in the adjustment is an add-back of $25.5 million related to deferred tax expense from the WP Transaction.

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

($ in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net income (loss) attributable to common stockholders	$5,989	$(22,408)	$4,927	$(23,368)
Plus: net income (loss) attributable to non-controlling interests	5,861	660	10,074	754
Plus: Corporate debt related interest expense(1)	4,896	6,090	9,326	11,967
Plus: Provision (benefit) for income taxes	11,824	26,555	16,846	26,469
Plus: Depreciation and amortization	5,875	6,009	11,128	12,165
Plus: Non-cash fair value adjustments(2)	(87)	1,177	(224)	1,301
Plus: Non-recurring expenses(3)	238	2,502	2,363	2,658
Plus: Other comprehensive income (loss), pre-tax	(815)	(19,182)	11,579	(45,448)
Less: Third party non-controlling interests(4)	(8,159)	54,013	(17,035)	54,013
Adjusted EBITDA	$25,622	$55,416	$48,984	$40,511

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

($ in thousands, except per share information)	As of June 30,
	2023	2022
Total stockholders’ equity	$546,068	$525,340
Less: Non-controlling interests	144,176	134,935
Total stockholders’ equity, net of non-controlling interests	$401,892	$390,405

Total common shares outstanding	36,742	36,305

Book value per share	$10.94	$10.75

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

As of June 30, 2023, cash and cash equivalents, excluding restricted cash, were $372.4 million, compared to $538.1 million at December 31, 2022, a decrease of $165.7 million, primarily driven by an increase in investments, including U.S. Treasury securities and obligations of U.S. government authorities and agencies and equity securities.

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

Corporate Debt

($ in thousands)	Corporate Debt Outstanding as of June 30,		Interest Expense for the three months ended June 30,		Interest Expense for the six months ended June 30,
	2023	2022	2023	2022	2023	2022
Insurance	$240,540	$160,000	$4,896	$3,906	$9,326	$7,352
Corporate	—	—	—	2,185	—	4,615
Total	$240,540	$160,000	$4,896	$6,091	$9,326	$11,967

The balance of the corporate credit facility was repaid during June 2022 as part of the WP Transaction. See Note (10) Debt, net in the notes to condensed consolidated financial statements for details for prior periods.

On October 21, 2022, Fortegra entered into a Second Amended and Restated Credit Agreement by and among Fortegra Financial, and its subsidiary, LOTS Intermediate Co., as borrowers, the lenders from time to time party thereto, certain of Fortegra’s subsidiaries, as guarantors, and Fifth Third Bank, National Association, as the administrative agent and issuing lender (the “Fortegra Credit Agreement”). The Fortegra Credit Agreement provides for a $200 million revolving credit facility, all of which is available for the issuance of letters of credit, with a sub-limit of $25 million for swing loans and matures on October 21, 2027. The increase in corporate debt as of June 30, 2023 was related to the $80.5 million drawn on Fortegra’s revolving credit facility which was used for the acquisition of Premia and general corporate purposes.

Consolidated Comparison of Cash Flows

($ in thousands)	Six Months Ended June 30,
Total cash provided by (used in):	2023	2022
Net cash (used in) provided by:
Operating activities	$36,368	$284,513
Investing activities	(272,593)	(23,611)
Financing activities	80,875	(101,671)
Net increase (decrease) in cash, cash equivalents and restricted cash	$(155,350)	$159,231
Operating Activities

Cash provided by operating activities was $36.4 million for the six months ended June 30, 2023. In 2023, the primary sources of cash from operating activities included growth in insurance premiums written resulting in increases in deferred revenues, unearned premiums, policy liabilities and unpaid claims, reinsurance payables and other liabilities and accrued expenses which were partially offset by increases in notes and accounts receivable and reinsurance receivables.

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

Investing Activities

Cash used in investing activities was $272.6 million for the six months ended June 30, 2023. In 2023, the primary uses of cash were the purchases of investments outpacing the proceeds from the sale of investments, as well as the acquisition of Premia.

Cash used in investing activities was $23.6 million for the six months ended June 30, 2022. In 2022, the primary uses of cash from investing activities were the issuance of notes receivable outpacing proceeds and the acquisition of ITC.

Financing Activities

Cash provided by financing activities was $80.9 million for the six months ended June 30, 2023. In 2023, the cash provided was primarily proceeds from corporate borrowings and mortgage warehouse facilities which exceeded repayments, partially offset by non-controlling interests distributions and the payment of dividends.

Cash provided by financing activities was $101.7 million for the six months ended June 30, 2022. In 2022, principal repayments on mortgage warehouse facilities exceeded proceeds from borrowings, which was partially offset by cash received from the WP Transaction and the exercise of warrants.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 described our Quantitative and Qualitative Disclosures About Market Risk. There were no material changes to the assumptions or risks during the six months ended June 30, 2023.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this report. The Company’s disclosure controls and procedures are designed to provide reasonable assurance that material information is recorded, processed, summarized and reported accurately and on a timely basis. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective.

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

Share repurchase activity for six months ended June 30, 2023 was as follows:

Period	Purchaser	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value ($ in thousands of Shares That May Yet Be Purchased Under the Plans or Programs(1)
April 1, 2023 to April 30, 2023	Tiptree Inc.	—	$—	—
May 1, 2023 to May 31, 2023	Tiptree Inc.	—	$—	—
June 1, 2023 to June 30, 2023	Tiptree Inc.	—	$—	—
	Total	—	$—	—	$11,945

(1)On November 2, 2020, the Board of Directors of Tiptree authorized Tiptree’s Executive Committee to repurchase up to $20 million of its outstanding common stock in the aggregate from time to time.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

The Company held its 2023 Annual Meeting of Stockholders on June 6, 2023 and with respect to proposal 4, say-on-pay frequency vote, the option of “three years” received the highest vote from our shareholders. Based on these results, and consistent with the recommendation of the Company’s board of directors (the “Board”), the Board has determined that the Company will hold an advisory vote on executive compensation every three years.

None of the Company’s directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company’s fiscal quarter ended June 30, 2023.

Tiptree Inc. 2023 Deferred Compensation Plan

Effective August 1, 2023, the Board adopted the Tiptree Inc. 2023 Deferred Compensation Plan (the “DCP”). The DCP is intended to be an “unfunded” plan of deferred compensation payable out of the general assets of the Company and is intended to comply with Section 409A of the Internal Revenue Code of 1986, as amended (“Section 409A”).

The DCP allows our non-employee directors and a select group of senior management or highly compensated employees to defer receipt of certain of their cash and equity-based compensation. Under the DCP, eligible employees may make an irrevocable election to defer up to 100% of their annual base pay and up to 100% of the cash portion of their annual bonuses, non-employee directors may make a similar deferral election with respect to their annual cash retainer and committee fees, and eligible participants may elect to defer certain equity-based awards received under our long-term incentive plans, in each case in accordance with the terms and conditions of the plan.

Participants will be entitled to receive a distribution of vested benefits under the DCP based on the distribution option selected by the participant in his or her compensation deferral agreement, which may be either upon a specified date or upon the participant’s separation from service (including on account of retirement), and the DCP contains additional distribution provisions in the event of a participant’s death or disability or upon a change of control of the Company.

The Company may, at any time, in its sole discretion, terminate, amend or modify the DCP, in whole or in part, except that no such termination, amendment or modification shall, without the participant’s consent, have any adverse effect on a participant’s right to any amounts deemed to be accrued and vested and any plan termination will be undertaken in a manner consistent with Section 409A.

The foregoing description of the DCP is not intended to be complete and is qualified in its entirety by reference to the full text of this document, which is filed as Exhibit 10.1 to this Quarterly Report.

Item 6. Exhibits, Financial Statement Schedules

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Tiptree Inc. has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Tiptree Inc.

Date:	August 2, 2023	By:/s/ Michael Barnes
Michael Barnes
Executive Chairman

Date:	August 2, 2023	By:/s/ Jonathan Ilany
Jonathan Ilany
Chief Executive Officer

Date:	August 2, 2023	By:/s/ Scott McKinney
Scott McKinney
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
10.1	Tiptree Inc. 2023 Deferred Compensation Plan.**
31.1	Certification of Executive Chairman pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.3	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification of Executive Chairman pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
32.2	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
32.3	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
104	Cover page from Tiptree’s Form 10-Q for the quarter ended June 30, 2023 formatted in iXBRL (included in Exhibit 101).

*     Attached as Exhibit 101 to this Quarterly Report on Form 10-Q are the following materials, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets as of June 30, 2023 and December 31, 2022, (ii) the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2023 and 2022, (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss) for the six months ended June 30, 2023 and 2022, (iv) the Condensed Consolidated Statements of Changes in Stockholders’ Equity for the three and six months ended June 30, 2023 and 2022, (v) the Condensed Consolidated Statements of Cash Flows for the three and six months ended June 30, 2023 and 2022 and (vi) the Notes to the Condensed Consolidated Financial Statements.

**    Denotes a management contract or compensatory plan, contract or arrangement.