Form 10-Q
period 2023-09-30
TIPTREE INC.
filed 2023-11-01
CIK 1393726

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly period ended September 30, 2023
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

As of November 1, 2023, there were 36,749,768 shares, par value $0.001, of the registrant’s common stock outstanding.

Tiptree Inc.
Quarterly Report on Form 10-Q
September 30, 2023

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

TIPTREE INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (Unaudited)
(in thousands, except share data)

	As of
	September 30, 2023	December 31, 2022
Assets:
Investments:
Available for sale securities, at fair value, net of allowance for credit losses	$701,238	$611,980
Loans, at fair value	75,975	64,843
Equity securities	63,456	85,776
Other investments	92,835	73,025
Total investments	933,504	835,624
Cash and cash equivalents	514,692	538,065
Restricted cash	22,670	12,782
Notes and accounts receivable, net	664,917	502,311
Reinsurance recoverable	742,032	450,620
Prepaid reinsurance premiums	894,272	725,470
Deferred acquisition costs	539,278	498,925
Goodwill	205,023	186,608
Intangible assets, net	122,609	117,015
Other assets	188,394	172,143
Total assets	$4,827,391	$4,039,563

Liabilities and Stockholders’ Equity
Liabilities:
Debt, net	$323,642	$259,366
Unearned premiums	1,607,022	1,357,436
Policy liabilities and unpaid claims	813,214	567,193
Deferred revenue	678,204	649,150
Reinsurance payable	471,241	305,097
Other liabilities and accrued expenses	390,495	367,748
Total liabilities	$4,283,818	$3,505,990

Stockholders’ Equity:
Preferred stock: $0.001 par value, 100,000,000 shares authorized, none issued or outstanding	$—	$—
Common stock: $0.001 par value, 200,000,000 shares authorized, 36,749,768 and 36,385,299 shares issued and outstanding, respectively	37	36
Additional paid-in capital	380,988	382,645
Accumulated other comprehensive income (loss), net of tax	(40,577)	(39,429)
Retained earnings	55,643	54,113
Total Tiptree Inc. stockholders’ equity	396,091	397,365
Non-controlling interests:
Fortegra preferred interests	77,679	77,679
Common interests	69,803	58,529
Total non-controlling interests	147,482	136,208
Total stockholders’ equity	543,573	533,573
Total liabilities and stockholders’ equity	$4,827,391	$4,039,563

See accompanying notes to condensed consolidated financial statements.

TIPTREE INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations (Unaudited)
(in thousands, except share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenues:
Earned premiums, net	$291,293	$237,877	$826,418	$662,234
Service and administrative fees	100,146	83,423	290,291	232,883
Ceding commissions	2,440	4,023	10,761	9,886
Net investment income	5,416	3,632	19,613	10,164
Net realized and unrealized gains (losses)	1,457	17,159	12,459	50,050
Other revenue	15,762	17,364	43,115	63,007
Total revenues	416,514	363,478	1,202,657	1,028,224
Expenses:
Policy and contract benefits	153,966	121,242	443,375	330,353
Commission expense	153,744	137,559	442,893	382,435
Employee compensation and benefits	45,663	38,210	130,844	142,927
Interest expense	6,716	5,503	20,225	24,837
Depreciation and amortization	6,347	5,549	17,475	17,714
Other expenses	28,937	30,290	94,857	100,978
Total expenses	395,373	338,353	1,149,669	999,244
Income (loss) before taxes	21,141	25,125	52,988	28,980
Less: provision (benefit) for income taxes	12,273	5,068	29,119	31,537
Net income (loss)	8,868	20,057	23,869	(2,557)
Less: net income (loss) attributable to non-controlling interests	6,715	5,834	16,789	6,588
Net income (loss) attributable to common stockholders	$2,153	$14,223	$7,080	$(9,145)

Net income (loss) per common share:
Basic earnings per share	$0.06	$0.39	$0.19	$(0.26)
Diluted earnings per share	$0.04	$0.38	$0.18	$(0.26)

Weighted average number of common shares:
Basic	36,749,199	36,304,385	36,672,120	35,261,659
Diluted	37,684,131	36,783,248	37,569,405	35,261,659

Dividends declared per common share	$0.05	$0.04	$0.15	$0.12

See accompanying notes to condensed consolidated financial statements.

TIPTREE INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net income (loss)	$8,868	$20,057	$23,869	$(2,557)

Other comprehensive income (loss), net of tax:
Change in unrealized gains (losses) on available for sale securities	(9,990)	(18,125)	(4,065)	(56,509)
Change in unrealized currency translation adjustments	(4,234)	(7,191)	1,398	(14,256)
Related (provision) benefit for income taxes	4,412	4,257	1,174	13,420
Other comprehensive income (loss), net of tax	(9,812)	(21,059)	(1,493)	(57,345)
Comprehensive income (loss)	(944)	(1,002)	22,376	(59,902)
Less: comprehensive income (loss) attributable to non-controlling interests	4,254	1,479	16,444	1,421
Comprehensive income (loss) attributable to common stockholders	$(5,198)	$(2,481)	$5,932	$(61,323)

See accompanying notes to condensed consolidated financial statements.

TIPTREE INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)
(in thousands, except shares)

	Common stock						Non-controlling interests
	Number of shares	Par value	Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings	Total Tiptree Inc. stockholders’ equity	Fortegra preferred interests	Common interests	Total stockholders' equity
Balance at December 31, 2022	36,385,299	$36	$382,645	$(39,429)	$54,113	$397,365	$77,679	$58,529	$533,573
Amortization of share-based incentive compensation	—	—	4,711	—	—	4,711	—	1,155	5,866
Vesting of share-based incentive compensation	309,462	1	(350)	—	—	(349)	—	(470)	(819)
Shares issued upon exercise of options	55,007	—	—	—	—	—	—	—	—
Non-controlling interest distributions	—	—	(1,751)	—	—	(1,751)	—	(3,174)	(4,925)
Net change in non-controlling interests and other	—	—	(4,267)	—	—	(4,267)	—	2,106	(2,161)
Common stock dividends declared	—	—	—	—	(5,550)	(5,550)	—	—	(5,550)
Other comprehensive income (loss), net of tax	—	—	—	(1,148)	—	(1,148)	—	(345)	(1,493)
Subsidiary preferred dividends declared	—	—	—	—	(4,787)	(4,787)	—	—	(4,787)
Net income (loss)	—	—	—	—	11,867	11,867	—	12,002	23,869
Balance at September 30, 2023	36,749,768	$37	$380,988	$(40,577)	$55,643	$396,091	$77,679	$69,803	$543,573

Balance at June 30, 2023	36,742,295	$37	$379,741	$(33,226)	$55,340	$401,892	$77,679	$66,497	$546,068
Amortization of share-based incentive compensation	—	—	1,135	—	—	1,135	—	665	1,800
Vesting of share-based incentive compensation	7,473	—	112	—	—	112	—	—	112
Common stock dividends declared	—	—	—	—	(1,850)	(1,850)	—	—	(1,850)
Other comprehensive income (loss), net of tax	—	—	—	(7,351)	—	(7,351)	—	(2,461)	(9,812)
Subsidiary preferred dividends declared	—	—	—	—	(1,613)	(1,613)	—	—	(1,613)
Net income (loss)	—	—	—	—	3,766	3,766	—	5,102	8,868
Balance at September 30, 2023	36,749,768	$37	$380,988	$(40,577)	$55,643	$396,091	$77,679	$69,803	$543,573

TIPTREE INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)
(in thousands, except shares)

	Common stock						Non-controlling interests
	Number of shares	Par value	Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings	Total Tiptree Inc. stockholders’ equity	Fortegra preferred interests	Common interests	Total stockholders' equity
Balance at December 31, 2021	34,124,153	$34	$317,459	$(2,685)	$68,146	$382,954	$—	$17,227	$400,181
Amortization of share-based incentive compensation	—	—	5,086	—	—	5,086	—	728	5,814
Vesting of share-based incentive compensation	281,277	—	(293)	—	—	(293)	—	(1,086)	(1,379)
Shares purchased under stock purchase plan	(158,162)	—	(1,654)	—	—	(1,654)	—	—	(1,654)
Shares issued upon exercise of warrants	1,999,989	2	13,722	—	—	13,724	—	—	13,724
Transfer of liability awards	—	—	4,847	—	—	4,847	—	—	4,847
WP Transactions	—	—	41,092	7,193	—	48,285	77,679	41,044	167,008
Non-controlling interest contributions	—	—	—	—	—	—	—	250	250
Non-controlling interest distributions	—	—	—	—	—	—	—	(3,611)	(3,611)
Net change in non-controlling interests and other	—	—	(63)	—	—	(63)	—	414	351
Common stock dividends declared	—	—	—	—	(4,284)	(4,284)	—	—	(4,284)
Other comprehensive income (loss), net of tax	—	—	—	(52,178)	—	(52,178)	—	(5,167)	(57,345)
Subsidiary preferred dividends declared	—	—	—	—	(1,771)	(1,771)	—	—	(1,771)
Net income (loss)	—	—	—	—	(7,374)	(7,374)	—	4,817	(2,557)
Balance at September 30, 2022	36,247,257	$36	$380,196	$(47,670)	$54,717	$387,279	$77,679	$54,616	$519,574

Balance at June 30, 2022	36,305,016	$36	$379,371	$(30,966)	$41,964	$390,405	$77,679	$57,256	$525,340
Amortization of share-based incentive compensation	—	—	1,486	—	—	1,486	—	108	1,594
Vesting of share-based incentive compensation	10,860	—	120	—	—	120	—	—	120
Shares purchased under stock purchase plan	(68,619)	—	(718)	—	—	(718)	—	—	(718)
Non-controlling interest distributions	—	—	—	—	—	—	—	(3,028)	(3,028)
Net change in non-controlling interests and other	—	—	(63)	—	—	(63)	—	414	351
Common stock dividends declared	—	—	—	—	(1,470)	(1,470)	—	—	(1,470)
Other comprehensive income (loss), net of tax	—	—	—	(16,704)	—	(16,704)	—	(4,355)	(21,059)
Subsidiary preferred dividends declared	—	—	—	—	(1,613)	(1,613)	—	—	(1,613)
Net income (loss)	—	—	—	—	15,836	15,836	—	4,221	20,057
Balance at September 30, 2022	36,247,257	$36	$380,196	$(47,670)	$54,717	$387,279	$77,679	$54,616	$519,574

See accompanying notes to condensed consolidated financial statements.

TIPTREE INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2023	2022
Operating Activities:
Net income (loss) attributable to common stockholders	$7,080	$(9,145)
Net income (loss) attributable to non-controlling interests	16,789	6,588
Net income (loss)	23,869	(2,557)
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Net realized and unrealized (gains) losses	(12,459)	(50,050)
Net (gain) loss on held for sale of business	—	(3,825)
Non-cash compensation expense	5,955	7,911
Amortization/accretion of premiums and discounts	(5,272)	1,017
Depreciation and amortization expense	17,475	17,714
Non-cash lease expense	6,003	6,508
Deferred provision (benefit) for income taxes	26,761	29,339
Amortization of deferred financing costs	825	1,081
Change in fair value of liability classified warrants	(2,611)	—
Other	126	1,123
Changes in operating assets and liabilities:
Mortgage loans originated for sale	(663,669)	(1,942,612)
Proceeds from the sale of mortgage loans originated for sale	676,866	2,195,612
(Increase) decrease in notes and accounts receivable	(142,020)	2,313
(Increase) decrease in reinsurance recoverable	(291,412)	(220,407)
(Increase) decrease in prepaid reinsurance premiums	(168,802)	(93,084)
(Increase) decrease in deferred acquisition costs	(38,936)	(105,826)
(Increase) decrease in other assets	24,664	5,224
Increase (decrease) in unearned premiums	249,586	225,405
Increase (decrease) in policy liabilities and unpaid claims	246,021	181,221
Increase (decrease) in deferred revenue	19,732	93,625
Increase (decrease) in reinsurance payable	166,144	51,630
Increase (decrease) in other liabilities and accrued expenses	(45,280)	(505)
Net cash provided by (used in) operating activities	93,566	400,857
Investing Activities:
Purchases of investments	(1,030,746)	(872,037)
Proceeds from sales and maturities of investments	930,041	944,531
Purchases of property, plant and equipment	(12,503)	(5,314)
Proceeds from the sale of businesses and other assets	—	742
Proceeds from notes receivable	94,749	59,657
Issuance of notes receivable	(106,536)	(83,761)
Business and asset acquisitions, net of cash and deposits	(19,726)	(14,960)
Net cash provided by (used in) investing activities	(144,721)	28,858
Financing Activities:
Dividends paid	(10,284)	(4,705)
Cash received for the exercise of warrants	—	13,724
Net non-controlling interest (redemptions) contributions and other	(13,563)	(5,081)
Issuance of Fortegra Common Stock	—	98,433
Issuance of Fortegra Warrants	—	13,101
Issuance of Fortegra Additional Warrants (Warburg)	—	6,230
Issuance of Fortegra Preferred Stock	—	83,486
Payment of WP Transaction costs	—	(12,848)
Payment of debt issuance costs	(366)	(6)
Proceeds from borrowings and mortgage notes payable	1,083,558	2,114,394
Principal paydowns of borrowings and mortgage notes payable	(1,019,740)	(2,409,398)
Repurchases of common stock and other changes in additional paid-in capital	—	(1,654)
Net cash provided by (used in) financing activities	39,605	(104,324)
Effect of exchange rate changes on cash	(1,935)	(6,833)
Net increase (decrease) in cash, cash equivalents and restricted cash	(13,485)	318,558
Cash, cash equivalents and restricted cash – beginning of period	550,847	195,086
Cash, cash equivalents and restricted cash – beginning of period - held for sale	—	9,360
Cash, cash equivalents and restricted cash – end of period	537,362	523,004
Less: Reclassification of cash to held for sale	—	9,172

TIPTREE INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2023	2022
Cash, cash equivalents and restricted cash – end of period	$537,362	$513,832
Supplemental Schedule of Non-Cash Investing and Financing Activities:
Right of use asset obtained in exchange for lease liability	$3,115	$12,232
Bonds and trade receivables exchanged for corporate loans and equity securities	$—	$19,846
	As of
	September 30, 2023	December 31, 2022
Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$514,692	$538,065
Restricted cash	22,670	12,782
Total cash, cash equivalents and restricted cash shown in the statements of cash flows	$537,362	$550,847
See accompanying notes to condensed consolidated financial statements.

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2023
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

On June 21, 2022, the Company closed the WP Transaction whereby Warburg invested $200,000 in Fortegra in exchange for Fortegra Common Stock, Fortegra Preferred Stock, Fortegra Warrants and Fortegra Additional Warrants. See Note (16) Stockholders’ Equity for additional information regarding the terms of the securities issued in connection with the closing of the WP Transaction. As of September 30, 2023, Fortegra was owned approximately 79.5% by Tiptree Holdings, 17.5% by Warburg and 3.0% by management and directors of Fortegra, before giving effect to the exercise of outstanding warrants and the conversion of outstanding preferred stock.

(2) Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements of Tiptree have been prepared in accordance with generally accepted accounting principles in the United States of America (GAAP) and include the accounts of the Company and its subsidiaries. The condensed consolidated financial statements are presented in U.S. dollars, the main operating currency of the Company. The unaudited condensed consolidated financial statements presented herein should be read in conjunction with the annual audited financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022. In the opinion of management, the accompanying unaudited interim financial information reflects all adjustments, including normal recurring adjustments necessary to present fairly the Company’s financial position, results of operations, comprehensive income and cash flows for each of the interim periods presented. The results of operations for the three and nine months ended September 30, 2023 are not necessarily indicative of the results that may be expected for the full year ending on December 31, 2023.

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
2023-03 Presentation of Financial Statements (Topic 205), Income Statement—Reporting Comprehensive Income (Topic 220), Distinguishing Liabilities
 from Equity (Topic 480), Equity (Topic 505), and Compensation—Stock Compensation
(Topic 718)

Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 120, SEC Staff Announcement at the March 24, 2022 EITF Meeting, and Staff Accounting Bulletin Topic 6.B, Accounting Series Release 280—General Revision of Regulation S-X: Income or Loss Applicable to Common Stock.
		ASU 2023-03 does not provide any new guidance, so there is no transition or effective date.	The amendments do not have a material impact to the Company’s condensed consolidated financial statements.

Recently Issued Accounting Pronouncements, Not Yet Adopted

Standard	Description	Adoption Date	Impact on Financial Statements
2020-04 Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting and 2022-06 Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848	The amendments in these updates provide optional guidance for a limited period to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. The amendments provide optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform if certain criteria are met.	The standard is effective for all entities as of March 12, 2020 through December 31, 2024.	The Company is evaluating its option to adopt the guidance when it is applicable.

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2023
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
September 30, 2023
(in thousands, except share data)

The tables below present the components of revenue, expense, income (loss) before taxes, and assets for our reportable segments as well as Tiptree Capital - Other for the following periods:

	Three Months Ended September 30, 2023
		Tiptree Capital
	Insurance	Mortgage	Other	Total
Total revenues	$406,779	$14,718	$(4,983)	$416,514
Total expenses	(371,057)	(14,359)	(1,511)	(386,927)
Corporate expenses	—	—	—	(8,446)
Income (loss) before taxes	$35,722	$359	$(6,494)	$21,141
Less: provision (benefit) for income taxes				12,273
Net income (loss)				$8,868
Less: net income (loss) attributable to non-controlling interests				6,715
Net income (loss) attributable to common stockholders				$2,153

	Three Months Ended September 30, 2022
		Tiptree Capital
	Insurance	Mortgage	Other	Total
Total revenues	$327,028	$15,611	$20,839	$363,478
Total expenses	(311,724)	(16,551)	(1,762)	(330,037)
Corporate expenses	—	—	—	(8,316)
Income (loss) before taxes	$15,304	$(940)	$19,077	$25,125
Less: provision (benefit) for income taxes				5,068
Net income (loss)				$20,057
Less: net income (loss) attributable to non-controlling interests				5,834
Net income (loss) attributable to common stockholders				$14,223

	Nine Months Ended September 30, 2023
		Tiptree Capital
	Insurance	Mortgage	Other	Total
Total revenue	$1,159,900	$43,346	$(589)	$1,202,657
Total expense	(1,074,316)	(44,240)	(3,008)	(1,121,564)
Corporate expense	—	—	—	(28,105)
Income (loss) before taxes	$85,584	$(894)	$(3,597)	$52,988
Less: provision (benefit) for income taxes				29,119
Net income (loss)				$23,869
Less: net income (loss) attributable to non-controlling interests				16,789
Net income (loss) attributable to common stockholders				$7,080

	Nine Months Ended September 30, 2022
		Tiptree Capital
	Insurance	Mortgage	Other	Total
Total revenues	$903,388	$59,201	$65,635	$1,028,224
Total expenses	(864,331)	(55,851)	(45,167)	(965,349)
Corporate expenses	—	—	—	(33,895)
Income (loss) before taxes	$39,057	$3,350	$20,468	$28,980
Less: provision (benefit) for income taxes				31,537
Net income (loss)				$(2,557)
Less: net income (loss) attributable to non-controlling interests				6,588
Net income (loss) attributable to common stockholders				$(9,145)

The Company conducts its operations primarily in the U.S. with 6.1% and 7.3% of total revenues generated overseas for the three months ended September 30, 2023 and 2022, respectively, and 5.7% and 8.4% for the nine months ended September 30, 2023 and 2022, respectively.

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2023
(in thousands, except share data)

The following table presents the reportable segments, Tiptree Capital - Other and Corporate assets for the following periods:

	As of September 30, 2023					As of December 31, 2022
		Tiptree Capital					Tiptree Capital
	Insurance	Mortgage	Other	Corporate	Total	Insurance	Mortgage	Other	Corporate	Total
Total assets	$4,519,854	$171,701	$135,267	$569	$4,827,391	$3,702,577	$156,122	$86,402	$94,462	$4,039,563

(5) Investments

The following table presents the Company's investments related to insurance operations and other Tiptree investing activities, measured at fair value as of the following periods:

	As of September 30, 2023
		Tiptree Capital
	Insurance	Mortgage	Other	Total
Available for sale securities, at fair value, net of allowance for credit losses	$669,566	$—	$31,672	$701,238
Loans, at fair value	13,888	62,087	—	75,975
Equity securities	26,291	—	37,165	63,456
Other investments	86,290	4,081	2,464	92,835
Total investments	$796,035	$66,168	$71,301	$933,504

	As of December 31, 2022
		Tiptree Capital
	Insurance	Mortgage	Other	Total
Available for sale securities, at fair value, net of allowance for credit losses	$611,980	$—	$—	$611,980
Loans, at fair value	14,312	50,531	—	64,843
Equity securities	72,992	—	12,784	85,776
Other investments	66,163	4,038	2,824	73,025
Total investments	$765,447	$54,569	$15,608	$835,624

Available for Sale Securities, at fair value

A majority of the Company’s investments in Available for Sale Securities, at fair value, net of allowance for credit losses (AFS securities) as of September 30, 2023 and December 31, 2022 are held by subsidiaries in the insurance segment. The following tables present the Company's investments in AFS securities:

	As of September 30, 2023
	Amortized cost	Allowance for Credit Losses(1)	Gross unrealized gains	Gross unrealized losses	Fair value
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$487,001	$—	$448	$(40,654)	$446,795
Obligations of state and political subdivisions	49,889	(1)	—	(4,780)	45,108
Corporate securities	191,425	(331)	—	(13,299)	177,795
Asset backed securities	32,054	(14)	—	(3,832)	28,208
Certificates of deposit	1,724	—	—	—	1,724
Obligations of foreign governments	1,806	—	—	(199)	1,608
Total	$763,899	$(346)	$448	$(62,764)	$701,238

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2023
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

	As of
	September 30, 2023		December 31, 2022
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$243,795	$242,412	$52,265	$51,315
Due after one year through five years	239,551	220,569	300,767	280,965
Due after five years through ten years	38,350	34,686	54,419	49,465
Due after ten years	210,149	175,363	243,789	214,887
Asset backed securities	32,054	28,208	19,596	15,348
Total	$763,899	$701,238	$670,836	$611,980

The following tables present the gross unrealized losses on AFS securities by length of time that individual AFS securities have been in a continuous unrealized loss position for less than twelve months, and twelve months or greater and do not have an allowance for credit losses:

	As of September 30, 2023
	Less Than or Equal to One Year			More Than One Year
	Fair value	Gross unrealized losses	# of Securities(1)	Fair value	Gross unrealized losses	# of Securities(1)
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$205,524	$(12,178)	448	$136,938	$(28,476)	464
Obligations of state and political subdivisions	1,304	(91)	29	43,802	(4,689)	158
Corporate securities	167,158	(12,649)	1,053	10,637	(650)	52
Asset backed securities	2,102	(317)	29	26,107	(3,515)	153
Obligations of foreign governments	—	—	1	1,607	(199)	7
Total	$376,088	$(25,235)	1,560	$219,091	$(37,529)	834

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2023
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
(1)    Presented in whole numbers.

Management believes that it is more likely than not that the Company will be able to hold the fixed maturity AFS securities that were in an unrealized loss position as of September 30, 2023 until full recovery of their amortized cost basis.

The table below presents a roll-forward of the activity in the allowance for credit losses on AFS securities by type as of September 30, 2023:

	Obligations of state and political subdivisions	Corporate securities	Asset backed securities	Obligations of foreign governments	Total
Balance at December 31, 2021	$—	$(241)	$—	$(4)	$(245)
(Increase) in allowance for credit losses	(3)	(109)	(1)	—	(113)
Gains from recoveries of amounts previously written off	—	70	—	2	72
Balance at September 30, 2022	$(3)	$(280)	$(1)	$(2)	$(286)

Balance at December 31, 2022	$(3)	$(183)	$(1)	$(3)	$(190)
(Increase) in allowance for credit losses	—	(287)	(14)	—	(301)
Gains from recoveries of amounts previously written off	2	139	1	3	145
Balance at September 30, 2023	$(1)	$(331)	$(14)	$—	$(346)

The Company applies a discounted cash flow model, based on assumptions and model outputs provided by an investment management company, in determining its lifetime expected credit losses on AFS securities. This includes determining the present value of expected future cash flows discounted at the book yield of the security.

The table below presents the amount of gains from recoveries (credit losses) on AFS securities recorded by the Company for the following period:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net gains from recoveries (credit losses) on AFS securities	$(50)	$35	(156)	(41)

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

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2023
(in thousands, except share data)

	As of
	September 30, 2023	December 31, 2022
Fair value of restricted investments in trust pursuant to reinsurance agreements	$48,092	$34,386
Fair value of restricted investments for special deposits required by state insurance departments	16,681	16,816
Total fair value of restricted investments	$64,773	$51,202

The following table presents additional information on the Company’s AFS securities:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Purchases of AFS securities	$146,512	$12,395	$449,165	$138,738

Proceeds from maturities, calls and prepayments of AFS securities	$231,101	$13,689	$319,100	$51,328

Gross proceeds from sales of AFS securities	$2,578	$—	$42,536	$16,970

The following table presents the gross realized gains and gross realized losses from sales and redemptions of AFS securities:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Gross realized gains	$80	$—	$80	$74
Gross realized (losses)	(78)	—	(3,034)	(184)
Total net realized gains (losses) from investment sales and redemptions	$2	$—	$(2,954)	$(110)
Loans, at fair value

The following table presents the Company’s investments in loans measured at fair value and the Company’s investments in loans measured at fair value pledged as collateral:

	As of September 30, 2023				As of December 31, 2022
	Fair value	Unpaid principal balance (UPB)	Fair value exceeds / (below) UPB	Pledged as collateral	Fair value	Unpaid principal balance (UPB)	Fair value exceeds / (below) UPB	Pledged as collateral
Insurance:
Corporate loans (1)	$13,888	$17,118	$(3,230)	$—	$14,312	$16,032	$(1,720)	$—
Mortgage:
Mortgage loans held for sale (2)	62,087	61,392	695	61,376	50,531	49,361	1,170	50,113
Total loans, at fair value	$75,975	$78,510	$(2,535)	$61,376	$64,843	$65,393	$(550)	$50,113
(1)    The cost basis of Corporate loans was approximately $17,118 and $16,032 at September 30, 2023 and December 31, 2022, respectively.
(2)    As of September 30, 2023, there were three mortgage loans held for sale that were 90 days or more past due. As of December 31, 2022, there were no mortgage loans held for sale that were 90 days or more past due.

Equity Securities

Equity securities consist mainly of publicly traded common and preferred stocks and fixed income exchange traded funds. Included within the equity securities balance are 17.0 million shares of Invesque as of September 30, 2023 and December 31, 2022, for which the Company has elected to apply the fair value option. The following table presents information on the cost and fair value of the Company’s equity securities related to Insurance and Tiptree Capital as of the following periods:

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2023
(in thousands, except share data)

	As of September 30, 2023
	Insurance		Tiptree Capital - Other		Total
	Cost	Fair Value	Cost	Fair Value	Cost	Fair Value
Invesque	$23,339	$1,174	$111,491	$5,619	$134,830	$6,793
Fixed income exchange traded funds	1,339	1,291	—	—	1,339	1,291
Other equity securities	25,749	23,826	29,941	31,546	55,690	55,372
Total equity securities	$50,427	$26,291	$141,432	$37,165	$191,859	$63,456

	As of December 31, 2022
	Insurance		Tiptree Capital - Other		Total
	Cost	Fair Value	Cost	Fair Value	Cost	Fair Value
Invesque	$23,339	$2,670	$111,491	$12,784	$134,830	$15,454
Fixed income exchange traded funds	56,263	56,256	—	—	56,263	56,256
Other equity securities	15,773	14,066	—	—	15,773	14,066
Total equity securities	$95,375	$72,992	$111,491	$12,784	$206,866	$85,776

Other Investments

The following table contains information regarding the Company’s other investments as of the following periods:

	As of September 30, 2023
		Tiptree Capital
	Insurance	Mortgage	Other	Total
Corporate bonds, at fair value (1)	$62,929	$—	$—	$62,929
Debentures	23,234	—	—	23,234
Other	127	4,081	2,464	6,672
Total other investments	$86,290	$4,081	$2,464	$92,835

	As of December 31, 2022
		Tiptree Capital
	Insurance	Mortgage	Other	Total
Corporate bonds, at fair value (1)	$42,080	$—	$—	$42,080
Debentures	23,853	—	—	23,853
Other	230	4,038	2,824	7,092
Total other investments	$66,163	$4,038	$2,824	$73,025

(1)    The cost basis of corporate bonds was $64,656 and $45,630 as of September 30, 2023 and December 31, 2022, respectively.

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2023
(in thousands, except share data)

Net Investment Income - Insurance

Net investment income represents investment income and expense from investments related to insurance operations as disclosed within net investment income on the condensed consolidated statements of operations. The following table presents the components of net investment income by source of income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Interest:
AFS securities	$5,255	$3,094	$16,863	$7,955
Loans, at fair value	168	173	422	514
Other investments	1,758	1,382	5,837	4,240
Dividends from equity securities	39	212	1,339	883
Subtotal	7,220	4,861	24,461	13,592
Less: investment expenses	1,804	1,229	4,848	3,428
Net investment income	$5,416	$3,632	$19,613	$10,164

Other Investment Income - Tiptree Capital
Other investment income represents revenue from non-insurance activities as disclosed within other revenue on the condensed consolidated statements of operations, see Note (15) Other Revenue and Other Expenses. The following tables present the components of other investment income by type:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Interest income from Loans, at fair value (1)	$826	$766	$2,213	$4,652
Loan fee income (1)	4,193	3,998	12,186	14,494
Other	1,072	7,829	2,458	28,337
Other investment income	$6,091	$12,593	$16,857	$47,483
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net realized gains (losses)
Insurance:
Reclass of unrealized gains (losses) on AFS securities from OCI	$2	$—	$(2,954)	$(110)
Net gains from recoveries (credit losses) on AFS securities	(50)	35	(156)	(41)
Net realized gains (losses) on loans	(2,902)	(1,241)	(2,900)	(1,617)
Net realized gains (losses) on equity securities	(1,076)	(1,639)	(1,923)	(4,104)
Net realized gains (losses) on corporate bonds	(695)	(2,937)	(1,919)	(3,049)
Other	1,089	3,951	335	(2,612)
Tiptree Capital
Mortgage:
Net realized gains (losses) on loans	8,848	11,902	29,680	32,475
Other	1,971	663	2,107	13,376
Other:
Net realized gains (losses) on loans (1)	—	—	—	24,403
Net realized gains on vessel sales	—	14,099	—	21,217

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2023
(in thousands, except share data)

Other	—	—	—	762
Total net realized gains (losses)	$7,187	$24,833	$22,270	$80,700

Net unrealized gains (losses)
Insurance:
Net change in unrealized gains (losses) on loans	$2,563	$(783)	$(1,510)	$(467)
Net unrealized gains (losses) on equity securities held at period end	(3,844)	(452)	(2,537)	(5,087)
Reclass of unrealized (gains) losses from prior periods for equity securities sold	410	(1)	(7)	(953)
Other	2,887	(3,316)	2,969	(5,112)
Tiptree Capital
Mortgage:
Net change in unrealized gains (losses) on loans	(287)	(2,104)	(476)	(4,005)
Other	(834)	385	(2,365)	2,866
Other:
Net change in unrealized gains (losses) on loans (1)	—	—	—	(4,513)
Net unrealized gains (losses) on equity securities held at period end	(6,624)	(1,405)	(5,561)	(12,924)
Other	(1)	2	(324)	(455)
Total net unrealized gains (losses)	(5,730)	(7,674)	(9,811)	(30,650)
Total net realized and unrealized gains (losses)	$1,457	$17,159	$12,459	$50,050
(1)    Relates to Loans, at fair value classified as Held for Sale for the periods prior to July 1, 2022.

(6) Notes and Accounts Receivable, net

The following table presents the total notes and accounts receivable, net:

	As of
	September 30, 2023	December 31, 2022
Accounts and premiums receivable, net	$269,202	$142,011
Retrospective commissions receivable	233,351	191,092
Notes receivable, net	131,692	121,419
Trust receivables	2,604	18,455
Other receivables	28,068	29,334
Total notes and accounts receivable, net	$664,917	$502,311

The following table presents the total valuation allowance and bad debt expense for the following periods:

	Valuation allowance		Bad Debt Expense
	As of		Three Months Ended September 30,		Nine Months Ended September 30,
	September 30, 2023	December 31, 2022	2023	2022	2023	2022
Notes receivable, net - premium financing program (1)	$51	$85	$17	$39	$101	$129

Accounts and premiums receivable, net	$134	$94	$2	$9	$14	$54
(1)    As of September 30, 2023 and December 31, 2022, there were $136 and $168 in balances classified as 90 days plus past due, respectively.

(7) Reinsurance Recoverable and Prepaid Reinsurance Premiums

The following table presents the effect of reinsurance on premiums written and earned by our insurance business for the following periods:

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2023
(in thousands, except share data)

	Direct Amount	Ceded to Other Companies	Assumed from Other Companies	Net Amount	Percentage of Amount - Assumed to Net
Three Months Ended September 30, 2023
Premiums written:
Life insurance	$22,161	$11,207	$70	$11,024	0.6%
Accident and health insurance	36,070	24,961	(5,773)	5,336	(108.2)%
Property and liability insurance	463,891	227,785	81,455	317,561	25.7%
Total premiums written	$522,122	$263,953	$75,752	$333,921	22.7%

Premiums earned:
Life insurance	$20,585	$10,186	$63	$10,462	0.6%
Accident and health insurance	34,688	24,071	(5,765)	4,852	(118.8)%
Property and liability insurance	366,462	174,801	84,318	275,979	30.6%
Total premiums earned	$421,735	$209,058	$78,616	$291,293	27.0%

Three Months Ended September 30, 2022
Premiums written:
Life insurance	$24,658	$12,230	$32	$12,460	0.3%
Accident and health insurance	40,433	27,905	187	12,715	1.5%
Property and liability insurance	340,593	193,181	171,707	319,119	53.8%
Total premiums written	$405,684	$233,316	$171,926	$344,294	49.9%

Premiums earned:
Life insurance	$21,176	$10,514	$115	$10,777	1.1%
Accident and health insurance	36,453	25,088	233	11,598	2.0%
Property and liability insurance	284,119	151,756	83,139	215,502	38.6%
Total premiums earned	$341,748	$187,358	$83,487	$237,877	35.1%

Nine Months Ended September 30, 2023
Premiums written:
Life insurance	$59,625	$30,389	$187	$29,423	0.6%
Accident and health insurance	93,840	63,978	6,119	35,981	17.0%
Property and liability insurance	1,294,903	714,195	289,527	870,235	33.3%
Total premiums written	$1,448,368	$808,562	$295,833	$935,639	31.6%

Premiums earned:

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2023
(in thousands, except share data)

	Direct Amount	Ceded to Other Companies	Assumed from Other Companies	Net Amount	Percentage of Amount - Assumed to Net
Life insurance	$61,662	$30,676	$215	$31,201	0.7%
Accident and health insurance	102,407	70,024	6,153	38,536	16.0%
Property and liability insurance	1,013,832	550,089	292,938	756,681	38.7%
Total premiums earned	$1,177,901	$650,789	$299,306	$826,418	36.2%

Nine Months Ended September 30, 2022
Premiums written:
Life insurance	$68,753	$32,052	$127	$36,828	0.3%
Accident and health insurance	108,598	74,230	7,083	41,451	17.1%
Property and liability insurance	936,007	506,664	336,590	765,933	43.9%
Total premiums written	$1,113,358	$612,946	$343,800	$844,212	40.7%

Premiums earned:
Life insurance	$61,657	$30,949	$422	$31,130	1.4%
Accident and health insurance	105,827	72,157	7,274	40,944	17.8%
Property and liability insurance	798,660	428,395	219,895	590,160	37.3%
Total premiums earned	$966,144	$531,501	$227,591	$662,234	34.4%

The following table presents the components of policy and contract benefits, including the effect of reinsurance on losses and loss adjustment expenses (LAE) incurred:

	Direct Amount	Ceded to Other Companies	Assumed from Other Companies	Net Amount	Percentage of Amount - Assumed to Net
Three Months Ended September 30, 2023
Losses and LAE Incurred
Life insurance	$11,386	$6,014	$26	$5,398	0.5%
Accident and health insurance	8,259	6,796	(253)	1,210	(20.9)%
Property and liability insurance	186,371	124,492	56,636	118,515	47.8%
Total losses and LAE incurred	$206,016	$137,302	$56,409	$125,123	45.1%
	Member benefit claims (1)			28,843
	Total policy and contract benefits			$153,966
Three Months Ended September 30, 2022

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2023
(in thousands, except share data)

Losses and LAE Incurred
Life insurance	$13,383	$7,388	$78	$6,073	1.3%
Accident and health insurance	6,855	4,966	488	2,377	20.5%
Property and liability insurance	119,369	87,898	57,906	89,377	64.8%
Total losses and LAE incurred	$139,607	$100,252	$58,472	$97,827	59.8%
	Member benefit claims (1)			23,415
	Total policy and contract benefits			$121,242
Nine Months Ended September 30, 2023
Losses and LAE Incurred
Life insurance	$35,969	$19,436	$82	$16,615	0.5%
Accident and health insurance	21,001	16,391	5,560	10,170	54.7%
Property and liability insurance	464,299	314,394	177,787	327,692	54.3%
Total losses and LAE incurred	$521,269	$350,221	$183,429	$354,477	51.7%
	Member benefit claims (1)			88,898
	Total policy and contract benefits			$443,375
Nine Months Ended September 30, 2022
Losses and LAE Incurred
Life insurance	$40,993	$22,158	$424	$19,259	2.2%
Accident and health insurance	24,826	19,304	6,581	12,103	54.4%
Property and liability insurance	333,582	234,440	133,552	232,694	57.4%
Total losses and LAE incurred	$399,401	$275,902	$140,557	$264,056	53.2%
	Member benefit claims (1)			66,297
	Total policy and contract benefits			$330,353
(1)    Member benefit claims are not covered by reinsurance.

The following table presents the components of the reinsurance recoverable:

	As of
	September 30, 2023	December 31, 2022
Ceded claim reserves:
Life insurance	$4,244	$3,965
Accident and health insurance	22,186	19,408
Property and liability insurance	367,091	243,726
Total ceded claim reserves recoverable	393,521	267,099
Other reinsurance settlements recoverable	348,511	183,521
Total reinsurance receivables	$742,032	$450,620

The following table presents the components of prepaid reinsurance premiums.

	As of
	September 30, 2023	December 31, 2022
Prepaid reinsurance premiums:
Life insurance (1)	$74,942	$75,553
Accident and health insurance (1)	75,672	81,718
Property and liability insurance	743,658	568,199
Total prepaid reinsurance premiums	$894,272	$725,470
(1)    Including policyholder account balances ceded.
The following table presents the aggregate amount included in reinsurance receivables that is comprised of the three largest receivable balances from non-affiliated reinsurers:

As of
September 30, 2023
Total of the three largest receivable balances from non-affiliated reinsurers	$161,714

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2023
(in thousands, except share data)

As of September 30, 2023, the non-affiliated reinsurers from whom our insurance business has the largest receivable balances were: Allianz Global Corporate & Specialty SE (A.M. Best Rating: A+ rated), Accredited Insurance (Europe) Limited (A.M. Best Rating A-) and Sidecars Reinsurance Company, Inc. (A.M. Best Rating: Not Rated). A majority of the related receivables from these reinsurers are collateralized by assets on hand and letters of credit; receivable balances from authorized reinsurers do not require collateral. Allianz Global Corporate & Specialty SE is an authorized reinsurer in the states in which Fortegra’s U.S. based insurance entities are domiciled. The Company monitors authorization status and A.M. Best ratings of its reinsurers periodically. As of September 30, 2023, the Company does not believe there is a risk of loss due to the concentration of credit risk in the reinsurance program given the collateralization.

(8) Goodwill and Intangible Assets, net

The following table presents identifiable finite and indefinite-lived intangible assets, accumulated amortization, and goodwill by operating segment and/or reporting unit, as appropriate:

	As of September 30, 2023			As of December 31, 2022
Finite-Lived Intangible Assets:	Insurance	Other	Total	Insurance	Other	Total

Customer relationships	$162,026	$—	$162,026	$149,835	$—	$149,835
Accumulated amortization	(71,128)	—	(71,128)	(60,401)	—	(60,401)
Trade names	16,165	800	16,965	15,028	800	15,828
Accumulated amortization	(8,094)	(660)	(8,754)	(7,039)	(600)	(7,639)
Software licensing	17,034	640	17,674	12,386	640	13,026
Accumulated amortization	(9,654)	(640)	(10,294)	(9,084)	(640)	(9,724)
Insurance policies and contracts acquired	36,500	—	36,500	36,500	—	36,500
Accumulated amortization	(36,474)	—	(36,474)	(36,374)	—	(36,374)
Other	1,069	—	1,069	751	—	751
Accumulated amortization	(464)	—	(464)	(276)	—	(276)
Total finite-lived intangible assets	106,980	140	107,120	101,326	200	101,526
Indefinite-Lived Intangible Assets: (1)
Insurance licensing agreements	13,761	—	13,761	13,761	—	13,761
Other	—	1,728	1,728	—	1,728	1,728
Total indefinite-lived intangible assets	13,761	1,728	15,489	13,761	1,728	15,489
Total intangible assets, net	$120,741	$1,868	$122,609	$115,087	$1,928	$117,015

Goodwill	203,315	1,708	205,023	184,900	1,708	186,608
Total goodwill and intangible assets, net	$324,056	$3,576	$327,632	$299,987	$3,636	$303,623
(1)    Impairment tests are performed at least annually on indefinite-lived intangible assets.

Goodwill

The following table presents the activity in goodwill, by operating segment and/or reporting unit, as appropriate, and includes the adjustments made to the balance of goodwill to reflect the effect of the final valuation adjustments made for acquisitions, as well as the reduction to any goodwill attributable to impairment related charges:

	Insurance	Other	Total
Balance at December 31, 2022	$184,900	$1,708	$186,608
Goodwill acquired (1)	18,359	—	18,359
Foreign currency translation and other	56	—	56
Balance at September 30, 2023	$203,315	$1,708	$205,023
(1)    See Note (3) Acquisitions for more information.

The Company conducts annual impairment tests of its goodwill as of October 1. For the three and nine months ended September 30, 2023 and 2022, no impairments were recorded on the Company’s goodwill.

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2023
(in thousands, except share data)

Intangible Assets, net

The following table presents the activity, by operating segment and/or reporting unit, as appropriate, in finite and indefinite-lived other intangible assets and includes the adjustments made to the balance to reflect the effect of any final valuation adjustments made for acquisitions, as well as any reduction attributable to impairment-related charges:

	Insurance	Other	Total
Balance at December 31, 2022	$115,087	$1,928	$117,015
Intangible assets acquired (1)	18,152	—	18,152
Amortization expense	(12,668)	(60)	(12,728)
Foreign currency translation and other	170	—	170
Balance at September 30, 2023	$120,741	$1,868	$122,609
(1)    See Note (3) Acquisitions for more information.

The following table presents the amortization expense on finite-lived intangible assets for the following periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Amortization expense on intangible assets	$4,879	$4,129	$12,728	$12,274

For the three and nine months ended September 30, 2023 and 2022, no impairments were recorded on the Company’s intangible assets.

The following table presents the amortization expense on finite-lived intangible assets for the next five years and thereafter by operating segment and/or reporting unit, as appropriate:

	As of September 30, 2023
	Insurance	Other	Total
Remainder of 2023	$4,253	$20	$4,273
2024	15,354	80	15,434
2025	13,240	40	13,280
2026	10,894	—	10,894
2027	9,543	—	9,543
2028 and thereafter	54,442	—	54,442
Total (1)	$107,726	$140	$107,866
(1)    Does not include foreign currency translation adjustment of $(746) as of September 30, 2023.

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
September 30, 2023
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

The following table presents the gross notional and fair value amounts of derivatives (on a gross basis) categorized by underlying risk:

	As of September 30, 2023			As of December 31, 2022
	Notional values	Asset derivatives	Liability derivatives	Notional values	Asset derivatives	Liability derivatives
Interest rate lock commitments	$160,957	$3,002	$—	$147,963	$3,652	$—
Forward delivery contracts	24,999	62	15	32,160	112	39
TBA mortgage-backed securities	165,600	1,017	155	133,500	273	141
Fortegra Additional Warrants (Warburg)(1)	—	—	2,680	—	—	5,291
Other	13,144	127	14	13,427	230	7,730
Total	$364,700	$4,208	$2,864	$327,050	$4,267	$13,201
(1) See Note (16) Stockholders’ Equity for additional information.

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2023
(in thousands, except share data)

(10) Debt, net

The following table presents the balance of the Company’s debt obligations, net of discounts and deferred financing costs for our corporate and asset based debt. Asset based debt is generally recourse only to specific assets and related cash flows.

	As of September 30, 2023
Corporate debt	Insurance	Mortgage	Total
Secured revolving credit agreements (1)	$46,000	$—	$46,000
Preferred trust securities (LIBOR + 4.10%)	35,000	—	35,000
8.50% Junior subordinated notes	125,000	—	125,000
Total corporate debt	206,000	—	206,000

Asset based debt
Asset based revolving financing (SOFR + 2.75%)	65,538	—	65,538
Residential mortgage warehouse borrowings (1.75% to 2.50% over SOFR; 2.00% to 3.00% over BSBY) (2)(3)	—	60,361	60,361
Total asset based debt	65,538	60,361	125,899
Total debt, face value	271,538	60,361	331,899
Unamortized deferred financing costs	(8,068)	(189)	(8,257)
Total debt, net	$263,470	$60,172	$323,642

	As of December 31, 2022
Corporate debt	Insurance	Mortgage	Total
Secured revolving credit agreements (1)	$—	$—	$—
Preferred trust securities (LIBOR + 4.10%)	35,000	—	35,000
8.50% Junior subordinated notes	125,000	—	125,000
Total corporate debt	160,000	—	160,000

Asset based debt
Asset based revolving financing (LIBOR + 2.75%)	60,628	—	60,628
Residential mortgage warehouse borrowings (1.88% to 2.50% over SOFR; 2.00% to 3.00% over BSBY) (2)(3)	—	47,454	47,454
Total asset based debt	60,628	47,454	108,082
Total debt, face value	220,628	47,454	268,082
Unamortized deferred financing costs	(8,703)	(13)	(8,716)
Total debt, net	$211,925	$47,441	$259,366
(1)    The secured credit agreements include separate tranches with multiple rate structures that are adjustable based on Fortegra’s senior leverage ratio, which as of September 30, 2023 and December 31, 2022 was SOFR + 1.50%.
(2)    As of September 30, 2023, included (i) a $60,000 line of credit at 2.00%, 2.50% and 3.00% over the BSBY rate with a BSBY floor of 0.5%,(ii) a $50,000 line of credit at 1.75%, 2.00% and 2.50% over the one month SOFR rate, and (iii) a $65,000 line of credit at 1.75% and 2.25% over the one month SOFR rate, with a floor of 4.00%. The balance credit rate on the $50,000 line of credit was 25 basis points lower than the floor. As of December 31, 2022, included (i) a $60,000 line of credit at 2.00%, 2.50% and 3.00% over the BSBY rate with a BSBY floor of 0.5% and (ii) a $50,000 line of credit at 1.875%, 2.00% and 2.50% over the one month SOFR rate. The balance credit rate on the $50,000 line of credit was 25 basis points lower than the floor.
(3)    The weighted average coupon rate for residential mortgage warehouse borrowings was 7.21% and 6.31% at September 30, 2023 and December 31, 2022, respectively.

The following table presents the amount of interest expense the Company incurred on its debt for the following periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Total Interest expense - corporate debt	$4,732	$3,592	$14,058	$15,559
Total Interest expense - asset based debt	1,984	1,857	6,167	8,992
Interest expense on debt	$6,716	$5,449	$20,225	$24,551

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2023
(in thousands, except share data)

The following table presents the contractual principal payments and future maturities of the unpaid principal balance on the Company’s debt for the following periods:

As of September 30, 2023
Remainder of 2023	$65,538
2024	60,361
2025	—
2026	—
2027	46,000
2028 and thereafter	160,000
Total	$331,899

The following narrative is a summary of certain terms of our debt agreements for the period ended September 30, 2023:
Corporate Debt

Secured Revolving Credit Agreements

As of September 30, 2023 and December 31, 2022, a total of $46,000 and $0, respectively, was outstanding under the revolving line of credit in our insurance business. The maximum borrowing capacity under the agreements as of September 30, 2023 was $200,000.

Asset Based Debt

Asset Based Revolving Financing

On January 31, 2023, subsidiaries of Fortegra amended the asset based revolving financing to increase the revolving commitment to $100,000 and transition to SOFR. As of September 30, 2023 and December 31, 2022, a total of $65,538 and $60,628, respectively, was outstanding under the borrowing related to our premium finance offerings in our insurance business.

Residential Mortgage Warehouse Borrowings

In January 2023, a $60,000 warehouse line of credit was renewed and the maturity date was extended from January 2023 to January 2024. In June 2023, the Company received notification that one of its warehouse lending partners was exiting the warehouse lending market. In October 2023, the line was terminated and repaid in full. The Company entered into a new $65,000 warehouse line of credit on September 20, 2023 with similar terms with a maturity date of August 2024.

As of September 30, 2023 and December 31, 2022, a total of $60,361 and $47,454, respectively, was outstanding under such financing agreements.

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
September 30, 2023
(in thousands, except share data)

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

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2023
(in thousands, except share data)

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

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2023
(in thousands, except share data)

The following tables present the Company’s fair value hierarchies for financial assets and liabilities, measured on a recurring basis:

	As of September 30, 2023
	Quoted prices in active markets Level 1	Other significant observable inputs Level 2	Significant unobservable inputs Level 3	Fair value
Assets:
Available for sale securities, at fair value:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$—	$446,796	$—	$446,796
Obligations of state and political subdivisions	—	45,108	—	45,108
Obligations of foreign governments	—	1,607	—	1,607
Certificates of deposit	1,724	—	—	1,724
Asset backed securities	—	28,199	9	28,208
Corporate securities	—	177,795	—	177,795
Total available for sale securities, at fair value	1,724	699,505	9	701,238

Loans, at fair value:
Corporate loans	—	4,691	9,197	13,888
Mortgage loans held for sale	—	62,087	—	62,087
Total loans, at fair value	—	66,778	9,197	75,975

Equity securities:
Invesque	6,793	—	—	6,793
Fixed income ETFs	1,291	—	—	1,291
Other equity securities	49,092	—	6,280	55,372
Total equity securities	57,176	—	6,280	63,456

Other investments, at fair value:
Corporate bonds	—	62,929	—	62,929
Derivative assets	—	1,194	3,014	4,208
Total other investments, at fair value	—	64,123	3,014	67,137

Mortgage servicing rights (1)	—	—	43,458	43,458

Total	$58,900	$830,406	$61,958	$951,264

Liabilities: (2)
Securities sold, not yet purchased	$923	$33,481	$—	$34,404
Derivative liabilities	—	182	2	184
Fortegra Additional Warrants (Warburg)	—	—	2,680	2,680
Contingent consideration payable	—	—	2,928	2,928
Total	$923	$33,663	$5,610	$40,196
(1)    Included in other assets. See Note (14) Other Assets and Other Liabilities and Accrued Expenses.
(2)    Included in other liabilities and accrued expenses. See Note (14) Other Assets and Other Liabilities and Accrued Expenses.

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2023
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
September 30, 2023
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

The following table presents additional information about assets that are measured at fair value on a recurring basis for which the Company has utilized Level 3 inputs to determine fair value for the following periods:

	For the Nine Months Ended September 30,
	2023	2022
Balance at January 1,	$63,590	$61,443
Net realized and unrealized gains or losses included in:
Earnings	(3,610)	8,572
OCI	2,563	305
Origination of IRLCs	33,185	42,722
Purchases	31	—
Sales and repayments	(6)	(3,802)
Conversions to mortgage loans held for sale	(33,835)	(48,731)
Settlement of trade claims	—	(19,169)
Exchange of bonds for term loans	—	12,243
Exchange of trade receivables for equity securities	—	7,104
Transfer out of Level 3	(41)	—
Conversions to real estate owned	81	—
Balance at September 30,	$61,958	$60,687

Changes in unrealized gains (losses) included in earnings related to assets still held at period end	$(8,610)	$(5,171)
Changes in unrealized gains (losses) included in OCI related to assets still held at period end	$2,563	$(395)
The following table presents the range and weighted average (WA) used to develop significant unobservable inputs for the fair value measurements of Level 3 assets and liabilities.

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2023
(in thousands, except share data)

	As of				As of
	September 30, 2023	December 31, 2022	Valuation technique	Unobservable input(s)	September 30, 2023				December 31, 2022
Assets	Fair value				Range			WA (1)	Range			WA (1)
IRLCs	$3,002	$3,652	Internal model	Pull through rate	45%	to	95%	59%	55%	to	95%	65%
Mortgage servicing rights	43,458	41,426	External model	Discount rate	10%	to	13%	10%	9%	to	14%	9%
				Cost to service	$65	to	$80	$73	$65	to	$80	$72
				Prepayment speed	3%	to	100%	9%	4%	to	85%	9%
Equity securities	6,280	6,837	Internal model	Forecast EBITDAR	$1,039,000	to	$1,422,000	N/A	$728,000	to	$1,039,000	N/A
Corporate loans	9,197	11,208	External/Internal model	Bid marks/EBITDA	$74	to	$75	$74.5	$170,000			N/A
Total	$61,937	$63,123

Liabilities
Fortegra Additional Warrants (Warburg)	$2,680	$5,291	External Model	Discount rate	3%	to	5%	4.6%	3%	to	5%	3.3%
				Implied Equity Volatility	40%	to	50%	45%	40%	to	50%	45%
Contingent consideration payable	2,928	2,904	Cash Flow model	Forecast Cash EBITDA	$2,500	to	$4,000	N/A	$2,500	to	$4,000	N/A
				Forecast Underwriting EBITDA	$—	to	$2,000	N/A	$—	to	$2,000	N/A
Total	$5,608	$8,195

(1)    Unobservable inputs were weighted by the relative fair value of the instruments.

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2023
(in thousands, except share data)

The following table presents the carrying amounts and estimated fair values of financial assets and liabilities that are not recorded at fair value and their respective levels within the fair value hierarchy:

	As of September 30, 2023			As of December 31, 2022
	Level within fair value hierarchy	Fair value	Carrying value	Level within fair value hierarchy	Fair value	Carrying value
Assets:
Debentures (1)	2	$23,234	$23,234	2	$23,853	$23,853
Notes receivable, net	2	131,692	131,692	2	121,419	121,419
Total assets		$154,926	$154,926		$145,272	$145,272

Liabilities:
Debt	3	$324,712	$331,899	3	$262,932	$268,082
Total liabilities		$324,712	$331,899		$262,932	$268,082
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
September 30, 2023
(in thousands, except share data)

(12) Liability for Unpaid Claims and Claim Adjustment Expenses

Roll forward of Claim Liability

The following table presents the activity in the net liability for unpaid losses and allocated loss adjustment expenses of short duration contracts for the following periods:

	For the Nine Months Ended September 30,
	2023	2022
Policy liabilities and unpaid claims balance as of January 1,	$567,193	$331,703
Less: liabilities of policy-holder account balances, gross	(1,923)	(801)
Less: non-insurance warranty benefit claim liabilities	(140)	(10,785)
Gross liabilities for unpaid losses and loss adjustment expenses	565,130	320,117
Less: reinsurance recoverable on unpaid losses - short duration	(266,889)	(165,129)
Less: other lines, gross	(184)	(576)
Net balance as of January 1, short duration	298,057	154,412

Incurred (short duration) related to:
Current year	353,167	265,277
Prior years	910	(2,205)
Total incurred	354,077	263,072

Paid (short duration) related to:
Current year	170,949	138,274
Prior years	62,739	18,436
Total paid	233,688	156,710

Net balance as of September 30, short duration	418,446	260,774
Plus: reinsurance recoverable on unpaid losses - short duration	393,333	248,418
Plus: other lines, gross	161	157
Gross liabilities for unpaid losses and loss adjustment expenses	811,940	509,349
Plus: liabilities of policy-holder account balances, gross	1,157	2,715
Plus: non-insurance warranty benefit claim liabilities	117	860
Policy liabilities and unpaid claims balance as of September 30,	$813,214	$512,924

The following schedule reconciles the total short duration contracts per the table above to the amount of total losses incurred as presented in the condensed consolidated statements of operations, excluding the amount for member benefit claims:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Short duration incurred	$125,165	$97,501	$354,077	$263,072
Other lines incurred	(281)	(36)	1	327
Unallocated loss adjustment expenses	239	362	399	657
Total losses incurred	$125,123	$97,827	$354,477	$264,056
During the nine months ended September 30, 2023, the Company experienced unfavorable prior year development of $910, primarily as a result of higher-than-expected claim severity in our commercial lines of business partially offset by favorable development in our personal lines of business as a result of lower-than-expected claim severity.

During the nine months ended September 30, 2022, the Company experienced favorable prior year development of $2,205, primarily as a result of lower-than-expected claim severity in our commercial lines of business.

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
September 30, 2023
(in thousands, except share data)

adverse development emerges quickly and allows for timely reserve strengthening, if necessary, or modifications to our product pricing or offerings.

The unfavorable prior year development of $910 in the nine months ended September 30, 2023 represented 1.1% of our insurance business income before taxes of $85,584 and 0.3% of the opening net liability for losses and loss adjustment expenses of $298,057, as of January 1, 2023.

The favorable prior year development of $2,205 in the nine months ended September 30, 2022 represented 5.6% of our insurance business income before taxes of $39,057, and 1.4% of the opening net liability for losses and loss adjustment expenses of $154,412, as of January 1, 2022.

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

The following table presents the disaggregated amounts of revenue from contracts with customers by product type for the following periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Service and Administrative Fees:
Service contract revenue	$74,844	$56,968	$211,028	$150,788
Motor club revenue	11,158	13,949	35,277	39,724
Other	919	8,826	3,593	33,473
Revenue from contracts with customers	$86,921	$79,743	$249,898	$223,985

Service and Administrative Fees

Service and administrative fees are generated from non-insurance programs including warranty service contracts, motor clubs and other services. Service and administrative fees are recognized consistent with the earnings recognition pattern of the underlying policies, debt cancellation contracts and motor club memberships being administered, using pro rata, Rule of 78’s, modified Rule of 78’s, or other methods as appropriate for the contract. Management selects the appropriate method based on available information, and periodically reviews the selections as additional information becomes available.

Management reviews the financial results under each significant contract on a monthly basis. Any losses that may occur due to a specific contract would be recognized in the period in which the loss is determined to be probable.

We do not disclose information about remaining performance obligations pertaining to contracts that have an original expected duration of one year or less. The transaction price allocated to remaining unsatisfied or partially unsatisfied performance obligations with an original expected duration exceeding one year was not material as of September 30, 2023.

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

The following table presents the activity in the significant deferred assets and liabilities related to revenue from contracts with customers for the following period:

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2023
(in thousands, except share data)

	January 1, 2023			September 30, 2023
	Beginning balance	Additions	Amortization	Ending balance
Deferred acquisition costs
Service and Administrative Fees:
Service contract revenue	$172,129	$91,746	$65,467	$198,408
Motor club revenue	17,142	26,463	27,825	15,780
Total	$189,271	$118,209	$93,292	$214,188

Deferred revenue
Service and Administrative Fees:
Service contract revenue	$581,882	$246,467	$211,028	$617,321
Motor club revenue	22,949	33,063	35,277	20,735
Total	$604,831	$279,530	$246,305	$638,056

For the periods presented, no write-offs for unrecoverable deferred acquisition costs and deferred revenue were recognized.

(14) Other Assets and Other Liabilities and Accrued Expenses

Other Assets

The following table presents the components of other assets as reported in the condensed consolidated balance sheets:

	As of
	September 30, 2023	December 31, 2022
Accrued investment income	$6,041	$3,919
Loans eligible for repurchase	33,982	32,136
Mortgage servicing rights	43,458	41,426
Right of use assets - operating leases	32,666	31,499
Income tax receivable	990	19,790
Furniture, fixtures and equipment, net	29,948	21,829
Due from broker/trustee	25,616	298
Prepaid expenses	11,998	18,526
Other	3,695	2,720
Total other assets	$188,394	$172,143
The following table presents the depreciation expense related to furniture, fixtures and equipment for the following periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Depreciation expense related to furniture, fixtures and equipment	$1,429	$1,032	$4,668	$2,822

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2023
(in thousands, except share data)

Other Liabilities and Accrued Expenses

The following table presents the components of other liabilities and accrued expenses as reported in the condensed consolidated balance sheets:

	As of
	September 30, 2023	December 31, 2022

Accounts payable and accrued expenses	$97,941	$119,394
Loans eligible for repurchase liability	33,982	32,136
Deferred tax liabilities, net	119,192	90,391
Operating lease liabilities	39,900	38,031
Commissions payable	28,030	42,741
Securities sold, not yet purchased	34,404	16,575
Derivative liabilities	2,864	13,201
Other	34,182	15,279
Total other liabilities and accrued expenses	$390,495	$367,748
(15) Other Revenue and Other Expenses

Other Revenue

The following table presents the components of other revenue as reported in the condensed consolidated statement of operations. Other revenue is primarily generated by Tiptree Capital’s non-insurance activities except as noted in the footnote to the table.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Other investment income (1)	$6,091	$12,593	$16,857	$47,483
Other (2)	9,671	4,771	26,258	15,524
Total other revenue	$15,762	$17,364	$43,115	$63,007
(1)    See Note (5) Investments for the components of Other investment income.
(2)    Includes $9,099 and $4,454 for the three months ended September 30, 2023 and 2022, respectively, and $23,418 and $11,371 for the nine months ended September 30, 2023 and 2022, respectively, related to Insurance.

Other Expenses

The following table presents the components of other expenses as reported in the condensed consolidated statement of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
General and administrative	$9,405	$6,677	$28,441	$18,768
Professional fees	6,804	6,678	20,991	21,077
Premium taxes	2,767	5,873	13,920	16,174
Mortgage origination expenses	3,178	4,130	9,398	13,269
Rent and related	4,009	4,384	11,883	13,302
Other	2,774	2,548	10,224	18,388
Total other expenses	$28,937	$30,290	$94,857	$100,978

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2023
(in thousands, except share data)

(16) Stockholders' Equity

Stock Repurchases

The Board of Directors authorized the Company to make repurchases of up to $20,000 of shares of the Company’s outstanding common stock in the aggregate, at the discretion of the Company's Executive Committee. There were no shares repurchased during the nine months ended September 30, 2023. As of September 30, 2023, the remaining repurchase authorization was $11,945.

Dividends

The Company declared cash dividends per share for the following periods presented below:

	Dividends per share for the
	Nine Months Ended September 30,
	2023	2022
First quarter	$0.05	$0.04
Second quarter	0.05	0.04
Third quarter	0.05	0.04
Total cash dividends declared	$0.15	$0.12

Fortegra Non-Controlling Interests

On June 21, 2022, the Company closed the WP Transaction. On that date, Fortegra converted to a Delaware corporation and Warburg made a $200,000 investment in Fortegra in exchange for Fortegra Common Stock, Fortegra Preferred Stock, Fortegra Warrants and Fortegra Additional Warrants. Also, in connection with the closing of the WP Transaction, Tiptree was issued Fortegra Additional Warrants, and management’s interests in LOTS Intermediate were exchanged for interests in Fortegra. As of September 30, 2023, Fortegra was owned approximately 79.5% by Tiptree Holdings, 17.5% by Warburg and 3.0% by management and directors of Fortegra.

Fortegra Preferred Stock

The face amount of the Fortegra Preferred Stock is $80,000. Dividends are cumulative and accrue at a rate of 8% per annum, compounding quarterly. Any quarterly dividend may be paid in cash, at Fortegra’s option. During the nine months ended September 30, 2023, cash dividends declared were $4,787.

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

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2023
(in thousands, except share data)

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

The following table presents the components of non-controlling interests as reported in the condensed consolidated balance sheets:

	As of
	September 30, 2023	December 31, 2022
Fortegra preferred interests	$77,679	$77,679
Fortegra common interests	69,803	55,364
Other third-party common interests	—	3,165
Total non-controlling interests	$147,482	$136,208

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

Statutory Capital and Surplus

The Company’s insurance company subsidiaries must maintain minimum amounts of statutory capital and surplus as required by regulatory authorities, including the NAIC; their capital and surplus levels exceeded respective minimum requirements as of September 30, 2023 and December 31, 2022.

Under the NAIC Risk-Based Capital Act of 1995, a company's Risk-Based Capital (RBC) is calculated by applying certain risk factors to various asset, claim and reserve items. If a company's adjusted surplus falls below calculated RBC thresholds, regulatory intervention or oversight is required. The Company's U.S. domiciled insurance company subsidiaries' RBC levels, as calculated in accordance with the NAIC’s RBC instructions, exceeded all RBC thresholds as of September 30, 2023 and December 31, 2022.

The Company also has a foreign insurance subsidiary that is not subject to SAP. The statutory capital and surplus amounts and statutory net income presented above do not include the foreign insurance subsidiary in accordance with SAP.

Statutory Dividends

The Company’s U.S. domiciled insurance company subsidiaries may pay dividends to the Company, subject to statutory restrictions. Payments in excess of statutory restrictions (extraordinary dividends) to the Company are permitted only with prior approval of the insurance department of the applicable state of domicile. The Company eliminates all dividends from its subsidiaries in the condensed consolidated financial statements. There were no dividends paid to the Company by its U.S. domiciled insurance company subsidiaries for the periods ended September 30, 2023 and 2022.

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2023
(in thousands, except share data)

The following table presents the combined amount available for ordinary dividends of the Company's U.S. domiciled insurance company subsidiaries for the following periods:

	As of
	September 30, 2023	December 31, 2022
Amount available for ordinary dividends of the Company's insurance company subsidiaries	$32,867	$35,145

At September 30, 2023, the maximum amount of dividends that our U.S. domiciled insurance company subsidiaries could pay under applicable laws and regulations without regulatory approval was approximately $32,867. The Company may seek regulatory approval to pay dividends in excess of this permitted amount, but there can be no assurance that the Company would receive regulatory approval if sought.

(17) Accumulated Other Comprehensive Income (Loss) (AOCI)

The following table presents the activity of AFS securities in AOCI, net of tax, for the following periods:

	Unrealized gains (losses) on available for sale securities	Foreign currency translation adjustment	Total AOCI	Amount attributable to non-controlling interests	Total AOCI to Tiptree Inc.
Balance at December 31, 2021	$(2,686)	$—	$(2,686)	$1	$(2,685)
Other comprehensive income (losses) before reclassifications	(43,175)	(14,256)	(57,431)	5,167	(52,264)
Amounts reclassified from AOCI	86	—	86	—	86
WP Transaction	—	—	—	7,193	7,193
OCI	(43,089)	(14,256)	(57,345)	12,360	(44,985)
Balance at September 30, 2022	$(45,775)	$(14,256)	$(60,031)	$12,361	$(47,670)

Balance at December 31, 2022	$(43,043)	$(7,311)	$(50,354)	$10,925	$(39,429)
Other comprehensive income (losses) before reclassifications	(5,126)	1,398	(3,728)	345	(3,383)
Amounts reclassified from AOCI	2,235	—	2,235	—	2,235
OCI	(2,891)	1,398	(1,493)	345	(1,148)
Balance at September 30, 2023	$(45,934)	$(5,913)	$(51,847)	$11,270	$(40,577)

The following table presents the reclassification adjustments out of AOCI included in net income and the impacted line items on the condensed consolidated statement of operations for the following periods:

	Three Months Ended September 30,		Nine Months Ended September 30,		Affected line item in condensed consolidated statements of operations
Components of AOCI	2023	2022	2023	2022
Unrealized gains (losses) on available for sale securities	$2	$—	$(2,954)	$(110)	Net realized and unrealized gains (losses)
Related tax (expense) benefit	—	—	719	24	Provision for income tax
Net of tax	$2	$—	$(2,235)	$(86)

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2023
(in thousands, except share data)

(18) Stock Based Compensation

Tiptree Equity Plans

The table below summarizes changes to the issuances under the Company’s 2017 Omnibus Incentive Equity Plan for the periods indicated, excluding awards granted under the Company’s subsidiary incentive plans that are exchangeable for Tiptree common stock:

2017 Equity Plan	Number of shares
Available for issuance as of December 31, 2022	2,371,977
Restricted Stock Unit, stock and option awards granted	(105,008)
Available for issuance as of September 30, 2023	2,266,969

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

The following table presents changes to the issuances of RSUs and stock awards under the 2017 Omnibus Incentive Equity Plan for the periods indicated:

	Number of shares issuable	Weighted average grant date fair value
Unvested units as of December 31, 2022	501,007	$9.63
Granted	105,008	16.13
Vested	(352,784)	8.25
Unvested units as of September 30, 2023 (1)	253,231	$14.25
(1)    Includes 62,940 shares that vest ratably over two years and 108,418 and 81,874 shares that cliff vest in 2025 and 2026, respectively.

The following tables present the detail of the granted and vested RSUs and stock awards for the periods indicated:

	Nine Months Ended September 30,			Nine Months Ended September 30,
Granted	2023	2022	Vested	2023	2022
Directors	23,134	28,246	Directors	23,134	28,246
Employees	81,874	207,576	Employees	329,650	300,305
Total Granted	105,008	235,822	Total Vested	352,784	328,551
			Taxes	(43,322)	(47,274)
			Net Vested	309,462	281,277

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

In November 2021, the first tranche of the PRSUs vested, resulting in a net issuance of 215,583 shares of Tiptree common stock. As of September 30, 2023, 3,616,667 PRSUs are unvested. The below table illustrates the aggregate number of PRSUs that will vest upon the achievement of each Tiptree share price target. Such price targets are adjusted down for cumulative

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2023
(in thousands, except share data)

dividends paid by the Company since grant (e.g., the next share price target is $19.61 as adjusted for cumulative dividends paid to date).

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

Stock Option Awards

Between 2016 and 2020, option awards were granted to the Executive Committee with an exercise price equal to the fair market value of our common stock on the date of grant. The option awards have a 10-year term and are subject to the recipient’s continuous service, a market requirement, and vest one third on each of the three, four, and five-year anniversaries of the grant date. As of September 30, 2023, the market requirement for all outstanding options has been achieved. There were no stock option awards granted in 2022 or 2023.

The following table presents the Company's stock option activity for the current period:

	Options outstanding	Weighted average exercise price (in dollars per stock option)	Weighted average grant date value (in dollars per stock option)	Options exercisable
Balance, December 31, 2022	1,675,514	$6.50	$2.30	1,018,805

Balance, September 30, 2023	1,583,873	$6.51	$2.25	1,225,083

Weighted average remaining contractual term at September 30, 2023 (in years)	4.5

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
Fortegra Equity Incentive Plan

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2023
(in thousands, except share data)

Fortegra adopted the 2022 Equity Incentive Plan (“Fortegra Plan”) on June 21, 2022, which permits the grant of RSUs, stock based awards and options up to 7.2% of Fortegra Common Stock (assuming conversion of the Fortegra Preferred Stock), of which the substantial majority is expected to be delivered in options. As of September 30, 2023, time vesting RSUs and time and performance vesting options representing approximately 5.0% of Fortegra Common Stock (assuming conversion of the Fortegra Preferred Stock) have been granted and remain unvested. The general purpose of the Fortegra Plan is to attract, motivate and retain selected employees of Fortegra, to provide them with incentives and rewards for performance and to better align their interests with those of Fortegra’s stockholders. Unless otherwise extended, the Fortegra Plan terminates automatically on June 21, 2032. The awards under the Fortegra Plan are not exchangeable for Tiptree common stock.

In May 2023, Fortegra granted management options with a strike price equal to the per share price on the date of the WP Transaction, delivered in equal portions of time and performance vested grants equal to approximately 4.6% of Fortegra Common Stock (assuming cash exercise and after conversion of the Fortegra Preferred Stock). The time vested options vest in equal parts over five years and expire on the ten year anniversary of the grant date. The performance vested options vest based on specific internal rate of return targets determined at the time of a change of control of Fortegra or sale by Warburg of more than 50% of its Fortegra securities (on an as converted basis) acquired in 2022. The fair value option grants were estimated on the date of grant using a Black-Scholes Merton option pricing formula embedded within a Monte Carlo model used to simulate the future value of Fortegra Common Stock, which assumes the market requirement is achieved. Key assumptions used in the model were a historical volatility of 45.0%, a risk free rate of 3.6%, no dividend yield and an expected term of 4.2 years.

In May 2023, Fortegra granted time vesting RSUs equal to approximately 0.1% of Fortegra Common Stock (assuming conversion of the Fortegra Preferred Stock). The RSUs include a retirement provision and are amortized over the lesser of the service condition or expected retirement date.

In May 2023, Fortegra granted performance based restricted stock units (Fortegra PRSUs) that vest based on the achievement of specified gross written premium volume targets and underwriting ratios for selected specialty insurance lines written in 2024. Upon vesting, the Fortegra PRSUs entitle recipients to participate in an aggregate pool of between $5,000 and $20,000 payable in shares of Fortegra. The Fortegra PRSUs are accounted for as liability awards and were unvested as of September 30, 2023.

The following table presents changes to the issuances of subsidiary awards under the subsidiary incentive plans for the periods indicated:

Grant date fair value of equity shares issuable
Unvested balance as of December 31, 2022	$1,487
Granted	18,339
Vested	(808)
Unvested balance as of September 30, 2023	$19,018

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2023
(in thousands, except share data)

Stock Based Compensation Expense

The following table presents total stock based compensation expense and the related income tax benefit recognized on the condensed consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Employee compensation and benefits	$1,861	$1,573	$5,955	$7,559
Director compensation	113	122	322	350
Income tax benefit	(414)	(355)	(1,318)	(1,660)
Net stock based compensation expense	$1,560	$1,340	$4,959	$6,249
Additional information on total non-vested stock based compensation is as follows:

	As of September 30, 2023
	Stock options	Restricted stock awards and RSUs	Performance Restricted Stock Units
Unrecognized compensation cost related to non-vested awards (1)	$16,444	$1,792	$5,304
Weighted - average recognition period (in years)	2.3	0.9	1.0
(1)    Includes unrecognized compensation cost of $16,439 related to stock options, $970 related to RSUs, and $580 related to PRSUs at The Fortegra Group.

(19) Income Taxes

The following table presents the Company’s provision (benefit) for income taxes reflected as a component of income (loss):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023		2022		2023		2022
Total income tax expense (benefit)	$12,273		$5,068		$29,119		$31,537

Effective tax rate (ETR)	58.0%	(1)	20.2%	(2)	55.0%	(1)	108.9%	(3)
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

For the three months ended September 30, 2023, the deferred tax liability relating to Fortegra increased by $2,280, of which $2,116 of benefit was recorded in OCI, and $4,396 expense was recorded as a provision for income taxes. For the three months ended September 30, 2022, the deferred tax liability decreased by $1,424, which was recorded as a provision for income taxes. Excluding the impact of these deferred taxes, the effective tax rates for the three months ended September 30, 2023 and 2022 were 37.3% and 25.8%, respectively.

For the nine months ended September 30, 2023, this deferred tax liability relating to Fortegra was $48,627, which was an increase of $8,656 from the year ended December 31, 2022, of which a $332 benefit was recorded in OCI, $1,222 benefit was recorded directly in stockholders’ equity, and $10,210 expense was recorded as a provision for income taxes. For the nine months ended September 30, 2022, this deferred tax liability was $33,450, which was an increase of $33,450 from the year ended December 31, 2021, of which $14,064 was recorded directly in stockholders’ equity and $19,386 was recorded as a provision for income taxes. Excluding the impact of these deferred taxes, the effective tax rates for the nine months ended September 30, 2023 and 2022 were 35.7% and 25.6%, respectively.

(20) Commitments and Contingencies

The following table presents rent expense for the Company’s office leases recorded on the condensed consolidated statements

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2023
(in thousands, except share data)

of operations for the following periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Rent expense for office leases (1)	$1,925	$1,942	$6,003	$6,508
(1)     Includes lease expense of $0 and $202 for the nine months ended September 30, 2023 and 2022, respectively, for assets classified as held for sale for the periods prior to July 1, 2022.

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

In December 2022, the court dismissed the plaintiffs’ KCPA claims as to both Subclass A Order and Subclass B Order. The court also dismissed the plaintiffs’ breach of covenant of good faith and fair dealing claim as to Subclass B Order but declined to dismiss such claim as to Subclass A Order pending resolution of the Company’s appeal. The trial, previously scheduled for December 2023, has been remanded while the matter is on appeal.

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

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2023
(in thousands, except share data)

The following table presents a reconciliation of basic and diluted net income per common share for the following periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net income (loss)	$8,868	$20,057	$23,869	$(2,557)
Less:
Net income (loss) attributable to non-controlling interests	6,715	5,834	16,789	6,588
Net income allocated to participating securities	14	195	57	—
Net income (loss) attributable to Tiptree Inc. common shares - basic	2,139	14,028	7,023	(9,145)
Effect of Dilutive Securities:
Securities of subsidiaries	(502)	(47)	(91)	—
Adjustments to income relating to exchangeable interests and contingent considerations, net of tax	—	3	—	—
Net income (loss) attributable to Tiptree Inc. common shares - diluted	$1,637	$13,984	$6,932	$(9,145)
Weighted average number of shares of common stock outstanding - basic	36,749,199	36,304,385	36,672,120	35,261,659
Weighted average number of incremental shares of common stock issuable from exchangeable interests and contingent considerations	934,932	478,863	897,285	—
Weighted average number of shares of common stock outstanding - diluted	37,684,131	36,783,248	37,569,405	35,261,659

Basic net income (loss) attributable to common shares	$0.06	$0.39	$0.19	$(0.26)
Diluted net income (loss) attributable to common shares	$0.04	$0.38	$0.18	$(0.26)

(22) Related Party Transactions

Corvid Peak is a related party of the Company because Corvid Peak is deemed to be controlled by Michael Barnes, the Company’s Executive Chairman. The Company is invested in funds managed by Corvid Peak (the Corvid Peak Funds) and Corvid Peak manages investment portfolio accounts of Fortegra and certain of its subsidiaries under an investment advisory agreement (the IAA). With respect to the Corvid Peak Funds and IAA, the Company incurred $1,507 and $847 of management and incentive fees for the three months ended September 30, 2023 and 2022, respectively. The Company incurred $3,876 and $2,255 of management and incentive fees for the nine months ended September 30, 2023 and 2022, respectively.

Beginning January 1, 2021, Tiptree has been allocated 10.2% of certain profits interests earned by Corvid Peak with an additional 10.2% interest for each of the next consecutive four years. Beginning on January 1, 2023, Tiptree’s percentage interest increased to 31.84% (including interests acquired from former Corvid Peak equity holders).

Pursuant to the Transition Services Agreement, Tiptree and Corvid Peak have mutually agreed to provide certain services to one another. Payments under the Transition Services Agreement in the nine months ended September 30, 2023 and 2022 were not material.

Pursuant to a Partner Emeritus Agreement, Tiptree agreed to provide Mr. Inayatullah, a greater than 5% stockholder of the Company, support services and reimburse Mr. Inayatullah for a portion of benefit expenses in exchange for advice and other consulting services as requested by the Company’s Executive Committee. Transactions related to the Partner Emeritus Agreement in the nine months ended September 30, 2023 and 2022 were not material.

(23) Subsequent Events

On October 6, 2023, South Bay Acceptance Corporation and South Bay Funding LLC (the “Borrowers”), subsidiaries of Fortegra, entered into a three-year $125.0 million secured credit agreement (“the “Credit Agreement”) with the lenders from time to time party thereto and Fifth Third Bank, N.A., as the administrative agent. The Credit Agreement amends and restates the prior credit agreement dated October 16, 2020, among the Borrowers, Fifth Third Bank, N.A., and the lenders party thereto, and, among other things, extends the maturity date of the revolving credit facility from October 2023 to October 2026 and increases the total revolving credit commitments from $100.0 million to $125.0 million.

On October 31, 2023, the Company’s board of directors declared a quarterly cash dividend of $0.05 per share to holders of common stock with a record date of November 20, 2023, and a payment date of November 27, 2023.

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2023
(in thousands, except share data)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations is presented in this section as follows:

•Overview
•Results of Operations
•Non-GAAP Measures and Reconciliations
•Liquidity and Capital Resources
•Critical Accounting Policies and Estimates

OVERVIEW
Tiptree allocates capital to select small and middle market companies with the mission of building long-term value. Established in 2007, we have a significant track record investing in the insurance sector and across a variety of other industries, including mortgage, specialty finance and shipping. Our largest operating subsidiary, Fortegra, is a leading provider of specialty insurance products and related services. We also generate earnings from a diverse group of select investments that we refer to as Tiptree Capital, which includes our Mortgage segment and other, non-insurance businesses and assets. We evaluate performance primarily by the comparison of stockholders’ long-term total return on capital, as measured by growth in stock price plus dividends paid, in addition to Adjusted Net Income.

Our year-to-date 2023 highlights include:

Overall:
•Tiptree reported net income of $7.1 million for the nine months ended September 30, 2023, compared to a net loss of $9.1 million in the prior year period, driven by growth in insurance operations, partially offset by lower mortgage and shipping revenues, in addition to the tax expense in 2022 from the tax deconsolidation of Fortegra. Return on average equity was 2.4%, compared to (0.7)% in 2022.
•Adjusted net income of $65.1 million increased $16.3 million from $48.8 million in 2022, driven by growth in insurance operations. Adjusted return on average equity was 16.1%, as compared to 14.2% in 2022.

Insurance:
•Gross written premiums and premium equivalents were $2.4 billion for the nine months ended September 30, 2023, an increase of $482.9 million, or 24.7%, from the prior year period as a result of growth in specialty insurance lines and fee-based service offerings.
•Total revenues were $1.2 billion, an increase of $256.5 million, or 28.4%, from 2022, driven by increases in earned premiums, net, service and administrative fees, net investment income and other income.
•Combined ratio of 90.5%, driven by consistent underwriting performance and the scalability of Fortegra’s operating platform.
•Income before taxes of $85.6 million as compared to $39.1 million in 2022. Return on average equity was 22.9% in 2023 as compared to 12.1% in 2022. The increases were driven by growth in underwriting and fee revenues and increased net investment income.
•Adjusted net income was $83.1 million, an increase of $23.2 million, or 38.7%, from 2022. Adjusted return on average equity was 30.3%, as compared to 25.8% in 2022.
•In February 2023, Fortegra acquired Premia, one of the largest providers of automotive protection products in the United Kingdom, for net cash consideration of approximately $19.7 million.

Tiptree Capital:
•Mortgage loss before taxes was $0.9 million in the nine months ended 2023, as compared to income of $3.4 million in 2022, with the decrease driven by declines in origination volumes and lower positive fair value adjustments on the mortgage servicing portfolio.
•Maritime transportation loss before taxes was $1.7 million in the nine months ended 2023, as compared to income of $36.5 million in 2022, as a result of the sale of five vessels in 2022.

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

Insurance results primarily depend on pricing, underwriting, risk retention and the accuracy of reserves, reinsurance arrangements, returns on invested assets, and policy and contract renewals and run-off. Factors affecting these items, including conditions in financial markets, the global economy and the markets in which we operate, fluctuations in exchange rates, interest rates and inflation, including the current period of inflationary pressures, may have a material adverse effect on our results of operations or financial condition. Fortegra designs, markets and underwrites specialty property and casualty insurance products for select target markets or niches. The types of products Fortegra offers tend to have limited aggregation risk and limited exposure to catastrophic and residual risk. The business has historically generated significant fee-based revenues by incorporating value-add coverages and services. Underwriting risk is mitigated through a combination of reinsurance and sliding scale commission structures with agents, distribution partners and/or third-party reinsurers. To mitigate counterparty risk, Fortegra ensures its reinsurance receivables are placed with highly rated and appropriately capitalized counterparties or with our distribution partners’ captive insurance vehicles which are collateralized with highly liquid investments, cash or letters of credit. While Fortegra’s insurance operations have historically maintained a relatively stable combined ratio, initiatives to change the business mix along with these economic factors could generate different results than the business has historically experienced. In particular, the current period of rising inflation can have an impact on replacement costs associated with claims from our customers. To the extent we are unable to pass the higher costs of claims through higher premiums, lower underwriting margins could adversely affect our profitability. In addition, fluctuations of the U.S. dollar relative to other currencies, including the British pound and Euro, would have an impact on book value between periods.

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

Rising 10-year treasury yields, and the tapering of the Federal Reserve’s purchases of mortgage-backed securities, has resulted in substantial increases in mortgage interest rates. Low mortgage interest rates driven by the Federal Reserve intervention in mortgage markets, and rising home prices in certain markets, provided tailwinds to the mortgage markets in 2020 and 2021, which benefited our mortgage operations and margins. The substantial rise in rates in recent periods resulted in a sharp reversal of those trends, with volumes and margins declining significantly. Only partially offsetting the declines in mortgage originations is an increase in the fair value of our mortgage servicing portfolio as rising rates slow prepayment speeds, with a resulting increase in servicing income. Continued rising or elevated mortgage rates could have a materially negative impact on our mortgage operations, and is likely to be only partially mitigated by the improvement in mortgage servicing revenues. A sustained period of negative profitability in the mortgage industry could also impact the availability of funding sources for our mortgage business.

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

A discussion of our performance for the three and nine months ended September 30, 2023 compared to the three and nine months ended September 30, 2022 appears below.

RESULTS OF OPERATIONS
The following is a summary of our condensed consolidated financial results for the three and nine months ended September 30, 2023 and 2022. In addition to GAAP results, management uses the Non-GAAP measures Adjusted net income, Adjusted return on average equity and book value per share as measurements of operating performance. Management believes these measures provide supplemental information useful to investors as they are frequently used by the financial community to analyze financial performance and comparison among companies.

Adjusted Net Income and Adjusted Return on Average Equity. Adjusted net income is defined as income before taxes, less provision (benefit) for income taxes, and excluding the after-tax impact of various expenses that we consider to be unique and non-recurring in nature, including merger and acquisition related expenses, stock-based compensation, net realized and unrealized gains (losses) and intangibles amortization associated with purchase accounting. The calculation of adjusted net income excludes net realized and unrealized gains (losses) that relate to investments or assets rather than business operations. Adjusted net income is presented before the impacts of non-controlling interests. Adjusted return on average equity represents adjusted net income expressed on an annualized basis as a percentage of average beginning and ending stockholders’ equity during the period. Management uses Adjusted net income and adjusted return on average equity as part of its capital allocation process and to assess comparative returns on invested capital. We believe adjusted net income provides additional clarity on the results of the Company’s underlying business operations as a whole for the periods presented by excluding distortions created by the unpredictability and volatility of realized and unrealized gains (losses). We also believe adjusted net income provides useful supplemental information to investors as it is frequently used by the financial community to analyze financial performance between periods and for comparison among companies.

Adjusted net income and adjusted return on average equity are not measurements of financial performance or liquidity under GAAP and should not be considered as an alternative or substitute for GAAP net income. See “Non-GAAP Reconciliations” for a reconciliation of these measures to their GAAP equivalents.

Selected Key Metrics

($ in thousands, except per share information)	Three Months Ended September 30,		Nine Months Ended September 30,
GAAP:	2023	2022	2023	2022
Total revenues	$416,514	$363,478	$1,202,657	$1,028,224
Net income (loss) attributable to common stockholders	$2,153	$14,223	$7,080	$(9,145)
Diluted earnings per share	$0.04	$0.38	$0.18	$(0.26)
Cash dividends paid per common share	$0.05	$0.04	$0.15	$0.12
Return on average equity	2.2%	15.4%	2.4%	(0.7)%

Non-GAAP: (1)
Adjusted net income	$24,033	$19,395	$65,121	$48,833
Adjusted return on average equity	17.6%	14.8%	16.1%	14.2%
Book value per share	$10.78	$10.68	$10.78	$10.68
(1)    See “—Non-GAAP Reconciliations” for a discussion of non-GAAP financial measures.

Revenues

For the three months ended September 30, 2023, revenues were $416.5 million, which increased $53.0 million, or 14.6%, compared to the prior year period. For the nine months ended September 30, 2023, revenues were $1,202.7 million, which increased $174.4 million, or 17.0%, compared to the prior year period. The changes for both periods were primarily driven by growth in earned premiums, net, and service and administrative fees in our insurance business, partially offset by lower mortgage and shipping revenues compared to the prior year periods.

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

($ in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net realized gains - Maritime transportation	$—	$14,100	$—	$21,217
Net realized and unrealized gains (losses) - Invesque	$(6,793)	$(1,698)	$(8,661)	$(15,624)
Net realized and unrealized gains (losses)(1)	$(660)	$(6,007)	$(6,893)	$(12,475)
(1)    Excludes Invesque, Maritime transportation and Mortgage realized and unrealized gains and losses.

Net Income (Loss) Attributable to common stockholders

For the three months ended September 30, 2023, the net income attributable to common stockholders was $2.2 million, compared to a net income of $14.2 million in the prior year period. The decrease was driven by the sale of our vessels and increased investment losses on Invesque in the current year period, partially offset by growth in Fortegra’s underwriting and fee operations. For the nine months ended September 30, 2023, the net income attributable to common stockholders was $7.1 million, compared to a net loss of $9.1 million in the prior year period. The increase was driven by growth in Fortegra’s underwriting and fee operations, and $25.5 million of tax expense associated with the WP Transaction recorded in the prior year period, partially offset by the sale of our vessels in 2022.

Adjusted net income & Adjusted return on average equity - Non-GAAP

Adjusted net income for the three months ended September 30, 2023 was $24.0 million, an increase of $4.6 million, or 23.9%, from the three months ended September 30, 2022, driven by growth in our insurance operations. For the three months ended September 30, 2023, adjusted return on average equity was 17.6%, as compared to 14.8% for the three months ended September 30, 2022, driven by the increase in adjusted net income.

Adjusted net income for the nine months ended September 30, 2023 was $65.1 million, an increase of $16.3 million, or 33.4%, from the nine months ended September 30, 2022, driven by growth in our insurance operations. For the nine months ended September 30, 2023, adjusted return on average equity was 16.1%, as compared to 14.2% for the nine months ended September 30, 2022, driven by the increase in adjusted net income.

Book Value per share - Non-GAAP

Total stockholders’ equity was $543.6 million as of September 30, 2023 compared to $519.6 million as of September 30, 2022, with the increase driven by comprehensive income over the trailing four quarters, partially offset by net changes in non-controlling interests and preferred dividends paid at Fortegra. In the nine months ended September 30, 2023, Tiptree returned $5.5 million to stockholders through dividends paid.

Book value per share for the period ended September 30, 2023 was $10.78, an increase from book value per share of $10.68 as of September 30, 2022, driven by comprehensive income per share, partially offset by dividends paid of $0.19 per share, net changes in non-controlling interests and preferred dividends paid at Fortegra.

Results by Segment
We classify our business into two reportable segments, Insurance and Mortgage, with the remainder of our operations aggregated into Tiptree Capital - Other. Corporate activities include holding company interest expense, corporate employee compensation and benefits, and other expenses, including public company expenses.

The following tables present the components of Revenue, Income (loss) before taxes and Adjusted net income for the following periods:

($ in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenues:
Insurance	$406,779	$327,028	$1,159,900	$903,388
Mortgage	14,718	15,611	43,346	59,201
Tiptree Capital - other	(4,983)	20,839	(589)	65,635
Corporate	—	—	—	—
Total revenues	$416,514	$363,478	$1,202,657	$1,028,224

Income (loss) before taxes:
Insurance	$35,722	$15,304	$85,584	$39,057
Mortgage	359	(940)	(894)	3,350
Tiptree Capital - other	(6,494)	19,077	(3,597)	20,468
Corporate	(8,446)	(8,316)	(28,105)	(33,895)
Total income (loss) before taxes	$21,141	$25,125	$52,988	$28,980

Non-GAAP - Adjusted net income: (1)
Insurance	$30,043	$19,831	$83,101	$59,893
Mortgage	(327)	(777)	(1,389)	(3,516)
Tiptree Capital - other	5	5,656	1,637	13,272
Corporate	(5,688)	(5,315)	(18,228)	(20,816)
Total adjusted net income	$24,033	$19,395	$65,121	$48,833
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

As of September 30, 2023, Fortegra was owned approximately 79.5% by Tiptree, 17.5% by Warburg and 3.0% by management and directors of Fortegra, before giving effect to the exercise of outstanding warrants and the conversion of outstanding preferred stock. The following tables and discussion present the Insurance segment results, including non-controlling interests, for the nine months ended September 30, 2023 and 2022.

Components of our Results of Operations

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

Net Investment Income represents earned investment income on our portfolio of invested assets. Our invested assets are primarily comprised of fixed maturity securities, and may also include cash and cash equivalents and equity securities. The principal factors that influence net investment income are the size of our investment portfolio, the yield on that portfolio and expense due to external investment managers. The insurance investment portfolio includes investments held in statutory insurance companies and in unregulated entities. The portfolios held in statutory insurance companies are subject to different regulatory considerations, including with respect to types of assets, concentration limits, affiliate transactions and the use of leverage.

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

Gross written premiums and premium equivalents represent total gross written premiums from insurance policies and warranty service contracts issued, as well as premium finance volumes during a reporting period. They represent the volume of insurance policies written or assumed and warranty service contracts issued during a specific period of time without reduction for policy acquisition costs, reinsurance costs or other deductions. Gross written premiums is a volume measure commonly used in the insurance industry to compare sales performance by period. Premium equivalents are used to compare sales performance of warranty service and administrative contract volumes to gross written premiums. Similar to how management considers gross written premiums to be a relevant measure of volume, regardless of the impact of reinsurance on net earned premiums, management considers premium equivalents to be a relevant measure of contract volume, regardless of whether the Company retains the full obligation. Investors also use these measures to compare sales growth among comparable companies, while management uses these measures to evaluate the relative performance of various sales channels.

Combined Ratio, Loss Ratio, Acquisition Ratio, Underwriting Ratio and Operating Expense Ratio

Combined ratio is an operating measure, which equals the sum of the underwriting ratio and the operating expense ratio. Loss ratio is the ratio of the GAAP line items net losses and loss adjustment expenses and member benefit claims to earned premiums, net, service and administrative fees (excluding ceding fees), and other revenue (excluding cash and cash equivalent interest income). Acquisition ratio is the ratio of the GAAP line items commission expense (less ceding fees and ceding commissions) to earned premiums, net, service and administrative fees (excluding ceding fees), and other revenue (excluding cash and cash equivalent interest income). Underwriting ratio is the combination of the loss ratio and the acquisition ratio. Operating expense ratio is the ratio of the GAAP line items employee compensation and benefits and other expenses to earned premiums, net, service and administrative fees (excluding ceding fees) and other revenue (excluding cash and cash equivalent interest income).

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

Non-GAAP Financial Measures

Underwriting and Fee Revenues and Underwriting and Fee Margin - Non-GAAP(1)

In order to better explain to investors the underwriting performance of the Company’s programs and the respective retentions between the Company and its agents and reinsurance partners, we use the non-GAAP metrics – underwriting and fee revenues and underwriting and fee margin. We generally manage our exposure to the risks we underwrite using both reinsurance (e.g., quota share and excess of loss) and sliding scale commission agreements with our agents (e.g., commissions paid are adjusted based on the actual underlying losses incurred), which mitigates our risk. Generally, when losses are incurred, the risk which is retained by our agents and reinsurers is reflected in a reduction in commissions paid.

Underwriting and fee revenues represents earned premiums, net, service and administrative fees (excluding ceding fees) and other income (excluding cash and cash equivalent interest income). We reconcile underwriting and fee revenues as total revenues excluding net investment income, net realized gains (losses) and net unrealized gains (losses), ceding fees, ceding commissions and cash and cash equivalent interest income as reported in other income. See “—Non-GAAP Reconciliations” for a reconciliation of underwriting and fee revenues to total revenues in accordance with GAAP.

Underwriting and fee margin represents income before taxes excluding net investment income, net realized gains (losses), net unrealized gains (losses), cash and cash equivalent interest income, employee compensation and benefits, other expenses, interest expense and depreciation and amortization. We deliver our products and services on a vertically integrated basis to our agents. As such, underwriting and fee margin exclude general and administrative expenses, interest income, depreciation and amortization and other corporate expenses, including income taxes, as these corporate expenses support our vertically integrated delivery model and are not specifically supporting any individual business line. See “—Non-GAAP Reconciliations” for a reconciliation of underwriting and fee margin to total revenues in accordance with GAAP.

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

Results of Operations - Three Months Ended September 30, 2023 compared to 2022

($ in thousands)	Three Months Ended September 30,
	2023	2022	Change	% Change
Revenues:
Earned premiums, net	$291,293	$237,877	$53,416	22.5%
Service and administrative fees	100,146	83,423	16,723	20.0%
Ceding commissions	2,440	4,023	(1,583)	(39.3)%
Net investment income	5,416	3,632	1,784	49.1%
Net realized and unrealized gains (losses)	(1,616)	(6,382)	4,766	(74.7)%
Other revenue	9,100	4,455	4,645	104.3%
Total revenues	$406,779	$327,028	$79,751	24.4%
Expenses:
Net losses and loss adjustment expenses	$125,123	$97,827	$27,296	27.9%
Member benefit claims	28,843	23,415	5,428	23.2%
Commission expense	153,744	137,559	16,185	11.8%
Employee compensation and benefits	30,969	22,071	8,898	40.3%
Interest expense	6,260	5,027	1,233	24.5%
Depreciation and amortization	5,823	4,742	1,081	22.8%
Other expenses	20,295	21,083	(788)	(3.7)%
Total expenses	$371,057	$311,724	$59,333	19.0%
Income (loss) before taxes (1)	$35,722	$15,304	$20,418	133.4%

Key Performance Metrics:
Gross written premiums and premium equivalents	$834,532	$761,446	$73,086	9.6%
Net written premiums	$333,921	$344,294	$(10,373)	(3.0)%
Loss ratio	39.8%	38.5%
Acquisition ratio	36.6%	39.1%
Underwriting ratio	76.4%	77.6%
Operating expense ratio	13.8%	13.7%
Combined ratio	90.2%	91.3%
Return on average equity	27.5%	14.4%
Non-GAAP Financial Measures (2):
Adjusted net income	$30,043	$19,831	$10,212	51.5%
Adjusted return on average equity	31.2%	24.8%
(1)    Net income was $26.5 million for the three months ended September 30, 2023 compared to $11.5 million for the three months ended September 30, 2022.
(2)    See “—Non-GAAP Reconciliations” for a discussion of non-GAAP financial measures.

Revenues - Three Months Ended September 30, 2023 compared to 2022

For the three months ended September 30, 2023, total revenues increased 24.4%, to $406.8 million, as compared to $327.0 million for the three months ended September 30, 2022. Earned premiums, net of $291.3 million increased $53.4 million, or 22.5%, driven by growth in specialty E&S and admitted insurance lines. Earned premiums assumed from other insurance companies were $78.6 million, or 27.0% of the total, compared to $83.5 million, or 35.1% of the total, in the prior year period. As it expands to new geographies and expands product offerings, the Company works to obtain necessary licenses and intends to write this business directly upon obtaining necessary licenses. The Company views direct written and assumed business as having similar characteristics. Service and administrative fees of $100.1 million increased by 20.0% driven primarily by growth in vehicle service contract revenues. Ceding commissions of $2.4 million decreased by $1.6 million, or 39.3%. Other revenues increased by $4.6 million, or 104.3%, driven by growth in premium finance product offerings and interest income on cash and cash equivalents.

For the three months ended September 30, 2023, 27.5% of revenues were derived from fees that were not solely dependent upon the underwriting performance of Fortegra’s insurance products, resulting in more diversified earnings. For the three months ended September 30, 2023, 83.1% of fee-based revenues were generated in non-regulated service companies, with the remainder in regulated insurance companies.

For the three months ended September 30, 2023, net investment income was $5.4 million as compared to $3.6 million in the prior year period, primarily driven by growth in investments and the increase in yields. Net realized and unrealized losses were $1.6 million, an improvement of $4.8 million, as compared to net realized and unrealized losses of $6.4 million in the prior year period, primarily driven by the change in fair value of certain equity and other investments carried at fair value. Unrealized losses on AFS securities impacting OCI for the three months ended September 30, 2023 were $10.0 million, driven by the increase in yields (yields and bonds prices are inversely related) and corresponding impact to the fair value of investments.

Expenses - Three Months Ended September 30, 2023 compared to 2022

For the three months ended September 30, 2023, net losses and loss adjustment expenses were $125.1 million, member benefit claims were $28.8 million and commission expense was $153.7 million, as compared to $97.8 million, $23.4 million, and $137.6 million, respectively, for the three months ended September 30, 2022. The increase in net losses and loss adjustment expenses of $27.3 million, or 27.9%, was driven by growth in U.S. and European insurance lines and the shift in business mix toward commercial lines, which tend to have higher loss ratios and lower commission and expense ratios. In addition, the Company experienced favorable prior year development of $1.5 million for the three months ended September 30, 2023, driven by our personal lines of business as a result of lower-than-expected claim severity. The increase in member benefit claims of $5.4 million, or 23.2%, was driven by growth in vehicle service contracts and the impacts of inflation on replacement costs and labor rates. Commission expenses increased by $16.2 million, or 11.8%, generally in line with the growth in earned premiums, net and service and administrative fees.

For the three months ended September 30, 2023, employee compensation and benefits were $31.0 million and other expenses were $20.3 million, as compared to $22.1 million and $21.1 million, respectively, for the three months ended September 30, 2022. Employee compensation and benefits increased by $8.9 million, or 40.3%, driven by investments in human capital associated with growth in E&S, admitted and warranty lines. Other expenses decreased by $0.8 million, or 3.7%.

For the three months ended September 30, 2023, interest expense was $6.3 million as compared to $5.0 million for the three months ended September 30, 2022. The increase in interest expense of $1.2 million, or 24.5%, was primarily driven by the rise in short-term interest rates and increased borrowings on Fortegra’s corporate revolver and asset based debt for premium finance lines.

For the three months ended September 30, 2023, depreciation and amortization expense was $5.8 million, including $4.9 million of intangible amortization related to purchase accounting associated with the acquisitions of Fortegra, Smart AutoCare, Sky Auto, ITC and Premia, as compared to $4.7 million, including $4.1 million of intangible amortization from purchase accounting in 2022.

Gross Written Premiums and Premium Equivalents

The below table shows gross written premiums and premium equivalents by business mix for the three months ended September 30, 2023 and 2022:

($ in thousands)	Three Months Ended September 30,
	2023	2022
General liability	$84,610	$111,250
Professional liability	67,382	34,567
Contractual liability	93,587	95,342
Property and short-tail	114,461	93,291
Alternative risks	90,320	100,943
Europe	36,584	26,343
Commercial lines	$486,944	$461,736
Personal lines	$110,863	$115,875
Insurance	$597,807	$577,611
Auto and consumer goods warranty	191,993	134,043
Other services	44,732	49,792
Services (1)	$236,725	$183,835
Total	$834,532	$761,446
(1) The difference between Services premium equivalents of $236.7 million compared to gross additions of $88.7 million for the three months ended September 30, 2023, reported in Note (13) Revenue from Contracts with Customers is driven by $24.3 million of premium finance volumes with the remainder relating to failure to perform vehicle service contracts whereby premiums are deposited into trust accounts held off balance sheet for the benefit of the Company.

Total gross written premiums and premium equivalents for the three months ended September 30, 2023 were $834.5 million, representing an increase of $73.1 million, or 9.6%. The increase was driven by a combination of factors including expanding Fortegra’s distribution partner network, growing specialty admitted and E&S insurance lines, and increasing penetration in the vehicle service contract sector.

For the three months ended September 30, 2023, Insurance increased by $20.2 million, or 3.5%, driven by growth in specialty commercial lines, including E&S and admitted business. For the three months ended September 30, 2023, Services increased by $52.9 million, or 28.8%, driven by growth in vehicle service contracts and the acquisition of Premia.

The growth in gross written premiums and premium equivalents, combined with higher retention in select products as of September 30, 2023, has resulted in an increase of $307.0 million, or 15.5%, in unearned premiums and deferred revenue on the condensed consolidated balance sheets as compared to September 30, 2022. As of September 30, 2023, unearned premiums and deferred revenues were $2.3 billion, as compared to $2.0 billion as of September 30, 2022.

Net written premiums

Net written premiums for the three months ended September 30, 2023 were $333.9 million, representing a decrease of $10.4 million, or 3.0%, driven by a year-over-year decline in commercial assumed premiums, partially offset by growth in retained direct written premiums.

Combined Ratio

The combined ratio was 90.2% for the three months ended September 30, 2023, compared to 91.3% for the prior year period, reflecting the consistent underwriting performance and scalability of the Company’s operating platform. The underwriting ratio was 76.4% a decrease of 1.2% from the prior year period, which consists of a loss ratio of 39.8%, compared to 38.5% in the prior year period, and an acquisition ratio of 36.6%, compared to 39.1% in the prior year period. The increase in loss ratio was driven by changes in business mix, which was more than offset by the decline in acquisition ratio. The operating expense ratio was consistent at 13.8%, as compared to 13.7% in the prior year period.

Underwriting and Fee Revenues and Margin - Non-GAAP

The below tables show underwriting and fee revenues and underwriting and fee margin by business mix for the three months ended September 30, 2023 and 2022.

	Three Months Ended September 30,
($ in thousands)	2023			2022
	Insurance	Services	Total	Insurance	Services	Total
Underwriting and Fee Revenues (1)	$294,390	$92,831	$387,221	$240,839	$73,835	$314,674

Net losses and loss adjustment expenses	125,103	20	125,123	97,812	15	97,827
Member benefit claims	—	28,843	28,843	—	23,415	23,415
Commission expense (2)	108,265	33,328	141,593	96,687	26,196	122,883
Underwriting and Fee Margin (1)	$61,022	$30,640	$91,662	$46,340	$24,209	$70,549

Loss ratio	42.5%	31.1%	39.8%	40.6%	31.7%	38.5%
Acquisition ratio	36.8%	35.9%	36.6%	40.1%	35.5%	39.1%
Underwriting ratio	79.3%	67.0%	76.4%	80.7%	67.2%	77.6%
(1)    See “—Non-GAAP Reconciliations” for a discussion of non-GAAP financial measures.
(2)     Commission expense in this table is presented net of ceding fees and ceding commissions of $9.7 million and $2.4 million, respectively, as of the three months ended September 30, 2023, and $10.7 million and $4.0 million, respectively, as of the three months ended September 30, 2022.

Underwriting and fee revenues were $387.2 million for the three months ended September 30, 2023 as compared to $314.7 million for the three months ended September 30, 2022. Total underwriting and fee revenues increased $72.5 million, or 23.1%, driven by growth in all business lines. The increase in Insurance was $53.6 million, or 22.2%, driven by growth in specialty E&S and admitted insurance lines. The increase in Services was $19.0 million, or 25.7%, driven by growth in vehicle service contracts and premium finance offerings, in addition to the acquisition of Premia.

Underwriting and fee margin was $91.7 million for the three months ended September 30, 2023 as compared to $70.5 million for the three months ended September 30, 2022. Total underwriting and fee margin increased $21.1 million, or 29.9%, driven by Insurance and Services. Insurance grew by $14.7 million, or 31.7%, driven by revenue growth in admitted and E&S lines. Services increased by $6.4 million, or 26.6%, driven by growth in vehicle service contracts and premium finance offerings, in addition to the acquisition of Premia.

Return on Average Equity

Return on average equity was 27.5% for the three months ended September 30, 2023, as compared to 14.4% for the prior year period. The increase in net income and annualized return on average equity was driven by revenue growth and improvement of the combined ratio, in addition to improvements in net investment income and net realized and unrealized gains and losses.

Adjusted Net Income and Adjusted Return on Average Equity - Non-GAAP

For the three months ended September 30, 2023, adjusted net income and adjusted return on average equity were $30.0 million and 31.2%, respectively, as compared to $19.8 million and 24.8%, respectively, for the three months ended September 30, 2022.

Results of Operations - Nine Months Ended September 30, 2023 compared to 2022

($ in thousands)	Nine Months Ended September 30,
	2023	2022	Change	% Change
Revenues:
Earned premiums, net	$826,418	$662,234	$164,184	24.8%
Service and administrative fees	290,291	232,883	57,408	24.7%
Ceding commissions	10,761	9,886	875	8.9%
Net investment income	19,613	10,164	9,449	93.0%
Net realized and unrealized gains (losses)	(10,602)	(23,151)	12,549	(54.2)%
Other revenue	23,419	11,372	12,047	105.9%
Total revenues	$1,159,900	$903,388	$256,512	28.4%
Expenses:
Net losses and loss adjustment expenses	354,477	264,056	90,421	34.2%
Member benefit claims	88,898	66,297	22,601	34.1%
Commission expense	442,893	382,435	60,458	15.8%
Employee compensation and benefits	83,292	64,159	19,133	29.8%
Interest expense	18,921	15,166	3,755	24.8%
Depreciation and amortization	15,955	13,697	2,258	16.5%
Other expenses	69,880	58,521	11,359	19.4%
Total expenses	$1,074,316	$864,331	$209,985	24.3%
Income (loss) before taxes (1)	$85,584	$39,057	$46,527	119.1%
Key Performance Metrics:
Gross written premiums and premium equivalents	$2,439,883	$1,956,998	$482,885	24.7%
Net written premiums	$935,639	$844,212	$91,427	10.8%
Loss ratio	40.3%	37.7%
Acquisition ratio	36.3%	39.2%
Underwriting ratio	76.6%	76.9%
Operating expense ratio	13.9%	13.8%
Combined ratio	90.5%	90.7%
Return on average equity	22.9%	12.1%
Non-GAAP Financial Measures (2):
Adjusted net income	$83,101	$59,893	$23,208	38.7%
Adjusted return on average equity	30.3%	25.8%
(1)    Net income was $62.6 million for the nine months ended September 30, 2023 compared to $28.0 million for the nine months ended September 30, 2022.
(2)    See “—Non-GAAP Reconciliations” for a discussion of non-GAAP financial measures.

Revenues - Nine Months Ended September 30, 2023 compared to 2022

For the nine months ended September 30, 2023, total revenues increased 28.4%, to $1,159.9 million, as compared to $903.4 million for the nine months ended September 30, 2022. Earned premiums, net of $826.4 million increased $164.2 million, or 24.8%, driven by growth in specialty E&S and admitted insurance lines. Earned premiums assumed from other insurance companies were $299.3 million, or 36.2% of total earned premiums, net, compared to $227.6 million, or 34.4%, in the prior year period. As it expands to new geographies and expands product offerings, the Company works to obtain necessary licenses and intends to write this business directly upon obtaining necessary licenses. The Company views direct written and assumed business as having similar characteristics. Service and administrative fees of $290.3 million increased by 24.7% primarily driven by growth in vehicle service contract revenues. Ceding commissions of $10.8 million increased by $0.9 million, or 8.9%, in line with growth in ceded premiums. Other revenues increased by $12.0 million, or 105.9%, driven by growth in premium finance product offerings and interest income on cash and cash equivalents.

For the nine months ended September 30, 2023, 28.0% of revenues were derived from fees that were not solely dependent upon the underwriting performance of Fortegra’s insurance products, resulting in more diversified earnings. For the nine months ended September 30, 2023, 81.2% of fee-based revenues were generated in non-regulated service companies, with the remainder in regulated insurance companies.

For the nine months ended September 30, 2023, net investment income was $19.6 million as compared to $10.2 million in the prior year period, primarily driven by growth in investments and the increase in yields. Net realized and unrealized losses were $10.6 million, an improvement of $12.5 million, as compared to net realized and unrealized losses of $23.2 million in the prior year period, primarily driven by the change in fair value of certain equity and other investments carried at fair value.

Unrealized losses on AFS securities impacting OCI for the nine months ended September 30, 2023 were $4.1 million, driven by positive fair value adjustments on U.S. Treasury securities and other investments.

Expenses - Nine Months Ended September 30, 2023 compared to 2022

For the nine months ended September 30, 2023, net losses and loss adjustment expenses were $354.5 million, member benefit claims were $88.9 million and commission expense was $442.9 million, as compared to $264.1 million, $66.3 million, and $382.4 million, respectively, for the nine months ended September 30, 2022. The increase in net losses and loss adjustment expenses of $90.4 million, or 34.2%, was driven by growth in U.S. and European insurance lines and the shift in business mix toward commercial lines, which tend to have higher loss ratios and lower commission and expense ratios. In addition, the Company experienced unfavorable prior year development of $0.9 million for the nine months ended September 30, 2023 primarily as a result of higher-than-expected claim severity in our commercial lines of business, partially offset by favorable development in our personal lines of business as a result of lower-than-expected claim severity. For the nine months ended September 30, 2022, the Company experienced favorable prior year development of $2.2 million, primarily as a result of lower-than-expected claim severity in our commercial lines of business. The increase in member benefit claims of $22.6 million, or 34.1%, was driven by growth in vehicle service contracts and the impacts of inflation on replacement costs and labor rates. Commission expenses increased by $60.5 million, or 15.8%, generally in line with the growth in earned premiums, net and service and administrative fees.

For the nine months ended September 30, 2023, employee compensation and benefits were $83.3 million and other expenses were $69.9 million, as compared to $64.2 million and $58.5 million, respectively, for the nine months ended September 30, 2022. Employee compensation and benefits increased by $19.1 million, or 29.8%, driven by investments in human capital associated with growth in E&S, admitted and warranty lines. Other expenses increased by $11.4 million, or 19.4%, driven primarily by investment in data science, technology and marketing expenses, and professional fees associated with the acquisition of Premia.

For the nine months ended September 30, 2023, interest expense was $18.9 million as compared to $15.2 million for the nine months ended September 30, 2022. The increase in interest expense of $3.8 million, or 24.8%, was primarily driven by the rise in short-term interest rates and increased borrowings on Fortegra’s corporate revolver and asset based debt for premium finance lines.

For the nine months ended September 30, 2023, depreciation and amortization expense was $16.0 million, including $12.7 million of intangible amortization related to purchase accounting associated with the acquisitions of Fortegra, Smart AutoCare, Sky Auto, ITC and Premia, as compared to $13.7 million, including $12.1 million of intangible amortization from purchase accounting in 2022.

Gross Written Premiums and Premium Equivalents

($ in thousands)	Nine Months Ended September 30,
	2023	2022
General liability	$273,462	$255,776
Professional liability	184,805	68,331
Contractual liability	296,086	265,768
Property and short-tail	359,336	189,147
Alternative risks	242,275	272,841
Europe	104,209	87,702
Commercial lines	$1,460,173	$1,139,565
Personal lines	$284,027	$317,594
Insurance	$1,744,200	$1,457,159
Auto and consumer goods warranty	566,003	354,949
Other services	129,680	144,890
Services	$695,683	$499,839
Total	$2,439,883	$1,956,998
(1) The difference between Services premium equivalents of $695.7 million compared to gross additions of $279.5 million for the nine months ended September 30, 2023, reported in Note (13) Revenue from Contracts with Customers is driven by $74.1 million of premium finance volumes with the remainder relating to failure to perform vehicle service contracts whereby premiums are deposited into trust accounts held off balance sheet for the benefit of the Company.

Total gross written premiums and premium equivalents for the nine months ended September 30, 2023 were $2,439.9 million, representing an increase of $482.9 million, or 24.7%. The growth is driven by a combination of factors including expanding Fortegra’s distribution partner network, growing specialty admitted and E&S insurance lines, and increasing penetration in the vehicle service contract sector.

For the nine months ended September 30, 2023, Insurance increased by $287.0 million, or 19.7%, driven by growth in specialty commercial lines, including E&S and admitted business. For the nine months ended September 30, 2023, Services increased by $195.8 million, or 39.2%, driven by growth in vehicle service contracts and the acquisition of Premia.

Net written premiums

Net written premiums for the nine months ended September 30, 2023 were $935.6 million, representing an increase of $91.4 million, or 10.8%, driven by growth in commercial E&S lines.

Combined Ratio

The combined ratio was 90.5% for the nine months ended September 30, 2023, compared to 90.7% for the prior year period, reflecting the consistent underwriting performance and scalability of the Company’s operating platform. The underwriting ratio was 76.6%, a decrease of 0.3% from the prior year period, which consists of a loss ratio of 40.3%, compared to 37.7% in the prior year period, and an acquisition ratio of 36.3%, compared to 39.2% in the prior year period. The increase in the loss ratio was driven by changes in business mix, which was more than offset by the decline in the acquisition ratio. The operating expense ratio was 13.9%, as compared to 13.8% in the prior year period.

Underwriting and Fee Revenues and Margin - Non-GAAP

The below tables show underwriting and fee revenues and underwriting and fee margin by business mix for the three months ended September 30, 2023 and 2022.

	Nine Months Ended September 30,
($ in thousands)	2023			2022
	Insurance	Services	Total	Insurance	Services	Total
Underwriting and Fee Revenues (1)	$836,172	$263,516	$1,099,688	$672,098	$204,634	$876,732

Net losses and loss adjustment expenses	354,427	50	354,477	263,956	100	264,056
Member benefit claims	—	88,898	88,898	—	66,297	66,297
Commission expense (2)	303,856	95,663	399,519	272,815	70,713	343,528
Underwriting and Fee Margin (1)	$177,889	$78,905	$256,794	$135,327	$67,524	$202,851

Loss ratio	42.4%	33.8%	40.3%	39.3%	32.4%	37.7%
Acquisition ratio	36.3%	36.3%	36.3%	40.6%	34.6%	39.2%
Underwriting ratio	78.7%	70.1%	76.6%	79.9%	67.0%	76.9%
(1)    See “—Non-GAAP Reconciliations” for a discussion of non-GAAP financial measures.
(2)     Commission expense in this table is presented net of ceding fees and ceding commissions of $32.6 million and $10.8 million, respectively, as of the nine months ended September 30, 2023, and $29.0 million and $9.9 million, respectively, as of the nine months ended September 30, 2022.

Underwriting and fee revenues were $1,099.7 million for the nine months ended September 30, 2023 as compared to $876.7 million for the nine months ended September 30, 2022. Total underwriting and fee revenues increased $223.0 million, or 25.4%, driven by growth in all business lines. The increase in Insurance was $164.1 million, or 24.4%, driven by growth in specialty E&S and admitted insurance lines. The increase in Services was $58.9 million, or 28.8%, driven by growth in vehicle service contracts and premium finance offerings, in addition to acquisitions of Premia and ITC.

Underwriting and fee margin was $256.8 million for the nine months ended September 30, 2023 as compared to $202.9 million for the nine months ended September 30, 2022. Total underwriting and fee margin increased $53.9 million, or 26.6%, driven by growth in all product lines. Insurance grew by $42.6 million, or 31.5%, driven by revenue growth in specialty E&S and admitted lines. Services increased by $11.4 million, or 16.9%, driven by growth in vehicle service contracts and the acquisition of Premia and ITC, partially offset by increased member benefit claims associated with the impacts of inflation on replacement costs and labor rates.

Return on Average Equity

Return on average equity was 22.9% for the nine months ended September 30, 2023, as compared to 12.1% for the nine months ended September 30, 2022. The increase in net income and annualized return on average equity was driven by revenue growth and consistent combined ratio, in addition to improvements in net investment income and net realized and unrealized gains and losses.

Adjusted Net Income and Adjusted Return on Average Equity - Non-GAAP

For the nine months ended September 30, 2023, adjusted net income and adjusted return on average equity were $83.1 million and 30.3%, respectively, as compared to $59.9 million and 25.8%, respectively, for the nine months ended September 30, 2022. The improvement of adjusted net income was driven by the growth in revenues and consistent combined ratio, in addition to improvements in net investment income.

Tiptree Capital

Tiptree Capital consists of our Mortgage segment, which includes the operating results of Reliance, our mortgage business, and Tiptree Capital - Other, which consists of our other non-insurance operating businesses and investments. As of September 30, 2023, Tiptree Capital - Other includes our Invesque shares and other investments.

Mortgage

Through our Mortgage operating subsidiary, Reliance, we originate, sell, securitize and service one-to-four-family, residential mortgage loans, comprised of conforming mortgage loans, Federal Housing Administration (“FHA”), Veterans Administration (“VA”), United States Department of Agriculture (“USDA”), and to a lesser extent, non-agency jumbo prime.
We are an approved seller/servicer for Fannie Mae and Freddie Mac. We are also an approved issuer and servicer for Ginnie Mae. We originate residential mortgage loans through our retail distribution channel (directly to consumers) in 39 states and the District of Columbia as of September 30, 2023.

Components of our Results of Operations

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

The following tables present the Mortgage segment results for the following periods:

Results of Operations

($ in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenues:
Net realized and unrealized gains (losses)	$9,698	$10,847	$28,946	$44,711
Other revenue	5,020	4,764	14,400	14,490
Total revenues	$14,718	$15,611	$43,346	$59,201
Expenses:
Employee compensation and benefits	$8,738	$9,517	$26,691	$35,137
Interest expense	456	475	1,304	1,116
Depreciation and amortization	145	190	477	618
Other expenses	5,020	6,369	15,768	18,980
Total expenses	$14,359	$16,551	$44,240	$55,851
Income (loss) before taxes	$359	$(940)	$(894)	$3,350

Key Performance Metrics:
Origination volumes	$232,938	$279,793	$663,668	$940,958
Gain on sale margins	4.5%	4.9%	4.7%	4.6%
Return on average equity	2.1%	(5.9)%	(1.6)%	5.6%

Non-GAAP Financial Measures (1):
Adjusted net income (1)	$(327)	$(777)	$(1,389)	$(3,516)
Adjusted return on average equity (1)	(2.4)%	(5.4)%	(3.4)%	(8.0)%
(1)    See “—Non-GAAP Reconciliations” for a discussion of non-GAAP financial measures.

Revenues - Three and Nine Months Ended September 30, 2023 compared to 2022

For the three months ended September 30, 2023, $232.9 million of loans were funded, compared to $279.8 million for the prior year period, a decrease of $46.9 million, or 16.7%, driven by the increase in mortgage interest rates compared to the prior year period. Gain on sale margins decreased to 4.5% for the three months ended September 30, 2023, down approximately 40 basis points from 4.9% for the three months ended September 30, 2022. For the nine months ended September 30, 2023, $663.7 million of loans were funded, compared to $941.0 million for the prior year period, a decrease of $277.3 million, or 29.5%, driven by increase in mortgage interest rates compared to the prior year period. Gain on sale margins increased to 4.7% for the nine months ended September 30, 2023, up approximately 10 basis points from 4.6% for the nine months ended September 30, 2022.

Net realized and unrealized gains for the three months ended September 30, 2023 were $9.7 million, compared to $10.8 million in the prior year period, a decrease of $1.1 million or 10.6%. The primary driver of decreased gain on sale revenues was the decline in volumes. Net realized and unrealized gains for the nine months ended September 30, 2023 were $28.9 million, compared to $44.7 million in the prior year period, a decrease of $15.8 million or 35.3%. The primary driver of decreased gain on sale revenues was the decline in volumes and positive fair value adjustment in mortgage servicing rights of $0.9 million in 2023 compared to a positive fair value adjustment of $8.0 million in the prior year period.

Other revenue for the three months ended September 30, 2023 was $5.0 million, compared to $4.8 million in the prior year period, an increase of $0.3 million, or 5.4%. Other revenue for the nine months ended September 30, 2023 was $14.4 million, compared to $14.5 million in the prior year period, a decrease of $0.1 million, or 0.6%. As of September 30, 2023, the mortgage servicing asset was $43.5 million, an increase from $41.4 million as of December 31, 2022.

Expenses - Three and Nine Months Ended September 30, 2023 compared to 2022

For the three months ended September 30, 2023, employee compensation and benefits were $8.7 million, compared to $9.5 million in the prior year period, a decrease of $0.8 million or 8.2%. For the nine months ended September 30, 2023, employee compensation and benefits were $26.7 million, compared to $35.1 million in the prior year period, a decrease of

$8.4 million or 24.0%. The decrease for both periods was driven primarily by reduced commissions on lower origination volumes.

For the three months ended September 30, 2023, interest expense was at $0.5 million, compared to 0.5 million in prior year period, and for the nine months ended September 30, 2023, interest expense was at $1.3 million, an increase of $0.2 million, or 16.8%, with the increase driven by higher interest rates.

For the three months ended September 30, 2023, other expenses were $5.0 million, compared to $6.4 million in the prior year period, a decrease of $1.3 million and for the nine months ended September 30, 2023, other expenses were $15.8 million, compared to $19.0 million in the prior year period, a decrease of $3.2 million, with the decreases driven by a reduction of mortgage operational expenses, including marketing costs.

Income (loss) before taxes

The income before taxes for the three months ended September 30, 2023 was $359.0 thousand, compared to loss before taxes of $940.0 thousand in the prior year period. The loss before taxes for the nine months ended September 30, 2023 was $894.0 thousand, compared to income before taxes of $3.4 million in the prior year period. The decrease was driven by a decline in volumes, partially offset by higher mortgage servicing fees attributable to the larger servicing portfolio.

Tiptree Capital - Other

The following tables present a summary of Tiptree Capital - Other results for the following periods:

Results of Operations

	Three Months Ended September 30,
($ in thousands)	Total revenue		Income (loss) before taxes
	2023	2022	2023	2022
Senior living (Invesque)	$(5,620)	$(1,405)	$(5,620)	$(1,405)
Maritime transportation (1)	447	21,928	(993)	20,124
Other (2)	190	316	119	358
Total	$(4,983)	$20,839	$(6,494)	$19,077

	Nine Months Ended September 30,
($ in thousands)	Total revenue		Income (loss) before taxes
	2023	2022	2023	2022
Senior living (Invesque)	$(7,165)	$(12,924)	$(7,165)	$(12,924)
Maritime transportation(1)	1,158	49,554	(1,716)	36,537
Other (2)	5,418	29,005	5,284	(3,145)
Total	$(589)	$65,635	$(3,597)	$20,468
(1)    Includes $1.4 million and $1.8 million of expenses related to our Maritime transportation operations for the three months ended September 30, 2023 and 2022, respectively, and $2.9 million and $13.0 million of expenses related to our Maritime transportation operations for the nine months ended September 30, 2023 and 2022, respectively.
(2)    Includes asset management, our formerly held for sale mortgage originator (Luxury) for the nine months ended September 30, 2022 as it was deconsolidated on July 1, 2022, and certain intercompany elimination transactions.

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

Revenues for the three months ended September 30, 2023 were losses of $5.0 million compared to $20.8 million for 2022 with the decline primarily driven by sale of five vessels, and increased investment losses on Invesque in the three months ended September 30, 2023, compared to the prior year period. Revenues for the nine months ended September 30, 2023 were losses of $0.6 million compared to $65.6 million in the prior year period with the decline driven by the deconsolidation of Luxury effective July 1, 2022, sale of five vessels, partially offset by investment gains on securities in the Company’s investment holdings and decreased investment losses on Invesque in 2023 compared to 2022.

Income (loss) before taxes

The loss before taxes from Tiptree Capital - Other for the three months ended September 30, 2023 was $6.5 million, compared to the income before taxes of $19.1 million in the prior year period. The loss before taxes from Tiptree Capital - Other for the nine months ended September 30, 2023 was $3.6 million, compared to the income before taxes of $20.5 million in the prior year period. The decrease for both periods was driven by the same factors that impacted revenues.

Adjusted net income - Non-GAAP(1)

($ in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Senior living (Invesque)	$—	$—	$—	$—
Maritime transportation	(884)	5,477	(1,527)	12,949
Other	889	180	3,164	324
Total	$5	$5,657	$1,637	$13,273
(1)    See “—Non-GAAP Reconciliations” for a discussion of non-GAAP financial measures.

Adjusted net income decreased to $5.0 thousand for the three months ended September 30, 2023 compared to $5.7 million in 2022 and decreased to $1.6 million for the nine months ended September 30, 2023 compared to $13.3 million in 2022. The decrease was driven from the sale of five vessels in 2022, partially offset by interest income on cash and cash equivalents and U.S. Treasury securities recorded in other income.

Corporate
The following table presents a summary of corporate results for the following periods:

Results of Operations

($ in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Employee compensation and benefits	$2,058	$1,880	$6,502	$5,824
Employee incentive compensation expense	3,789	3,032	13,973	12,069
Interest expense	—	—	—	4,224
Depreciation and amortization	359	205	963	604
Other expenses	2,240	3,199	6,667	11,174
Total expenses	$8,446	$8,316	$28,105	$33,895
Corporate expenses include expenses of the holding company for employee compensation and benefits, interest expense, and public company and other expenses. Corporate employee compensation and benefits includes the expense of management, legal and accounting staff. Other expenses primarily consisted of audit and professional fees, insurance, office rent and other related expenses.

Employee compensation and benefits, including incentive compensation expense, were $20.5 million for the nine months ended September 30, 2023, compared to $17.9 million for the prior year period, driven by an increase in accrued bonus expense. Of the incentive compensation expense in the nine months ended September 30, 2023 and 2022, $5.0 million was stock-based compensation expense. As of September 30, 2023, the Company had no outstanding borrowings at the holding company and therefore incurred no interest expense for the nine months ended September 30, 2023 compared to $4.2 million in 2022. Other expenses of $6.7 million decreased by $4.5 million from the nine months ended September 30, 2022, primarily driven by decreased consulting and professional fees.

Provision for Income Taxes

The total income tax expense of $12.3 million for the three months ended September 30, 2023 and $5.1 million for the three months ended September 30, 2022 is reflected as a component of net income (loss). For the three months ended September 30, 2023, the Company’s effective tax rate was equal to 58.0%. For the three months ended September 30, 2022, the Company’s effective tax rate was equal to 20.2%. The effective rate for the three months ended September 30, 2023 was significantly higher than the U.S. statutory income tax rate of 21.0%, primarily due to the impact of outside basis deferred taxes on Tiptree’s investment in Fortegra.

The total income tax expense of $29.1 million for the nine months ended September 30, 2023 and $31.5 million for the nine months ended September 30, 2022 is reflected as a component of net income (loss). For the nine months ended September 30, 2023, the Company’s effective tax rate was equal to 55.0%. For the nine months ended September 30, 2022, the Company’s effective tax rate was equal to 108.9%. The effective rates for the nine months ended September 30, 2023 and 2022 were significantly higher than the U.S. statutory income tax rate of 21.0%, primarily due to the impact of outside basis deferred taxes on Tiptree’s investment in Fortegra.

Tiptree owns less than 80% of Fortegra and is required to record deferred taxes on the outside basis on its investment in Fortegra. This deferred tax liability represents the tax that would be due, before consideration of loss carryforwards, if Tiptree were to sell all of its Fortegra stock at its carrying value on Tiptree’s balance sheet.

As of September 30, 2023, this deferred tax liability relating to Fortegra was $48.6 million, which was an increase of $8.7 million from the year ended December 31, 2022, of which $0.3 million benefit was recorded in OCI, $1.2 million benefit was recorded directly in stockholders’ equity, and $10.2 million expense was recorded as a provision for income taxes. As of September 30, 2022, this deferred tax liability was $33.4 million, which was an increase of $33.4 million from the year ended December 31, 2021, of which $14.1 million was recorded directly in stockholders’ equity and $19.4 million was recorded as a provision for income taxes. Excluding the impact of these deferred taxes, the effective tax rates for the nine months ended September 30, 2023 and 2022 were 35.7% and 25.6%, respectively.

On August 16, 2022, the U.S. government enacted Public Law no. 117-169, commonly referred to as the Inflation Reduction Act, which, among other things, establishes a corporate minimum tax on book earnings and an excise tax on stock buybacks. It is not expected that this legislation will have a material financial impact on the Company or its operations.

Balance Sheet Information

Tiptree’s total assets were $4.8 billion as of September 30, 2023, compared to $4.0 billion as of December 31, 2022. The $787.8 million increase in assets is primarily attributable to the growth in the Insurance segment.

Total stockholders’ equity was $543.6 million as of September 30, 2023, compared to $533.6 million as of December 31, 2022, with the increase primarily driven by comprehensive income for the nine months ended September 30, 2023. As of September 30, 2023, there were 36,749,768 shares of common stock outstanding as compared to 36,385,299 shares as of December 31, 2022, with the increase driven by the vesting of share-based incentive compensation and the exercise of options.

The following table is a summary of certain balance sheet information:

	As of September 30, 2023
		Tiptree Capital
($ in thousands)	Insurance	Mortgage	Other	Corporate	Total
Total assets	4,519,854	$171,701	$135,267	$569	$4,827,391

Corporate debt	$206,000	$—	$—	$—	$206,000
Asset based debt	65,538	60,361	—	—	125,899

Tiptree Inc. stockholders’ equity (1)	$244,559	$54,078	$131,833	$(34,379)	$396,091
Non-controlling interests:
Fortegra preferred interests	77,679	—	—	—	77,679
Common interests	69,803	—	—	—	69,803
Total stockholders’ equity	$392,041	$54,078	$131,833	$(34,379)	$543,573
(1)    Included in Corporate equity is the deferred tax liability on the outside basis on Tiptree’s investment in Fortegra of $48.6 million as of September 30, 2023.

NON-GAAP MEASURES AND RECONCILIATIONS

Non-GAAP Reconciliations

In addition to GAAP results, management uses the non-GAAP financial measures underwriting and fee revenues and underwriting and fee margin in order to better explain to investors the underwriting performance and the respective retentions between the Company and its agents and reinsurance partners. We also use the non-GAAP financial measures adjusted net income and adjusted return on average equity as measures of operating performance and as part of our resource and capital allocation process, to assess comparative returns on invested capital. Management believes these measures provide supplemental information useful to investors as they are frequently used by the financial community to analyze financial performance and to compare relative performance among comparable companies. Adjusted net income, adjusted return on average equity, underwriting and fee revenues and underwriting and fee margin are not measurements of financial performance or liquidity under GAAP and should not be considered as an alternative or substitute for earned premiums, net income or any other measure derived in accordance with GAAP.

Underwriting and Fee Revenues and Underwriting and Fee Margin — Non-GAAP (Insurance only)

Underwriting and Fee Revenues — Non-GAAP — We define underwriting and fee revenues as earned premiums, net, service and administrative fees (excluding ceding fees) and other income (excluding cash and cash equivalent interest income). We reconcile underwriting and fee revenues as total revenues excluding net investment income, net realized gains (losses) and net unrealized gains (losses), ceding fees, ceding commissions and cash and cash equivalent interest income as reported in other income. Underwriting and fee revenues represents revenues generated by our underwriting and fee-based operations and allows us to evaluate our underwriting performance without regard to investment income. We use this metric as we believe it gives our management and other users of our financial information useful insight into our underlying business performance. Underwriting and fee revenues should not be viewed as a substitute for total revenues calculated in accordance with GAAP, and other companies may define underwriting and fee revenues differently.

($ in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Total revenues	$406,779	$327,028	$1,159,900	$903,388
Less: Net investment income	(5,416)	(3,632)	(19,613)	(10,164)
Less: Net realized and unrealized gains (losses)	1,616	6,382	10,602	23,151
Less: Ceding fees (1)	(9,711)	(10,653)	(32,613)	(29,020)
Less: Ceding commissions	(2,440)	(4,023)	(10,761)	(9,886)
Less: Cash and cash equivalent interest income (2)	(3,607)	(428)	(7,827)	(737)
Underwriting and fee revenues	$387,221	$314,674	$1,099,688	$876,732
(1) Ceding fees were included in service and administrative fees on the statement of operations.
(2) Cash and cash equivalent interests income were included in other revenue on the statement of operations.

Underwriting and Fee Margin — Non-GAAP — We define underwriting and fee margin as income before taxes, excluding net investment income, net realized gains (losses), net unrealized gains (losses), cash and cash equivalent interest income, employee compensation and benefits, other expenses, interest expense and depreciation and amortization. Underwriting and fee margin represents the underwriting performance of our underwriting and fee-based programs. As such, underwriting and fee margin excludes general administrative expenses, interest expense, depreciation and amortization and other corporate expenses as those expenses support the vertically integrated business model and not any individual component of our business mix. We use this metric as we believe it gives our management and other users of our financial information useful insight into the specific performance of our underlying underwriting and fee programs. Underwriting and fee income should not be viewed as a substitute for income before taxes calculated in accordance with GAAP, and other companies may define underwriting and fee margin differently.

($ in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Income (loss) before income taxes	$35,722	$15,304	$85,584	$39,057
Less: Net investment income	(5,416)	(3,632)	(19,613)	(10,164)
Less: Net realized and unrealized gains (losses)	1,616	6,382	10,602	23,151
Less: Cash and cash equivalent interest income (1)	(3,607)	(428)	(7,827)	(737)
Plus: Depreciation and amortization	5,823	4,742	15,955	13,697
Plus: Interest expense	6,260	5,027	18,921	15,166
Plus: Employee compensation and benefits	30,969	22,071	83,292	64,159
Plus: Other expenses	20,295	21,083	69,880	58,521
Underwriting and fee margin	$91,662	$70,549	$256,794	$202,850
(1) Cash and cash equivalent interests income were included in other revenue on the statement of operations.

Adjusted Net Income — Non-GAAP

We define adjusted net income as income before taxes, less provision (benefit) for income taxes, and excluding the after-tax impact of various expenses that we consider to be unique and non-recurring in nature, including merger and acquisition related expenses, stock-based compensation, net realized and unrealized gains (losses) and intangibles amortization associated with purchase accounting. The calculation of Adjusted Net Income excludes net realized and unrealized gains (losses) that relate to investments or assets rather than business operations. Adjusted net income should not be viewed as a substitute for income before taxes calculated in accordance with GAAP, and other companies may define adjusted net income differently. Adjusted net income is presented before the impacts of non-controlling interests.

We present adjustments for amortization associated with acquired intangible assets. The intangible assets were recorded as part of purchase accounting in connection with Tiptree’s acquisition of Fortegra Financial in 2014, Defend in 2019, and Smart AutoCare and Sky Auto in 2020, ITC in 2022 and Premia in 2023. The intangible assets acquired contribute to overall revenue generation, and the respective purchase accounting adjustments will continue to occur in future periods until such intangible assets are fully amortized in accordance with the respective amortization periods required by GAAP.

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

	Three Months Ended September 30, 2023
($ in thousands)		Tiptree Capital
	Insurance	Mortgage	Other	Corporate	Total
Income (loss) before taxes	$35,722	$359	$(6,494)	$(8,446)	$21,141
Less: Income tax (benefit) expense	(9,261)	(76)	1,179	(4,115)	(12,273)
Less: Net realized and unrealized gains (losses) (1)	1,616	(788)	6,625	—	7,453
Plus: Intangibles amortization (2)	4,878	—	—	—	4,878
Plus: Stock-based compensation expense	717	—	—	1,246	1,963
Plus: Non-recurring expenses (3)	113	—	—	—	113
Plus: Non-cash fair value adjustments (4)	(2,447)	—	—	—	(2,447)
Plus: Impact of tax deconsolidation of Fortegra (5)	—	—	—	4,396	4,396
Less: Tax on adjustments (6)	(1,295)	178	(1,305)	1,231	(1,191)
Adjusted net income	$30,043	$(327)	$5	$(5,688)	$24,033

Adjusted net income	$30,043	$(327)	$5	$(5,688)	$24,033
Average stockholders’ equity	$385,266	$53,939	$139,786	$(34,169)	$544,822
Adjusted return on average equity	31.2%	(2.4)%	—%	NM%	17.6%

	Three Months Ended September 30, 2022
($ in thousands)		Tiptree Capital
	Insurance	Mortgage	Other	Corporate	Total
Income (loss) before taxes	$15,304	$(940)	$19,077	$(8,316)	$25,125
Less: Income tax (benefit) expense	(3,765)	92	(3,963)	2,568	(5,068)
Less: Net realized and unrealized gains (losses) (1)	6,382	(82)	(12,694)	—	(6,394)
Plus: Intangibles amortization (2)	4,115	—	—	—	4,115
Plus: Stock-based compensation expense	33	—	75	1,588	1,696
Plus: Non-recurring expenses (3)	89	—	53	—	142
Plus: Non-cash fair value adjustments (4)	—	—	(130)	—	(130)
Plus: Impact of tax deconsolidation of Fortegra (5)	—	—		(1,425)	(1,425)
Less: Tax on adjustments (6)	(2,327)	153	3,238	270	1,334
Adjusted net income	$19,831	$(777)	$5,656	$(5,315)	$19,395

Adjusted net income	$19,831	$(777)	$5,656	$(5,315)	$19,395
Average stockholders’ equity	$319,703	$57,133	$84,445	$61,178	$522,459
Adjusted return on average equity	24.8%	(5.4)%	26.8%	NM%	14.8%

	Nine Months Ended September 30, 2023
($ in thousands)		Tiptree Capital
	Insurance	Mortgage	Other	Corporate	Total
Income (loss) before taxes	$85,584	$(894)	$(3,597)	$(28,105)	$52,988
Less: Income tax (benefit) expense	(22,936)	231	419	(6,833)	(29,119)
Less: Net realized and unrealized gains (losses) (1)	10,602	(933)	5,885	—	15,554
Plus: Intangibles amortization (2)	12,667	—	—	—	12,667
Plus: Stock-based compensation expense	1,238	—	—	5,032	6,270
Plus: Non-recurring expenses (3)	2,476	—	—	—	2,476
Plus: Non-cash fair value adjustments (4)	(2,611)	—	—	—	(2,611)
Plus: Impact of tax deconsolidation of Fortegra (5)	—	—	—	10,210	10,210
Less: Tax on adjustments (6)	(3,919)	207	(1,070)	1,468	(3,314)
Adjusted net income	$83,101	$(1,389)	$1,637	$(18,228)	$65,121

Adjusted net income	$83,101	$(1,389)	$1,637	$(18,228)	$65,121
Average stockholders’ equity	$365,375	$54,411	$103,332	$15,456	$538,574
Adjusted return on average equity	30.3%	(3.4)%	2.1%	NM %	16.1%

	Nine Months Ended September 30, 2022
($ in thousands)		Tiptree Capital
	Insurance	Mortgage	Other	Corporate	Total
Income (loss) before taxes	$39,057	$3,350	$20,468	$(33,895)	$28,980
Less: Income tax (benefit) expense	(11,099)	(874)	(3,469)	(16,095)	(31,537)
Less: Net realized and unrealized gains (losses) (1)	23,151	(7,976)	(8,293)	—	6,882
Plus: Intangibles amortization (2)	12,146	—	—	—	12,146
Plus: Stock-based compensation expense	2,376	—	98	5,437	7,911
Plus: Non-recurring expenses (3)	1,561	—	(869)	2,108	2,800
Plus: Non-cash fair value adjustments (4)	—	—	3,554	—	3,554
Plus: Impact of tax deconsolidation of Fortegra (5)	1,560			22,544	24,104
Less: Tax on adjustments (6)	(8,859)	1,984	1,783	(915)	(6,007)
Adjusted net income	$59,893	$(3,516)	$13,272	$(20,816)	$48,833

Adjusted net income	$59,893	$(3,516)	$13,272	$(20,816)	$48,833
Average stockholders’ equity	$309,042	$58,558	$94,169	$(1,891)	$459,878
Adjusted return on average equity	25.8%	(8.0)%	18.8%	NM%	14.2%
The footnotes below correspond to the tables above, under “—Adjusted Net Income - Non-GAAP” and “—Adjusted Return on Average Equity - Non-GAAP”.
(1) Net realized and unrealized gains (losses) added back in Adjusted net income excludes net realized and unrealized gains (losses) from the mortgage segment, those relating to our held-for-sale mortgage originator (Luxury), and unrealized gains (losses) on mortgage servicing rights.

(2) Specifically associated with acquisition purchase accounting. See Note (8) Goodwill and Intangible Assets, net.
(3) For the three and nine months ended September 30, 2023 and 2022, included in other expenses were expenses related to banker and legal fees associated with the acquisitions of Premia and ITC.
(4) For the three and nine months ended September 30, 2023, non-cash fair-value adjustments represent a decrease in fair value of the Fortegra Additional Warrant liability which are added-back to adjusted net income. For the 2022 periods, maritime transportation depreciation and amortization was deducted as a reduction in the value of the vessel.
(5) For the three and nine months ended September 30, 2023, included in the adjustment is an add-back of $4.4 million and $10.2 million, respectively, related to deferred tax expense from the WP Transaction. For the three and nine months ended September 30, 2022, included in the adjustment is an add-back of $(1.4) million and $24.1 million, respectively, related to deferred tax expense from the WP Transaction.
(6) Tax on adjustments represents the tax applied to the total non-GAAP adjustments and includes adjustments for non-recurring or discrete tax impacts.

Book Value per share - Non-GAAP

Management believes the use of this financial measure provides supplemental information useful to investors as book value is frequently used by the financial community to analyze company growth on a relative per share basis. The following table provides a reconciliation between total stockholders’ equity and total shares outstanding, net of treasury shares.

($ in thousands, except per share information)	As of September 30,
	2023	2022
Total stockholders’ equity	$543,573	$519,574
Less: Non-controlling interests	147,482	132,295
Total stockholders’ equity, net of non-controlling interests	$396,091	$387,279

Total common shares outstanding	36,750	36,247

Book value per share	$10.78	$10.68

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

As of September 30, 2023, cash and cash equivalents, excluding restricted cash, were $514.7 million, compared to $538.1 million at December 31, 2022, a decrease of $23.4 million, primarily driven by an increase in investments.

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

For purposes of determining enterprise value, we consider corporate credit agreements and preferred trust securities, which we refer to as corporate debt, as corporate financing and associated interest expense is added back. The below table outlines this amount by debt outstanding and interest expense at the insurance company and corporate level.

Corporate Debt

($ in thousands)	Corporate Debt Outstanding as of September 30,		Interest Expense for the three months ended September 30,		Interest Expense for the nine months ended September 30,
	2023	2022	2023	2022	2023	2022
Insurance	$206,000	$160,000	$4,732	$3,592	$14,058	$10,944
Corporate	—	—	—	—	—	4,615
Total	$206,000	$160,000	$4,732	$3,592	$14,058	$15,559

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

Consolidated Comparison of Cash Flows

($ in thousands)	Nine Months Ended September 30,
	2023	2022
Cash and cash equivalents provided by (used in):
Operating activities	$93,566	$400,857
Investing activities	(144,721)	28,858
Financing activities	39,605	(104,324)
Effect of exchange rate changes on cash	(1,935)	(6,833)
Change in cash, cash equivalents and restricted cash	$(13,485)	$318,558
Operating Activities

Cash provided by operating activities was $93.6 million for the nine months ended September 30, 2023. In 2023, the primary sources of cash from operating activities included growth in insurance premiums written resulting in increases in deferred revenues, unearned premiums, policy liabilities and unpaid claims, reinsurance payables and other liabilities and accrued expenses which were partially offset by increases in notes and accounts receivable, reinsurance recoverable and prepaid reinsurance premiums.

Cash provided by operating activities was $400.9 million for the nine months ended September 30, 2022. In 2022, the primary sources of cash from operating activities included proceeds from mortgage loans outpacing originations and growth in insurance premiums written resulting in increases in unearned premiums, policy liabilities and unpaid claims and deferred revenues, which were partially offset by increases in deferred acquisition costs, reinsurance recoverable and prepaid reinsurance premiums.

Investing Activities

Cash used in investing activities was $144.7 million for the nine months ended September 30, 2023. In 2023, the primary uses of cash were the purchases of investments outpacing the proceeds from the sale of investments, as well as the acquisition of Premia.

Cash provided by investing activities was $28.9 million for the nine months ended September 30, 2022. In 2022, the primary sources of cash were the proceeds of sales and maturities of investments outpacing the purchases of investments offset by the acquisition of ITC.

Financing Activities

Cash provided by financing activities was $39.6 million for the nine months ended September 30, 2023. In 2023, the cash provided was primarily proceeds from corporate borrowings and mortgage warehouse facilities which exceeded repayments, partially offset by non-controlling interests distributions and the payment of dividends.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 described our Quantitative and Qualitative Disclosures About Market Risk. There were no material changes to the assumptions or risks during the nine months ended September 30, 2023.

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

Share repurchase activity for nine months ended September 30, 2023 was as follows:

Period	Purchaser	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value ($ in thousands of Shares That May Yet Be Purchased Under the Plans or Programs(1)
July 1, 2023 to July 31, 2023	Tiptree Inc.	—	$—	—
August 1, 2023 to August 31, 2023	Tiptree Inc.	—	$—	—
September 1, 2023 to September 30, 2023	Tiptree Inc.	—	$—	—
	Total	—	$—	—	$11,945

(1)On November 2, 2020, the Board of Directors of Tiptree authorized Tiptree’s Executive Committee to repurchase up to $20 million of its outstanding common stock in the aggregate from time to time.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

Trading Plans

On September 6, 2023, Jonathan Ilany, Chief Executive Officer and a director of the Company, entered into a stock trading plan intended to satisfy the affirmative defense of Rule 10b5-1(c) of the Exchange Act, providing for a third-party broker to donate up to 17,863 shares of common stock of the Company that Mr. Ilany currently owns. Shares will be donated under the stock trading plan in accordance with the parameters set forth in Mr. Ilany’s stock trading plan. Mr. Ilany’s stock trading plan terminates upon the earlier of all the transactions set forth in the plan being executed or September 6, 2024.

As of November 1, 2023, Mr. Ilany is deemed to beneficially own 1,032,043 shares of common stock of the Company, consisting of 205,434 shares of common stock Mr. Ilany owns directly and 826,609 shares of common stock issuable upon exercise of vested stock options that Mr. Ilany owns directly. Mr. Ilany’s beneficial ownership excludes an aggregate of 1,370,810 shares of common stock held at various estate planning vehicles for the benefit of Mr. Ilany’s family. Mr. Ilany has no control over, nor pecuniary interest in, any of these estate planning vehicles.

Item 6. Exhibits, Financial Statement Schedules

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Tiptree Inc. has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Tiptree Inc.

Date:	November 1, 2023	By:/s/ Michael Barnes
Michael Barnes
Executive Chairman

Date:	November 1, 2023	By:/s/ Jonathan Ilany
Jonathan Ilany
Chief Executive Officer

Date:	November 1, 2023	By:/s/ Scott McKinney
Scott McKinney
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
10.1
Amended and Restated Credit Agreement dated as of October 6, 2023 by and among South Bay Acceptance Corporation, South Bay Funding LLC, the lenders from time to time party thereto and Fifth Third Bank, National Association as the administrative agent (previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-33549), filed on October 11, 2023 and herein incorporated by reference).

10.2	Tiptree Inc. 2023 Deferred Compensation Plan (previously filed as Exhibit 10.1 to the Registrant’s Form 10-Q (File No. 001-33549, filed on August 2, 2023 and herein incorporated by reference).**
31.1	Certification of Executive Chairman pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.3	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification of Executive Chairman pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
32.2	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
32.3	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
104	Cover page from Tiptree’s Form 10-Q for the quarter ended September 30, 2023 formatted in iXBRL (included in Exhibit 101).

*     Attached as Exhibit 101 to this Quarterly Report on Form 10-Q are the following materials, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets as of September 30, 2023 and December 31, 2022, (ii) the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2023 and 2022, (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss) for the nine months ended September 30, 2023 and 2022, (iv) the Condensed Consolidated Statements of Changes in Stockholders’ Equity for the three and nine months ended September 30, 2023 and 2022, (v) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2023 and 2022 and (vi) the Notes to the Condensed Consolidated Financial Statements.

**    Denotes a management contract or compensatory plan, contract or arrangement.