Form 10-K
period 2023-12-31
TIPTREE INC.
filed 2024-02-29
CIK 1393726

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 762(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)   Yes ☐     No ☒
As of June 30, 2023, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates of the registrant was approximately $368,186,354, based upon the closing sales price of $15.01 per share as reported on the Nasdaq Capital Market. For purposes of this calculation, all of the registrant’s directors and executive officers were deemed to be affiliates of the registrant.
As of February 20, 2024, there were 36,761,206 shares, par value $0.001, of the registrant’s common stock outstanding.
Documents Incorporated by Reference

Certain information in the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission relating to the registrant’s 2024 Annual Meeting of Stockholders is incorporated by reference into Part III.

TIPTREE INC.
Annual Report on Form 10-K
December 31, 2023
Table of Contents

TIPTREE INC.
Annual Report on Form 10-K
December 31, 2023
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
•Third-party vendors our insurance subsidiaries rely upon to provide certain business and administrative services on their behalf may not perform as anticipated. These include independent financial institutions, lenders, distribution partners, agents, brokers and retailers for distribution of its products and services, and the loss of these distribution sources, or their failure to sell our insurance business’s products and services could be adverse.
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
•Any failure to establish, maintain, protect or enforce our insurance subsidiaries’ intellectual property rights could impair their intellectual property, technology platform and brand. In addition, they may be sued for alleged infringement, misappropriation or other violation of their proprietary rights.
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
“CAGR” means compound annual growth rate.
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
“GWPPE” means gross written premium and premium equivalents.
“Invesque” means Invesque Inc.
“ITC” means ITC Compliance GRP Limited.
“Luxury” means Luxury Mortgage Corp.
“MGAs” means managing general agents.
“NAIC” means the National Association of Insurance Commissioners.
“Operating Company” means Tiptree Operating Company, LLC.
“Premia” means Premia Solutions Limited.
“Reliance” means Reliance First Capital, LLC.
“ROAE” means return on average equity.
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
Insurance: Our Insurance segment consists of Fortegra, which is a growing, consistently profitable, and multinational specialty insurance company focused on underwriting complex and niche risks in underserved markets. Founded in 1978, the business has a long-standing track record of disciplined and stable underwriting results while generating strong growth and attractive returns on capital. Fortegra is an underwriting-focused company, with deep expertise within the admitted and E&S insurance lines and capital light fee-based services markets. It targets moderate risk limits and utilizes a sophisticated reinsurance strategy to reduce volatility and protect its capital. The business differentiates itself through its go-to-market strategy, expertise in customized underwriting solutions and the value-added services offered to its distribution partners.
Tiptree Capital: We own a diversified group of businesses and investments that are owned and managed separately as Tiptree Capital, which include our Mortgage segment operations. We manage Tiptree Capital with a long-term focus, balancing current cash flow and long-term value appreciation. Today, Tiptree Capital consists primarily of our mortgage operations and principal investments.
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
Think Like Owners. Efficient deployment of capital is our top priority. We aim to find the best use of capital to create long-term value for our stockholders. We hope to achieve this through a combination of investments in our existing businesses, select acquisitions and monetization opportunities, opportunistic share repurchases and paying a consistent dividend. As of December 31, 2023, directors, officers, employees and related trusts owned 33% of the Company.
As of December 31, 2023, Tiptree and its consolidated subsidiaries had 1,504 employees, 21 of whom were at our corporate headquarters. Corporate employees are responsible for overall strategy, capital allocation and investment decisions, as well as public company reporting and compliance.
Our businesses are subject to regulation as described below. The 1940 Act may limit the types and nature of businesses that we engage in and assets that we may acquire. See “Risk Factors-Risks Related to Regulatory and Legal Matters-Maintenance of our 1940 Act exemption will impose limits on our operations.”
Insurance
Fortegra is a growing, consistently profitable, and multinational specialty insurance company focused on underwriting complex and niche risks in underserved markets. Founded in 1978, the business has a long-standing track record of disciplined and stable underwriting results while generating strong growth and attractive returns on capital. Fortegra is an underwriting-focused company, with deep expertise within the admitted and E&S insurance lines and capital light fee-based services markets. It targets moderate risk limits and utilizes a sophisticated reinsurance strategy to reduce volatility and protect its capital. The business differentiates itself through its go-to-market strategy, expertise in customized underwriting solutions and the value-added services offered to its distribution partners. Fortegra’s financial success is demonstrated through its GWPPE CAGR of 26%, average combined ratio of 91%, average ROAE of 15% and average adjusted ROAE of 21%, each measured since January 1, 2019 through December 31, 2023.
Fortegra’s balanced business mix allows it to opportunistically allocate capital as market conditions change and utilize the cash flows generated through capital light, fee-based businesses to partially fund the growth capital required across its insurance businesses. Fortegra has proven its ability to opportunistically take advantage of market dynamics throughout its history, and remains well positioned to benefit from an increasingly complex world, leading to secular growth in the specialty P&C market.
Fortegra underwrites specialty programs which are distributed primarily through MGAs, retail agents and other distributors, collectively referred to as distribution partners. We believe this agent-centric specialty focus provides Fortegra with a competitive advantage and enables them to provide distribution partners with value-added services to improve their underwriting and operating performance, driving high agent retention. We believe this “one-to-many” distribution model is more efficient for the types of specialty risks Fortegra underwrites and allows the business to leverage its agents’ specialization in a particular market as well as their extensive retail network. To align economic interests, distribution partners receive variable forms of commission based on underwriting performance which supports the consistency and stability of Fortegra’s underwriting results. We believe this agent-centric distribution model is positioned for success given the continued growth of MGAs as a distribution channel and the differentiated approach Fortegra takes in this market.
Our Insurance Products and Services
Business and Product Mix by Gross Written Premiums and Premium Equivalents

($ in thousands)	Year Ended December 31,
	2023	2022	2021
Property and short-tail	$548,984	$263,933	$100,462
Contractual liability	396,861	351,869	347,776
General liability	353,011	305,325	182,336
Alternative risks	330,171	363,362	409,807
Professional liability	232,944	82,340	32,028
Europe	141,208	125,150	95,917
Commercial lines	$2,003,179	$1,491,979	$1,168,326
Personal lines	$382,397	$397,423	$432,522
Insurance	$2,385,576	$1,889,402	$1,600,848
Auto and consumer goods warranty	302,746	318,550	285,591
Other services	59,532	55,176	49,535
Services	$362,278	$373,726	$335,126
Total	$2,747,854	$2,263,128	$1,935,974
Insurance: Includes lines of business that pertain to coverages written or reinsured, on an admitted or E&S basis, through one of Fortegra’s licensed and regulated insurance entities. Insurance lines of business are further presented as those providing benefits to commercial entities, and those which provide personal coverage benefits to end-consumers. Additionally, Fortegra’s European lines of business includes auto and consumer goods warranty products, as they are regulated insurance products in their locally-issued countries. Fortegra gives limited delegated underwriting authority to its distribution partners, allowing them authority to quote, bind and issue policies within specifically agreed-upon underwriting guidelines. Fortegra’s distribution partners do not establish the policy pricing and terms or place reinsurance on its behalf and in most instances do not manage claims on its behalf. To align economic interests in both commercial and personal lines of business, distribution partners receive variable forms of commission based on underlying losses and underwriting performance, which supports the consistency and stability of Fortegra’s underwriting results.
•Commercial: Through Fortegra’s network of partner MGAs, wholesale agents, retail agents, and brokers, bespoke admitted and E&S coverages are cultivated, ultimately benefiting commercial insureds. The business offers general liability, professional liability, property and other short-tail coverages, contractual liability protection, and alternative risks products. Fortegra continues to experience favorable trends in the E&S market in the U.S. while broadening its reach globally, including throughout Europe. The E&S insurance business launched in 2020 and has grown to more than $820 million of GWPPE for the year ended December 31, 2023. By scaling operations to support international growth, Fortegra is able to capitalize on commonalities across geographies and leverage its shared service platform to drive cost efficiencies. Primarily, the following products are offered:

–General Liability, including but not limited to, general and occurrence-basis other liability; commercial multi-peril liability;
–Professional Liability, including but not limited to, professional and claims-made other liability; miscellaneous errors & omissions; cyber liability;
–Property and Other Short-Tail, including but not limited to, commercial auto physical damage; commercial property; earthquake; homeowners; and inland marine;
–Contractual Liability Protection (“CLIP”), within portions of auto & consumer goods warranty lines, an embedded CLIP is provided. In these cases, the issuing party separately buys an insurance policy, called a “contractual liability insurance policy” CLIP from an insurance company to insure the financial obligations assumed by the issuing company;
–Alternative Risks, including credit insurance products designed to offer lenders protection from events that limit a borrower’s ability to make payments on outstanding loan balances. Collateral protection products are designed to primarily protect the commercial entity from losses to collateral pledged to secure an installment loan. In most instances, these products offer lenders the option to protect collateral from a comprehensive loss due to fire, wind, flood and theft. Additionally, if the collateral is an automobile, the coverage protects against collision losses.
•Personal: In addition to commercial products, Fortegra’s distribution partners offer a range of products which insure consumers, including credit protection surrounding loan payments. These products offer consumers the option to protect loan balance repayment in the event of death, involuntary unemployment or disability. Additionally, while the business has strategically and intentionally deemphasized non-standard auto coverage, it offers these products on a limited basis through select partners.
Services: Includes lines of business that generate service fees and other sources of income through non-insurance services entities. Services lines of business are further presented as those servicing auto warranty contracts and all other services. To align economic interests with partners and reduce the volatility of underwriting results related to various auto warranty, consumer warranty and motor club administration products, distribution partners receive variable forms of commission based on underlying losses and overall program performance. A substantial portion of underwriting risk is typically ceded via third-party captive reinsurance arrangements.
•Auto & Consumer Warranty: Through Fortegra’s network of partner MGAs, wholesale agents, retail agents, brokers, and mobile device retailers, many of which also distribute insurance products, the business provides various auto warranty programs (including but not limited to, vehicle service contracts, GAP, and other ancillary products), and consumer goods warranty programs (including but not limited to, mobile devices, consumer electronics, appliances, furniture, etc.). Within auto & consumer warranty, service fee income is earned for providing any combination of administrator and/or obligor services, both within the U.S. and Europe.
•Other Services: Fortegra administers multiple forms of motor clubs marketed by distribution partners, which are complementary to, and typically embedded within, other insurance or services programs. As part of the expansion into Europe, Fortegra also provides regulatory support and compliance services to the retail automotive sector in the U.K. Included in Fortegra’s vertically integrated insurance and services offerings, the business generates additional sources of fee income through value-add services, including but not limited to, premium or warranty contract financing, lead generation support, and business process outsourcing.
Our Insurance Competitive Strengths

We believe that Fortegra’s competitive strengths include:

Highly diversified and complementary business mix with an exclusive focus on underserved specialty insurance markets requiring distinct industry expertise. Fortegra has a highly diverse set of specialty programs, focused on classes of business where its underwriters have extensive experience. The exclusive focus on programs that we believe are frequently underserved in the market provides Fortegra a distinct competitive advantage. For example, Fortegra often targets smaller limit lines of business that it believes are consistently profitable with significant growth potential but have been overlooked by traditional insurance carriers. Its dedicated underwriters have specific expertise in their given specialty markets, and will only enter a new market segment after extensive analysis and assessment.

Track record of profitable growth driven by disciplined strategic actions. Fortegra delivered GWPPE CAGR of 26%, net income CAGR of 39% and an adjusted net income CAGR of 37%, each measured from January 1, 2019 through December 31, 2023, while increasing its return on equity over that time, highlighted by its 2023 ROAE of 26% and adjusted ROAE of 29%. The business targets and hires underwriters with strong reputations in their areas of expertise and empowers them to source specialty programs from their proprietary networks. Once onboarded, Fortegra’s platform is dedicated to improving its agents’ performance through aligned incentives, underwriting and structural expertise, technology and data analytics, and ancillary services (e.g. claims). The platform has expanded into new lines of business and geographies, all while maintaining a disciplined approach to risk selection. Growth has been supported by multiple industry tailwinds in recent years, including the continued trend of insurance distribution through MGAs, the secular migration of risks into the U.S. E&S market, the need for reliable carrier capacity as traditional insurance carriers, reinsurance providers and alternative capital solutions have experienced dislocation and the persistent U.S. P&C insurance hard-market environment.

Stable and highly predictable underwriting results driven by differentiated expertise, rigorous data driven approach to risk selection and a fully aligned distribution network. Fortegra has a long-standing track record of consistent underwriting results that have experienced limited volatility, which is the result of a deliberate organizational design. Its underwriting track record is demonstrated through its average combined ratio of 90.9% from 2019 through the year ended December 31, 2023. The business takes a disciplined approach to program selection, due diligence, pricing and structuring led by long-tenured, specialty insurance underwriting and actuarial experts, with active input from compliance, information technology and legal teams. Fortegra does not write commoditized, longer-tail classes of business which can experience periods of volatility such as workers compensation or commercial auto. The stability of its financial results is also driven by an intense data driven underwriting approach, which is enhanced by AI and machine learning to constantly refine pricing and risk appetite. Lastly, Fortegra’s selected group of distribution partners are fully aligned as a result of variable commission structures which support the consistency and stability of underwriting results.

Agent-centric and highly efficient operating platform driven by scalable and proprietary data, analytics and technology stack. Fortegra complements underwriting expertise with robust technology platforms supported by highly trained data science and engineering teams to improve the scale and profitability of its programs. The platform allows the business to launch new programs and grow premiums without significant incremental upfront expenses. Fortegra’s technology delivers low-cost, automated administrative services to partners, enabling the business to automate core business processes, reduce operating costs, increase operating efficiency and secure high agent retention, highlighted by Fortegra’s five year annual average agent retention of greater than 95%. Fortegra uses the data collected to quickly analyze claims, which feeds into underwriting and actuarial teams and their decision making. Data and technology capabilities are used to monitor existing program performance, implement necessary underwriting action and if appropriate, exit programs which do not meet Fortegra’s underwriting standards. We believe that Fortegra’s technology platform provides an advantage in partnering with and delivering value-added capabilities to its distribution network.

Dynamic capital allocator with a sophisticated reinsurance program to optimize risk and return while maintaining a conservative financial profile. Fortegra actively manages its capital to ensure disciplined, profitable growth across cycles. Its complementary business mix allows the business to pivot rapidly as market conditions change. The business mix is intentionally designed to have a balance of risk-bearing and capital light, fee-based earnings, which we believe provides a significant diversification benefit and allows us to allocate our capital and focus as market conditions change. Additionally, the diverse business mix enables Fortegra to use the cash flows generated through capital light, fee-based businesses to help fund the growth capital required in insurance businesses. Fortegra utilizes a sophisticated reinsurance strategy to optimize capital deployed and reduce volatility while generating attractive economics. This strategy is further augmented by Fortegra’s conservative balance sheet and highly liquid fixed income investment portfolio which has an average S&P rating of AA.

Visionary, proven, and deep leadership team with a collaborative culture. Fortegra’s executive management team is comprised of highly experienced professionals with an average of over 25 years of industry experience. The team includes a deep bench of seasoned underwriters who have expertise in their designated specialization driving underwriting performance. The culture is highly collaborative focused on continuous improvement across underwriting, claims, technology and operations to ensure enterprise-wide connectivity as the business scales. Fortegra is led by its Chief Executive Officer, Rick Kahlbaugh, who has been in executive leadership positions with the Company for over 20 years. Fortegra prioritizes attracting and investing in the best talent in the industry to continue to drive profitable growth. The interests of Fortegra’s executive management team are closely aligned with investors through a combination of a long-term incentive plan and management bonus pool tied to operating results.

Our Insurance Strategy
We will seek to continue to execute upon our strategy, which focuses on providing specialty lines to underserved markets where Fortegra has significant expertise. We believe this approach will enable Fortegra to continue to generate profitable growth and attractive returns on capital. The core drivers of this strategy include:
Leveraging our deep expertise and efficient distribution to continue driving profitable growth. Fortegra’s core strategy centers on its deep expertise in underserved markets and a distinctive approach to program business. We expect to actively pursue new specialty opportunities through:
•Continuing to successfully recruit and hire talented specialty underwriters that have a favorable track record, sector expertise and strong agent following;
•Leveraging Fortegra’s distribution partner network to enter new specialty programs where it has underwriting expertise;
•Partnering with reinsurers who are looking for highly experienced specialty carriers like Fortegra that can deliver a breadth of services and favorable underwriting results;
•Working with reinsurance intermediaries that are seeking to move their business away from the fronting/hybrid model to a fully integrated specialty insurance company model;
•Expanding into new geographies including the specialty insurance and warranty markets in Europe; and
•Deepening Fortegra’s auto warranty footprint through dealership expansion and build-out of a direct salesforce.
Utilizing technology to strengthen Fortegra’s operational scalability and continue to refine underwriting performance. At the core of the strategic vision is a profound commitment to technology as a driving force behind its success. The scalability and adaptability of its technology seamlessly aligns with an expanding business landscape. This dynamic technological infrastructure empowers the Fortegra team through the integration of data tools across claims, underwriting, and actuarial functions, providing a significant competitive edge and contributing to a low expense ratio. Technology and data capabilities are leveraged to enhance agent experience and performance through elevated service, improved underwriting insights, and streamlined claims processes. Fortegra’s technology and data also generate underwriting-qualified leads for its distribution partners, while ensuring the business remains within the boundaries of its risk parameters. This scalable technology platform was designed to support continued growth while necessitating minimal incremental investment.
Empowering partners for enhanced performance through its differentiated underwriting approach. Fortegra’s distinctive underwriting approach involves the recruitment of experienced underwriters which are typically very well known to the business and have established networks of experienced distribution partners. These partners play a pivotal role in identifying attractive, smaller programs that align within Fortegra’s risk parameters. Alignment of interests with distribution partners provides them access to pricing, underwriting, and robust risk management processes, which enhance the collective financial performance. Fortegra’s organizational culture is rooted in sound underwriting practices that enable it to achieve targeted growth objectives while consistently delivering desired profitability.
Sustaining a highly disciplined underwriting approach with focus on profitability. Fortegra constantly assesses the risks in its portfolio to assure sound pricing and risk management in accordance with its underwriting guidelines with the goal of increasing returns and maintaining the stability of its combined ratio. Underwriting integrity or risk selection will not be sacrificed for the sake of premium growth. As Fortegra assesses market pricing, to the extent it is below its underwriting return objectives, capital will not be put at risk for premium growth.
Maintaining a high-quality balance sheet with strong ratings. Fortegra has and seeks to maintain a strong and conservative balance sheet, supported by a comprehensive risk management program reflected by its financial strength ratings of “A-” (Excellent) (Outlook Stable) from A.M. Best. Fortegra has a short duration, liquid and high-quality investment portfolio, with 90% invested in cash and investment grade fixed income securities, which have an average S&P rating of AA, as of December 31, 2023. Fortegra has highly rated and well capitalized reinsurance partners and retains excess collateral where applicable to support its outstanding reinsurance recoverable.
Distribution & Marketing
Fortegra distributes its products through MGAs, retail agents, and other distributors, collectively referred to as distribution partners. The business generally targets markets that are niche and specialty in nature, which it believes are underserved by competitors and have high barriers to entry. Fortegra focuses on establishing quality relationships, emphasizing customer service, and providing underwriting expertise and value-added services. This agent-centric focus, along with its ability to help distribution partners enhance revenue and optimize underwriting profitability and operational efficiencies, provides Fortegra with a competitive advantage that has enabled it to develop and maintain numerous long-term client relationships, as evidenced by its high agent retention rate of greater than 95% (over the last five years). Fortegra believes this “one-to-many” distribution model is operationally more efficient for the types of risks it underwrites, leveraging its partners’ specialized experience in their specific markets, lines of business and associated risks, as well as their extensive retail networks. To align economic interests, distribution partners receive variable forms of commission based on underwriting performance, which reduces the volatility of underwriting results and promotes further profitable growth.
Fortegra’s distribution partner relationships vary across the insurance products and services that it offers as follows:
•Insurance products are distributed primarily through a network of MGAs, who in turn market and distribute through independent agents, retailers and wholesale brokers, or direct through lenders and financial institutions.
•Service products are distributed by automobile dealerships, retailers (regional and specialty retailers, furniture stores, regional cellular service providers, and mobile device service providers), and MGAs, as well as financial services companies. Fortegra’s vertically integrated platform also allows it to engage in direct relationships with distributors for premium and service contract financing options, and regulatory compliance.
Fortegra’s partners receive a commission-based fee for the distribution of its products. A significant portion of Fortegra’s commission agreements are on a variable or sliding scale commission basis, which allows Fortegra to adjust commissions based upon underlying underwriting performance, economically aligning itself with distribution partners.
Fortegra has a highly diverse set of programs designed to limit concentration risk to its distribution partners, with its largest distribution partners each representing less than 6% of GWPPE for the year ended December 31, 2023.
Fortegra’s marketing department focuses on building tailored solutions for its distribution partners, playing a pivotal role in driving brand recognition, revenue growth, and partner engagement. Utilizing a data-driven approach, the team develops and executes marketing strategies that support Fortegra’s sales activities, and the customer acquisition efforts of distribution partners. Extending marketing capabilities to distribution partners is a key differentiator that contributes to revenue growth and promotes longstanding distribution relationships.
Underwriting
Fortegra is an underwriting focused company with deep expertise within admitted and E&S insurance lines, as well as fee-based services markets, with a focus on underwriting complex and niche risks in underserved markets. Throughout the organization there is a strong culture of collaboration. Underwriting, claims and actuarial teams are closely integrated and aligned to facilitate operational efficiency, continuously monitor results, and make changes to programs as necessary. Centralized data systems allow for the real-time identification of pricing and claims trends within a program. Fortegra believes its approach to partner and program diligence, underwriting (including risk selection and pricing), and claims management, combined with its alignment and ability to improve its partner’s performance, has contributed to a superior combined ratio, which averaged 90.9% from 2019 through December 31, 2023.
Fortegra’s underwriting team consisted of over 90 professionals as of December 31, 2023. Fortegra hires experienced underwriters with a proven track record of underwriting profitability, deep knowledge of the specialty products that they underwrite, and longstanding relationships with its distribution partners. This approach accelerates expansion within particular lines due to the underwriters’ historical experience. Fortegra benefits from the underwriters’ prior experience within a particular line of business without the cost and volatility associated with unproven, blue-sky initiatives.
Fortegra’s underwriters work with its distribution partners to develop the underwriting guidelines for each program. Limited delegated underwriting authority is given to its MGAs, including the ability to quote, bind, and issue policies within specifically agreed-upon underwriting guidelines. Fortegra’s distribution partners do not establish the policy pricing and terms, nor do they place reinsurance on its behalf. Fortegra has an established data and process-based approach to initial due diligence, structuring and onboarding, and regular maintenance and oversight.
Fortegra’s underwriting team prices to a target margin, accounting for claims and administrative services. Fortegra continually seeks risk exposures where it can sustainably improve loss ratios and adjust its underwriting accordingly. Each program must be profitable on its own or adjustments are made, including underwriting guideline changes, pricing adjustments, or ultimately program cancellation if an underperforming program cannot be rehabilitated. This benefits underwriting results, and also earns its partners additional economic benefits through its variable commission structures.

Fortegra’s partners are compensated through variable or sliding-scale commission agreements, which allows the business to adjust commissions based upon underlying underwriting performance. Under these types of arrangements, its partners are paid an upfront provisional commission based on volumes. Subsequent adjustments to these commissions are calculated on underlying performance based upon the actual losses incurred compared to premiums or service fee income earned. Fortegra believes these types of contractual arrangements align economic interests by sharing the risks and rewards of its programs, which help Fortegra to better manage its risk exposures and deliver more consistent profit margins. This alignment underpins all of Fortegra’s partnerships; it fosters collaboration, lasting relationships and consistent profitability.
Claims
Fortegra’s claims department consisted of over 300 claims professionals as of December 31, 2023. Fortegra organizes its claims department by product and geography, with specialized teams aligned by area of expertise. The business maintains claims disposition authority for the majority of its claims across both insurance and services. In-house claims professionals have specific niche expertise to accurately assess claims, which is crucial for the unique risks the business underwrites. Fortegra’s claims department maintains close collaboration with its underwriting and actuarial teams as to current claims trends and ongoing underwriting performance.
On certain occasions where a TPA or external specialist possesses specific expertise, Fortegra may contract with them to provide services within its defined framework, subject to oversight while Fortegra retains ultimate claims settlement authority. When necessary, the claims team has access to a panel of expert attorneys, mediators, investigators, and independent adjusters who will be retained in connection with litigation or loss inspection. This allows Fortegra’s claims professionals to focus on more complex claims and enhances the efficiency and work quality of its claims department. The business seeks to adjudicate claims efficiently while maintaining strict compliance with all licensing, regulatory, and statutory requirements.
Fortegra continues to invest in claims technology that enables it to add new programs and scale rapidly. Its centralized data systems allow for the real-time identification of claims trends within a program, which can be fed back to underwriting and actuarial teams to adjust its underwriting accordingly.
Technology
Technology is core to Fortegra’s strategy and a competitive advantage for the business. Fortegra has invested in technology to complement and enhance its underwriting, actuarial, and claims expertise, including systems, data science and engineering, and AI. These investments have strengthened Fortegra’s overall operational framework, improving scalability and profitability for both the business and its partners. Core system enhancements afford better claims adjudication, inform precise claims data capture, and provide improved customer service, while data engineering connects existing systems to reduce human intervention. The enrichment of claims data enhances underwriting decisions and actuarial analyses with extensive integrated data science tools.
The business is supported by technology in multiple ways, including:
•Assisting underwriting and actuarial teams by providing data and insight that feeds into its decision making processes. Fortegra’s underwriting is complemented by its highly trained data science and engineering teams. These teams deploy machine learning tools and a scalable data platform to support a collaborative approach that has allowed Fortegra to improve the scale and profitability of its business. The machine learning tools that the data science team build start with input from the underwriting and actuarial teams to build bespoke models for select lines that provide meaningful insight back to the underwriters in their processes. Fortegra leverages machine learning in its marketing processes to produce underwriting-qualified leads for its distribution partners. In the claims process, Fortegra utilizes machine learning document processing to streamline claims intake and improve data quality;
•Improving its service platform to make it easier to do business with its distribution partners and effectively serve a high volume of policies in an efficient manner. This integrated, proprietary technology efficiently manages the high volume of policies and claims that result from servicing a large volume of small policyholders and contract holders. Its technology is highly automated, scalable and allows Fortegra to operate efficiently;
•Enhancing its ability to generate business leads that fit Fortegra’s risk profile using AI. Fortegra’s flexible technology platform provides value-added services that it believes creates stronger relationships with its distribution partners. Fortegra’s technology platform is connected to its distribution partners and provides them with access to claims and performance dashboards. These value-added services deepen its relationships and contribute to the high persistency rate with Fortegra’s distribution partners; and
•Providing a scalable platform to grow the business and add new product lines with minimal incremental expense. Fortegra’s technology infrastructure is scalable and affords it the opportunity to add new partners and services without significant additional expense. Fortegra designed its scalable technology platform to support the business’s continued growth while necessitating only minimal incremental investment.
Reinsurance Strategy
Fortegra’s reinsurance strategy fosters efficient capital management to enable continued growth of its specialty insurance platform. The business leverages both quota share and excess of loss reinsurance arrangements with a diverse, highly rated, and appropriately capitalized panel of reinsurers. Reinsurance is also a key element of its enterprise risk management framework, limiting extreme loss events, reducing volatility, and driving consistent underwriting profitability for the stockholders.
Quota share reinsurance: refers to a reinsurance contract whereby the reinsurer agrees to assume a specified percentage of the ceding company’s losses arising out of a defined class. Fortegra has various quota share contracts that cover its insurance programs. Fortegra’s whole account quota share reinsurance agreement, which covers a portion of its commercial P&C insurance gross written premium (including general liability, professional liability, property and short-tail), provides a 60% quota share of losses and significant ceding fees to offset administrative, underwriting and acquisition expenses. Additionally, this reinsurance agreement generates ceding commission income based on underlying underwriting performance, and investment income earned by the assuming reinsurers.
Excess of loss reinsurance: refers to a reinsurance contract whereby the reinsurer agrees to assume all or a portion of the ceding company’s losses for an individual claim or an event in excess of a specified amount in exchange for a premium payable amount negotiated between the parties. Fortegra utilizes an excess of loss reinsurance agreement related to catastrophic property exposures, with limits in excess of a 1:200-year event.
Captive Reinsurance Arrangements: A significant portion of partners within contractual liability and alternative risk lines of insurance business, as well as its auto and consumer goods line of services business, have created captive reinsurance companies to assume the underwriting risk on the products it delivers. These captive reinsurance companies are known as Producer-Owned Reinsurance Companies (“PORCs”) and, in most instances, each PORC assumes predominantly all of the underwriting risk associated with the products they deliver. In such PORC relationships, as is typically required by applicable laws and insurance regulations, Fortegra acts in a fronting and administrative capacity on behalf of the PORC, providing underwriting and claims services. It receives ceding and administration fees associated with underwriting and servicing the underlying policies. Because reinsurance does not relieve Fortegra of its primary liability to the policyholder, Fortegra generally requires cash or other forms of collateral posted by the PORC to secure the reinsurance receivable if a PORC is unable to pay the claims it has assumed.
Fortegra’s reinsurance treaties renew on an annual basis throughout the year. At each treaty renewal, Fortegra considers several factors that influence its reinsurance program, including any plans to change the underlying insurance coverage it offers, changes in loss trends, its capital levels, changes in its risk appetite and the cost and market capacity.
The following table reflects Fortegra’s key reinsurance treaties:

Treaty	Description	Net Retention	Reinsurance Coverage
Whole Account Quota Share	Covers general liability, professional liability, property and short-tail lines accounting for 40% of commercial P&C insurance gross written premiums	40%, $5 million per aggregate	60% Placed
Property Catastrophe Excess of Loss	Protection in excess of a 1:200-year catastrophic event	$8 million, 50% co-participation on $4 million excess of $8 million	$40 million excess of $8 million per event, $80 million in aggregate
For the limited amount of gross property exposures that are in excess of desired retentions, Fortegra works with its distribution partners to purchase facultative reinsurance to cover those individual risks. In addition to the purchase of property catastrophe reinsurance, Fortegra also manages its property exposures by leveraging catastrophe models to monitor risk aggregations that are measured in terms of probable maximum loss (“PML”) and Tail Value-at-Risk (“TVAR”), both of which estimate the amount of loss it would expect in extreme loss scenarios.
In Fortegra’s commercial insurance lines, its reinsurers tend to be highly rated, well-capitalized, professional third-party reinsurers. Fortegra typically contracts with third-party reinsurers that have attained an “A-” or better financial strength rating from A.M. Best. Those reinsurers that fall below this threshold are required to post collateral on a funds held basis or with letters of credit.
Counterparty Risk
Fortegra monitors its counterparty risk monthly through both adjustments to the sliding scale commission arrangements and a thorough evaluation of its reinsurance receivables and prepaid insurance premiums, and associated collateral.

($ in millions)	As of December 31,
	2023	2022
Third-party captives (1)
Reinsurance receivables and prepaid reinsurance premiums	$871	$603
Collateral	$1,036	$700
% Collateralized	119%	116%
Professional Reinsurers (2)
Reinsurance receivables and prepaid reinsurance premiums	$984	$573
Collateral	$644	$611
% Collateralized	65%	107%
Total
Reinsurance receivables and prepaid reinsurance premiums	$1,854	$1,176
Collateral	$1,680	$1,311
% Collateralized	91%	112%
__________________
(1) Includes domestic insurance companies owned by distribution partners.
(2) “Professional reinsurers” include all reinsurers except for third-party captives.
Total reinsurance receivables and prepaid reinsurance premiums were $1,854 million and $1,176 million as of December 31, 2023 and 2022, respectively. Of those amounts, $871 million and $603 million, respectively, related to contracts with third-party captives in which Fortegra holds collateral or receives letters of credit in excess of the reinsurance receivables and prepaid reinsurance premiums. The remainder relates to receivables held with high quality professional reinsurers. Additionally, any receivable held with unrated professional reinsurers is fully collateralized. The following table sets forth the percentage of Fortegra’s reinsurance receivables broken out by the A.M. Best financial strength rating of those professional reinsurers, excluding gross-up adjustments, as of December 31, 2023 and 2022.

	Percentage as of December 31,
Rating:	2023	2022
A++	1%	1%
A+	19%	33%
A	26%	13%
A-	28%	30%
Unrated	26%	23%
Reserves
Fortegra establishes loss reserves to cover its estimated ultimate losses under all insurance policies that it underwrites, and loss adjustment expenses relating to the investigation and settlement of policy claims. These reserves include estimates of the cost of the claims reported to Fortegra (case reserves) and estimates of the cost of claims that have been incurred but not yet reported. Fortegra’s reserving process is built upon expected loss and loss adjustment expense ratio picks at the program, line of business, and accident year level, which are set by management with input from underwriting, actuarial and claims. Management reviews results monthly against expected results to monitor underwriting performance. When determined necessary, underwriting actions are discussed and implemented, and reserve changes are made.
Regular internal actuarial analyses are performed on a quarterly basis by program, line of business, and accident year/treaty year. Quarterly, an independent third-party actuarial review is completed to provide management with additional information related to reserve adequacy. Where the internal and external projections differ, a comparison is examined to determine the drivers. Information provided by the independent actuaries is considered as part of the input in the internal reserving process. Unpaid claims reserves represent Fortegra’s best estimates at a given time, based on actuarial estimates. Actual claim costs are dependent upon a number of complex factors such as changes in doctrines of legal liabilities and damage awards. These factors are not directly quantifiable, particularly on a prospective basis. Fortegra regularly reviews and updates its method of estimating such unpaid claims reserves based on actual claims experience.
Fortegra’s actuaries apply a variety of generally accepted actuarial methods (including loss development methods, Bornhuetter-Ferguson methods, Cape Cod methods, and expected loss methods) to historical loss experience when calculating indicated reserves. Key assumptions underlying these analyses, including anticipated future loss development patterns and expected ultimate loss and loss adjustment expense ratios, are reviewed regularly and updated as needed based on actual claims experience. In accordance with applicable statutory insurance company regulations, Fortegra’s recorded unpaid claims reserves are evaluated by appointed independent third-party actuaries, who perform this function in compliance with the Standards of Practice and Codes of Conduct of the American Academy of Actuaries.
As of December 31, 2023, Fortegra’s reserves were found to be consistent with reserves computed in accordance with actuarial standards of practice and make a reasonable provision for all of its unpaid loss and loss adjustment expense obligations, as well as its unearned premium reserves for long duration contracts, by the appointed independent third-party actuaries.
Insurance Investments
Fortegra seeks to maintain a balanced and well-diversified investment portfolio with the primary investment objectives of remaining liquid to fund expected reserve payments, capital preservation, and a stable level of investment income enabling continued growth of core and new business lines. Its investment portfolio, including cash and cash equivalents and total investments, were $1,327 million as of December 31, 2023.
Fortegra’s investment policy establishes the investment parameters, such as maximum percentage of investment in a certain type of security and minimum levels of credit quality and is designed to manage investment risk. Corvid Peak Capital Management, a credit oriented asset manager owned by the Company, manages Fortegra’s investment portfolio consistent with its internally prescribed guidelines and with oversight from Tiptree. Fortegra’s investments are subject to general economic conditions and market risks in addition to risks inherent to particular securities and risks relating to the performance of its investment advisers. Fortegra conducts monthly stress tests and uses predictive analytics to manage its investments, which it believes reduces risk to its investment performance. Fortegra also maintains an investment committee that meets monthly to ensure its investment objectives remain aligned with its broader strategic and financial objectives.
As of December 31, 2023, the majority of its investments, $772 million or 58.2%, of total cash and invested assets, was comprised of fixed maturity securities that are classified as available for sale and carried at fair value with unrealized gains and losses on these securities, net of applicable taxes, reported as a separate component of AOCI. Cash & cash equivalents were $410 million, or approximately 30.9% of total cash and invested assets as of December 31, 2023, as Fortegra has intentionally maintained a larger cash portion in its portfolio to capitalize on current short-term yields and maintain liquidity. Also included in its investments were $26 million of equity securities, $11 million of loans, at fair value, $1 million of exchange traded fixed income funds, at fair value, and $107 million of other investments.
The following table provides a summary of Fortegra’s investments and cash and cash equivalents as of December 31, 2023 and December 31, 2022:

	As of
($ in millions)	December 31, 2023		December 31, 2022
Investments:	Fair Value	% of Total Fair Value	Fair Value	% of Total Fair Value
Cash and cash equivalents	$410	30.9%	$388	33.7%
Available for sale securities, at fair value	772	58.2%	612	53.0%
Loans, at fair value	11	0.8%	14	1.2%
Common and preferred equity securities	26	1.9%	17	1.5%
Exchange traded funds	1	0.1%	56	4.9%
Other investments	107	8.0%	66	5.7%
Total cash and invested assets	$1,327	100.0%	$1,154	100.0%
Fixed Maturity Securities
As of December 31, 2023, Fortegra’s fixed maturity securities totaled $1,191.5 million and included cash and cash equivalents, available for sale securities, at fair value and investment grade securities classified in other investments. It had a weighted-average effective duration of 2.5 years, an average S&P rating of AA, and a book yield of 3.3%. Fixed maturity securities represented 90% of total investments.

The following table provides a summary of Fortegra’s amortized cost and fair value on available for sale securities as of December 31, 2023 and December 31, 2022:

	As of
($ in millions)	December 31, 2023			December 31, 2022
Fixed Maturity Securities:	Amortized Cost	Fair Value	% of Total Fair Value	Amortized Cost	Fair Value	% of Total Fair Value
Obligations of the U.S. Treasury and U.S. Government agencies	$467	$441	57.1%	$417	$382	62.4%
Obligations of state and political subdivisions	49	45	5.8%	54	49	8.0%
Corporate securities	261	255	33.0%	176	162	26.5%
Asset-backed securities	29	26	3.4%	20	15	2.5%
Certificate of deposits	1	1	0.1%	1	1	0.2%
Obligations of foreign governments	5	5	0.6%	3	2	0.3%
Total available for sale investments	$812	$772	100%	$671	$612	100%
The following table provides the credit quality of Fortegra’s available for sale investments as of December 31, 2023 and December 31, 2022:

	As of
($ in millions)	December 31, 2023			December 31, 2022
Rating:	Amortized Cost	Fair Value	% of Total Fair Value	Amortized Cost	Fair Value	% of Total Fair Value
AAA	$29	$27	3.5%	$21	$19	3.1%
AA	540	509	65.9%	480	440	72.0%
A	162	154	19.9%	164	150	24.5%
BBB	64	65	8.4%	—	—	—%
BB	12	12	1.6%	1	1	0.2%
B or unrated	5	5	0.6%	4	1	0.2%
Total available for sale investments	$812	$772	100%	$670	$611	100%
The amortized cost and fair value of Fortegra’s available for sale investments is summarized by contractual maturity as of December 31, 2023 in the table below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations.

($ in millions)	As of December 31, 2023
	Amortized Cost	Fair Value	% of Total Fair Value
Due in one year or less	$217	$216	28%
Due after one year through five years	319	307	40%
Due after five years through ten years	46	39	5%
Due after ten years	200	183	24%
Asset-backed securities	29	26	3%
Total available for sale investments	$812	$772	100%
Competition
Fortegra operates in several niche markets and believes that no single company competes against it in all of its business lines. Fortegra may compete with other specialty insurance carriers within a given line of business, but it identifies no specific insurers as clear competition across all underwritten lines. Within the United States, Fortegra competes with specialty insurers such as RLI Corporation, W.R. Berkley Corporation, Kinsale, Skyward Specialty and Markel Corporation. Across Fortegra’s varying lines of business, it competes with a number of companies that write similar products, including: AIG, Allstate, Assurant, Asurion, LLC, AXA SA, Securian Financial, and Great American. These lists are not exhaustive and are constantly evolving as underwritten lines for Fortegra and its competitors evolves.
In general, the insurance markets in which Fortegra operates in are highly competitive. The competition faced is driven by a confluence of factors, including product pricing, industry knowledge and expertise, quality of customer service, effectiveness of distribution channels, technology platforms and underwriting processes, the quality of information systems, financial strength ratings, size, breadth of products offered, overall reputation, and other factors. Fortegra primarily competes by leveraging its proprietary technological innovations, decades of underwriting expertise, robust distribution relationships, data-driven marketing initiatives, its “agent-centric” mentality, and best-in-class reputation.
Ratings
Fortegra currently has a rating of “A-” (Excellent) (Outlook Stable) from A.M. Best, which rates insurance companies based on factors of concern to policyholders. A.M. Best currently assigns 16 ratings to insurance companies, which currently range from “A++” (Superior) to “S” (Rating Suspended). “A-” (Excellent) is the fourth highest rating. In evaluating a company’s financial and operating performance, A.M. Best performs quantitative and qualitative analyses, which includes a review of the company’s balance sheet strength, operating performance and business profile. Each of A.M. Best’s ratings reflect its opinion of an insurance company’s financial strength, operating performance and ability to meet its obligations to policyholders. These evaluations are not directed to purchasers of an insurance company’s securities.
Seasonality
Fortegra’s financial results have historically been, and we expect will continue to be, affected by seasonal variations. Fortegra’s commercial P&C lines of business are subject to underlying program renewal dates, while a significant portion of revenues related to the alternative risks and auto and consumer goods warranty lines of business may fluctuate seasonally based on consumer spending, which has historically been higher in September and December, corresponding to auto-sales events and the back-to-school and holiday seasons. Accordingly, its insurance revenues have historically been higher in the third and fourth quarters than in the first half of the year.
Intellectual Property
Fortegra owns or licenses a number of trademarks, trade names, service marks, trade secrets and other intellectual property rights that relate to its services and products within the various jurisdictions in which it operates. Although Fortegra believes that these intellectual property rights are, in the aggregate, important to Fortegra, it also believes that the business is not materially dependent upon any particular trademark, trade name, copyright, service mark, license or other intellectual property right. Additionally, Fortegra’s insurance subsidiaries have entered into confidentiality agreements with its partners that impose restrictions on partners’ use of proprietary software and other intellectual property rights.
Regulation
Fortegra is subjected to federal, state, local and foreign regulation and supervision. The type and degree of regulation and supervision varies depending on which type of license may be involved, such as: insurance company, administrator and agency licenses; or service contract administration and obligor licenses; or premium finance and consumer finance licenses. Fortegra is also subject to the related federal, state and foreign data privacy and data protection laws. Its insurance subsidiaries are active in 50 states in the United States.
Its U.S. insurance company subsidiaries are domiciled in several states, including Arizona, California, Delaware, Georgia, Kentucky and Louisiana. The regulation, supervision and administration by state departments of insurance relate, among other things, to: standards of solvency that must be met and maintained, restrictions on the payment of dividends, changes in control of insurance companies, the licensing of insurers and their agents and other producers, the types of insurance that may be written, privacy practices, the ability to enter and exit certain insurance markets, the nature of and limitations on investments and premium rates, or restrictions on the size of risks that may be insured under a single policy, reserves and provisions for unearned premiums, losses and other obligations, deposits of securities for the benefit of policyholders, payment of sales compensation to third parties, approval of policy forms and premium rates, the types of risks that are not subject to form and rate regulation, the regulation of market conduct, including advertising, underwriting, claims practices, policy cancellation or non-renewal, and the insurer’s oversight of its agents. As part of their routine regulatory oversight process, state insurance departments conduct periodic detailed financial examinations of the books, records, accounts and operations of insurance companies that are domiciled in their states. In addition, our insurance subsidiaries are generally restricted by the insurance laws of their respective domiciles as to the amount of dividends they may pay without the prior approval of the respective regulatory authorities. Generally, the maximum dividend that may be paid by an insurance subsidiary during any year without prior regulatory approval is limited to a stated percentage of that subsidiary’s statutory surplus as of a certain date, or net income of the subsidiary for the preceding year.
Fortegra’s insurance company subsidiaries are also subject to certain state regulations that define eligible investments and establish diversification requirements and concentration limits among asset classes. Failure to comply with these regulations would cause non-conforming investments to be treated as non-admitted assets in the states in which it is licensed to sell insurance policies for purposes of measuring statutory surplus and, in some instances, would require Fortegra to sell those investments. Such investment laws are generally permissive with respect to federal, state and municipal obligations, and more restrictive with respect to corporate obligations, particularly non-investment grade obligations, foreign investment, equity securities and real estate investments. Each insurance company is therefore limited by the investment laws of its state of domicile from making excessive investments in any given security (such as single issuer limitations) or in certain classes or riskier investments (such as aggregate limitation in non-investment grade bonds) or in its affiliates.
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
Fortegra’s insurance holding company is subject to the respective state insurance holding company statutes which may require prior regulatory approval or non-disapproval of material transactions between an insurance company and an affiliate or of a change in control of a domestic insurer or of payments of extraordinary dividends or distributions.
Fortegra’s insurance, service contract, and premium finance businesses are subject to U.S. federal and state regulations governing the protection of personal confidential information and data security, including the Gramm-Leach-Bliley Act, New York Department of Financial Services Cybersecurity Regulation and California Consumer Privacy Act. Fortegra’s subsidiaries operating in the EU are subject to the General Data Protection Regulation, or the “GDPR,” which regulates data protection for all individuals within the EU.
Fortegra is active and subject to regulation in twenty foreign jurisdictions and intends to write business in additional foreign jurisdictions. A portion of its foreign business is conducted via our insurance company in Malta. Malta is a member country of the EU, and as of December 31, 2023, Fortegra is active in eighteen countries in the EU. The EU’s executive body, the European Commission, implemented insurance directives and capital adequacy and risk management regulations. EU member countries follow the insurance directives approved by the European Commission. The insurance directives set forth a regulatory regime for the authorization and supervision of insurers, with a broad set of principles and standards for protecting policyholders across the EU.
These directives give insurers authorized in any one EU country or territory the freedom to conduct insurance business in any other EU country or territory, referred to as passporting. Procedures are in place regarding the notifications and approvals by the home state regulator for passporting. Insurers exercising this freedom continue to be regulated by their home state regulator, although the host state is entitled to impose domestic rules with which passporting insurers are required to follow for its business in the host state, in the interest of the general good. Within this context, our Malta company is authorized and supervised by the Malta Financial Services Authority (“MFSA”) and passports across EU member states.
In addition to the regulation of authorization and distribution, the European Commission established capital adequacy and risk management regulations, called Solvency II, that apply to insurers within the EU. Solvency II includes capital requirements, risk management and corporate governance frameworks, and financial reporting requirements, which are subject to MFSA regulatory oversight.
Even though the United Kingdom exited the EU, United Kingdom insurance regulation generally follows the same insurance directives and Solvency II principles, with the Prudential Regulatory Authority overseeing Solvency II principles and the Financial Conduct Authority overseeing the market conduct principles within those insurance directives. After Brexit, United Kingdom regulators established the Temporary Permissions Regime, (TPR), which permits passporting insurers to continue operating in the United Kingdom for up to three years post-Brexit. Fortegra’s Malta company was passporting into the United Kingdom prior to Brexit and registered to operate under the TPR until its branch was granted permanent authority by United Kingdom regulators in July 2022. Aspects of the relationship between the United Kingdom and the EU remain to be negotiated and their relationship will continue to evolve, including with respect to the cross-border provision of products and services and related compliance requirements. Post-transition period changes to the EU and United Kingdom legal, trade and regulatory frameworks, as well as changes to United Kingdom regulatory requirements for insurers operating in that host country, could increase its compliance costs and subject Fortegra to operational challenges in the region. Actions taken by the prudential regulator and/or conduct regulator could result in additional capital requirements or restrict or prohibit the sale of its products, which would adversely affect Fortegra’s business, revenues and results of operations.
Additionally, a portion of its US and EU business is also ceded to Fortegra’s reinsurance company subsidiary domiciled in Turks and Caicos. Fortegra’s Turks and Caicos company is subject to Solvency II type of regulation by the domestic regulator.

Fortegra is also subject to federal and state laws and regulations related to the administration of insurance products on behalf of other insurers. In order for it to process and administer insurance products of other companies, Fortegra is required to maintain licenses of a third-party administrator in the states where those insurance companies operate.
Similar to the federal and state regulations related to its insurance companies, Fortegra’s service contract companies, motor club companies and premium and consumer finance companies are subject to federal and state rules pertaining to authorization to operate, scope of permitted benefits and terms of service, disclosures, benefits requests, cancellation and termination. For example, some states require that forms be filed for prior review or require that its distributors hold a license to sell.
Employees
As of December 31, 2023, Fortegra had 1,132 employees across 25 offices in nine countries.
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
Regulation
Our mortgage operations are subject to extensive regulation focused on consumer protection by U.S. federal, state and local governmental authorities, including the New York Department of Financial Services, CFPB, the Federal Trade Commission and various federal and state agencies that license, audit and conduct examinations. Our mortgage operations must comply with a number of federal, state and local consumer protection and privacy laws including laws that apply to loan origination, fair lending, debt collection, use of credit reports, safeguarding of non-public personally identifiable information about customers, foreclosure and claims handling, investment of and interest payments on escrow balances and escrow payment features, and mandate certain disclosures and notices to borrowers.
Employees
As of December 31, 2023, our Mortgage operations had 338 employees.
Tiptree Capital - Other
Tiptree Capital - Other currently includes:
•Our principal investments which include cash and cash equivalents, government bonds and select equity securities, including Invesque, a publicly traded real estate investment company that specializes in health care and senior living property investment throughout North America.

•Our ownership of a credit oriented, special situations asset manager, Corvid Peak.
•Our remaining assets in the maritime transportation sector.
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
Employees
As of December 31, 2023, Tiptree Capital - Other’s combined operations had 13 employees.
Human Capital
The success of our businesses depends on our ability to attract and retain experienced personnel and seasoned key executives who are knowledgeable about their industry and business. We recruit talent in diverse communities. Tiptree’s seven member board of directors includes two women and one underrepresented minority. Tiptree’s seven person senior management team includes two women and one underrepresented minority. Our talent strategy is focused on employee engagement and investments in programs to support career development, as well as recognizing and rewarding performance. An important element of our talent strategy is succession planning and building leadership at various levels across the organization.
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
The Fortegra Foundation (the “Foundation”), a non-profit corporation chaired by Fortegra’s Chief Executive Officer, Mr. Richard S. Kahlbaugh, is a 501(c)(3) tax-exempt charity committed to giving back to its communities in which we live and work. The Foundation accomplishes this objective through monetary donations to local, national, and global organizations providing support to military families and improving the health and welfare of children and families— two primary areas of focus. For example, the Foundation has supported clean water initiatives in Africa and, in 2022 alone, helped build three life-changing water wells in The Republic of Zambia.
Fortegra has developed program that assists employees in developing key skills that enable them to perform their jobs and to advance their careers. For example, Fortegra has a Leadership Development Program (“LDP”), an early career program designed to attract and develop talent. The LDP includes recent college graduates who typically rotate through several departments over a two-year period, with the intent of gaining a deeper understanding of Fortegra and ultimately becoming better equipped with the knowledge and experience needed to excel as future leaders. Fortegra’s N.O.W. (Network of Women), its employee resource group, works to foster a supportive and equitable environment within Fortegra. The group achieves this by providing networking opportunities, educational initiatives, mentoring programs, and policies that support the unique needs of women in the workforce. Although led by women, the programming and resources provided are available to all Fortegra employees.

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

As of December 31, 2023, we owned 16.98 million shares, or approximately 30%, of Invesque, a real estate investment company that specializes in health care real estate and senior living property investment throughout North America. The value of our Invesque shares is reported at fair market value on a quarterly basis and fluctuates. A loss in the fair market value of our Invesque shares could have a material adverse effect on our financial condition and results of operations. To the extent we determine to sell all or a portion of our Invesque shares, there can be no assurance that we will be able to do so on a timely basis or at acceptable prices.

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

A number of new, proposed or potential industry or legislative developments could further increase competition in the insurance industry. These developments include:

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

Our primary market risk exposures are to changes in interest rates. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Quantitative and Qualitative Disclosures About Market Risk.” Prior to 2022, interest rates had been at or near historic lows for an extended period of time. A protracted low interest rate environment places pressure on our insurance subsidiaries’ net investment income, which, in turn, would have a material adverse effect on our profitability. During 2022 and 2023, interest rates increased rapidly and significantly, which caused a significant decrease in the value of our fixed income securities, the majority of which were unrealized and recorded in equity. Future increases in interest rates could cause the values of our insurance subsidiaries’ fixed income securities portfolios to decline further, with the magnitude of the decline depending on the duration of securities included in our insurance subsidiaries’ portfolio and the amount by which interest rates increase. Some fixed income securities have call or prepayment options, which create possible reinvestment risk in declining rate environments. Other fixed income securities, such as mortgage-backed and asset-backed securities, carry prepayment risk or, in a rising interest rate environment, may not prepay as quickly as expected when purchased, which can affect the value of these securities and the amount and timing of cash flows therefrom.

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

The performance of our insurance subsidiaries’ investment portfolio is highly dependent on the financial and managerial experience of certain investment professionals associated with our insurance subsidiaries’ investment advisers, none of whom are under any contractual obligation to our insurance subsidiaries to continue to be associated with such investment advisers. The loss of one or more of these individuals could have a material adverse effect on the performance of our insurance subsidiaries’ investment portfolio.

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

Tiptree’s businesses are highly dependent upon the effective operation of their information systems and those of their third-party service providers and their ability to collect, use, store, transmit, retrieve and otherwise process personally identifiable information and other data, manage significant databases and expand and upgrade their information systems. Our businesses rely on these systems for a variety of functions, including marketing and selling their products and services, performing their services, managing their operations, processing claims and applications, providing information to customers, performing actuarial analyses and maintaining financial records. Some of these systems may include or rely on third-party systems not located on their premises or under their control. The interruption or loss of their information processing capabilities, or those of their third-party service providers, through cybersecurity attacks, computer hacks, theft, malicious software, phishing, employee error, ransomware, malware, denial-of-service attacks, social engineering, viruses, worms, other malicious software programs, the loss of stored data, programming errors, the breakdown or malfunctioning of computer equipment or software systems, telecommunications and electrical failure or damage caused by weather or natural disasters, war, catastrophes, terrorist attacks, industrial accidents or any other significant disruptions or security breaches could harm our businesses by hampering their ability to generate revenues and could negatively affect their partner relationships, competitive position and reputation.

In addition, our business’s information systems may be vulnerable to physical or electronic intrusions, computer viruses or other attacks which could disable their information systems and their security measures may not prevent such attacks. Such information systems are additionally vulnerable to security incidents from inadvertent or intentional actions by our employees, third-party vendors, contractors, consultants, business partners, or other third parties, or from cyberattacks by malicious third parties. There are numerous and evolving risks to cybersecurity and privacy from cyber threat actors, including criminal hackers, state-sponsored intrusions, industrial espionage and employee malfeasance. There is also a potential heightened risk of cybersecurity incidents as a result of geopolitical events outside of our control, such as the ongoing Russia-Ukraine conflict, as well as other geographical conflicts. Global cybersecurity threats can range from uncoordinated individual attempts to gain unauthorized access to our IT systems and those of our business partners or third-party service providers to sophisticated and targeted measures known as advanced persistent threats. These cyber threat actors are becoming more sophisticated and coordinated in their attempts to access IT systems and data, including the IT systems of cloud providers and third parties with whom our businesses conduct or may conduct business. Although our businesses devote significant resources to prevent, detect, address and mitigate unwanted intrusions and other threats and protect their systems and data, whether such data is housed internally or by external third parties, such internal controls may not be adequate or successful in protecting against all security breaches and cybersecurity attacks, social-engineering attacks, computer break-ins, theft and other improper activity. Our businesses have experienced immaterial cybersecurity incidents and they and their third-party service providers will likely continue to experience cybersecurity incidents of varying degrees. Because the techniques used to obtain unauthorized access or to sabotage systems change frequently, generally are not recognized until launched against a target and can originate from a wide variety of sources, our businesses and the third parties with whom they do business may be unable to anticipate these techniques or to implement adequate preventative measures effective against all such security threats. With the increasing frequency of cyber-related fraud to obtain inappropriate payments and other threats related to cybersecurity attacks, our businesses may find it necessary to expend resources to remediate cyber-related incidents or to enhance and strengthen their cybersecurity. Such remediation efforts may not be successful and could result in interruptions, delays or cessation of service.

Our businesses have also implemented physical, administrative and logical security systems with the intent of maintaining the physical security of their facilities and systems and protecting their and their customers’ confidential and personally identifiable information against unauthorized access through their information systems or by other electronic transmission or through misdirection, theft or loss of data. Despite such efforts, they have in the past, and may in the future, be subject to a breach of their security systems that results in unauthorized access to their facilities or the information they are trying to protect. Anyone who is able to circumvent their security measures or those of their third-party service providers and penetrate their information systems could access, view, misappropriate, alter, destroy, misuse or delete any information in such systems, including personally identifiable information and proprietary business information (their own or that of third parties) or compromise of their control networks or other critical systems and infrastructure, resulting in disruptions to their business operations or access to their financial reporting systems. While our businesses have implemented business contingency plans and other reasonable plans to protect their systems, sustained or repeated system failures or service denials could severely limit their ability to write and process new and renewal business, provide customer service or otherwise operate in the ordinary course of business. In addition, most states require that customers be notified if a security breach results in the disclosure of personally identifiable customer information and the trend toward general public notification of such incidents could exacerbate the harm to our companies’ business, financial condition and results of operations. Any failure, interruption or compromise of the security of our business’s information systems or those of their third-party service providers that result in inappropriate disclosure of such information could result in, among other things, significant financial losses, unfavorable publicity and damage to their reputation, governmental inquiry and oversight, difficulty in marketing their services, loss of customers, significant civil and criminal liability related to legal or regulatory violations, litigation and the incurrence of significant technical, legal and other expenses, any of which may have a material adverse effect on their business, results of operations, financial condition and cash flows. Additionally, the costs related to significant security breaches or disruptions could be material and cause our businesses to incur significant expenses, and any cybersecurity insurance that our businesses may have in place may not cover such expenses.

In some cases, our businesses rely on the safeguards put in place by third parties to protect against security threats. These third parties, including vendors that provide products and services for their operations, could also be a source of security risk to them in the event of a failure or a security incident affecting such third parties’ own security systems and infrastructure. If the information technology systems of our business’s third-party service providers become subject to disruptions or security breaches, our businesses may have insufficient recourse against such third parties and our businesses may have to expend significant resources to mitigate the impact of such an event and to develop and implement protections to prevent future events of this nature from occurring. Our business’s network of ecosystem partners could also be a source of vulnerability to the extent their applications interface with our businesses, whether unintentionally or through a malicious backdoor. Our businesses do not review the software code included in third-party integrations in all instances.

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

Currently, A.M. Best has assigned a financial strength of “A-” (Excellent) (Outlook Stable) and KBRA has assigned a financial strength rating of “A–” (Outlook Stable) to our insurance subsidiaries. A.M. Best and KBRA assign ratings that are intended to provide an independent opinion of an insurance company’s ability to meet its obligations to policyholders. These analyses include comparisons to peers and industry standards as well as assessments of operating plans, philosophy and management. A.M. Best and KBRA periodically review our insurance subsidiaries’ financial strength ratings and may, at their discretion, revise downward or revoke their ratings based primarily on their analyses of our insurance subsidiaries’ balance sheet strength (including capital adequacy and loss adjustment expense reserve adequacy), operating performance and business profile. Other independent ratings agencies may also assign our insurance subsidiaries’ financial strength ratings in the future, and these ratings may be below expectations. Factors that could affect such analyses include:

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

From time to time, our insurance subsidiaries may implement new lines of business, offer new products and services within existing lines of business, or expand into new geographic markets. In addition, our insurance subsidiaries will continue to make investments in development and marketing for new products and services. There are substantial risks and uncertainties associated with these efforts. In developing and marketing new lines of business, new products or services and/or expansions into new geographic markets, our insurance subsidiaries may invest significant time and resources. Initial timetables for the development and introduction of new lines of business and/or new products or services and/or expansions into new geographies, may not be achieved and price and profitability targets may not prove feasible. Furthermore, new lines of business and/or new product or service offerings may not gain market acceptance. Our insurance subsidiaries also may not gain market acceptance in new geographies. External factors, such as compliance with regulations, competitive alternatives, and shifting market preferences, may also impact the successful implementation of a new line of business or a new product or service. Furthermore, the burden on management and our insurance subsidiaries’ IT of introducing any new line of business or new product or service and/or new geographic market could have a significant impact on the effectiveness of their system of internal controls. Failure to successfully manage these risks in the development and implementation of new lines of business or new products or services could have a material adverse effect on our insurance subsidiaries’ business, financial condition, results of operations and cash flows.

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

Our insurance subsidiaries’ expanding international operations in the United Kingdom, continental Europe and the Asia-Pacific region, expose them to increased investment, political and economic risks, including foreign currency exchange rate risk with certain assets and liabilities, and credit risk. Changes in the value of the U.S. dollar relative to the value of the British Pound Sterling, Euro and other currencies in the jurisdictions in which they operate could have a material adverse effect on their business, results of operations, financial condition and cash flows. Their investments in non-U.S.-denominated assets are subject to fluctuations in non-U.S. securities and currency markets, and those markets can be volatile. Non-U.S. currency fluctuations also affect the value of any dividends paid by their non-U.S. subsidiaries to their parent companies in the United States.

Our insurance subsidiaries use AI, machine learning and statistical models to assist their decision-making in key areas, such as underwriting, claims, reserving, and catastrophe risk, but actual results could differ materially from the model outputs and related analyses.

Our insurance subsidiaries use various modeling techniques, including Stochastic, Bayesian statistics, classification, regression, clustering and other advanced machine learning techniques along with data analytics to analyze and estimate loss trends and other risks associated with their underwriting and claims operations. Our insurance subsidiaries use the modeled outputs and related analyses to assist them in certain decisions involving underwriting, pricing, claims, reserving, reinsurance, and catastrophe risk. As with many technological innovations, AI and machine learning present risks and challenges that could affect their adoption, and therefore our insurance subsidiaries’ business. The assumptions used in deriving modeled outputs and related analyses are subject to uncertainties, model errors and the limitations of historical internal and industry data. In addition, the modeled outputs and related analyses may from time to time contain inaccuracies, which could have a material adverse effect on our insurance subsidiaries’ results of operations, if, based upon these models, they misprice their products, underestimate the frequency and/or severity of loss events, or overestimate the risks they are exposed to. Persistent inaccuracies may adversely impact new business growth and retention of our insurance subsidiaries’ existing clients which could have a material adverse effect on our insurance subsidiaries’ results of operations and financial condition.

Additionally, there are significant risks involved in developing and deploying AI, such as an increase in intellectual property infringement or misappropriation, data privacy, cybersecurity, operational and technological risks, harmful content, accuracy, bias, toxicity and discrimination, any of which could affect our insurance subsidiaries’ further development, adoption, and use of AI, and may cause them to incur additional research and development costs to resolve such issues. In addition, no assurance can be provided that the usage of such AI will enhance our insurance subsidiaries’ business or assist in being more efficient or profitable. The introduction of AI technologies into new or existing products may result in new or enhanced governmental or regulatory scrutiny, litigation, confidentiality or security risks, ethical concerns, or other complications that could adversely affect our insurance subsidiaries’ results of operations and financial condition. It is not possible to predict all of the risks related to the use of AI, and changes in laws, rules, directives and regulations governing AI may adversely affect our insurance subsidiaries’ ability to develop and use AI or subject them to legal liability.

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

The financial performance of the insurance industry has historically fluctuated with periods of lower premium rates and excess underwriting capacity resulting from increased competition (a “soft market”) followed by periods of higher premium rates and reduced underwriting capacity resulting from decreased competition (a “hard market”). Soft markets occur when the supply of insurance capital in a given market or territory is greater than the amount of insurance coverage demanded by all potential insureds in that market. When this occurs, insurance prices tend to decline and policy terms and conditions become more favorable to insureds. Conversely, hard markets occur when there is not enough insurance capital capacity in the market to meet the needs of potential insureds, causing insurance prices to generally rise and policy terms and conditions to become more favorable to insurers.

Although an individual insurance company’s financial performance depends on its own specific business characteristics, the profitability of most P&C insurance companies tends to follow this cyclical market pattern. Further, this cyclical market pattern can be more pronounced in the E&S market than in the standard insurance market. When the standard insurance market hardens, the E&S market typically hardens, and growth in the E&S market can be significantly more rapid than growth in the standard insurance market. Similarly, when conditions begin to soften, many customers that were previously driven into the E&S market may return to the admitted carrier market, exacerbating the effects of rate decreases. Some of our insurance subsidiaries’ specialty programs are exposed to these hard and soft market cycles. Our insurance subsidiaries’ business generally impacted by P&C commercial market cycles is primarily reported in their property and short-tail, general liability and professional liability lines. Across these lines, they manage various multiline and monoline programs that are impacted in different ways by market cycles. Currently, our insurance subsidiaries believe the following specialty programs and lines of business are in, to varying degrees, a hard market: programs in the property and short-tail lines; within general liability line of business, contractors, excess liability and manufactured home parks programs; and programs in the professional liability line of business. Our insurance subsidiaries seek to limit the potential impact of these trends through their underwriting process that includes, but is not limited to, maintaining a diverse book of business with exposures to various lines, and products, limiting their risk exposures through reinsurance, carefully crafting their underwriting guidelines and monitoring how their distribution partners adhere to those guidelines. Additionally, our insurance subsidiaries believe that other insurance lines, specifically personal lines and alternative risks, are not influenced by the hard and soft market cycles to the same degree as P&C commercial lines.

Furthermore, adverse economic factors, including recession, inflation, periods of high unemployment or lower economic activity, could result in the sale of fewer policies than expected or an increase in the frequency of claims and premium defaults, and even the falsification of claims, or a combination of these effects, which, in turn, could affect our insurance subsidiaries’ growth and profitability. In an economic downturn that is characterized by higher unemployment, declining spending and reduced corporate revenue, the demand for insurance products is generally adversely affected, which directly affects their premium levels and profitability. Negative economic factors may also affect their ability to receive the appropriate rate for the risk they insure with their policyholders and may adversely affect the number of policies they can write, and their opportunities to underwrite profitable business. In an economic downturn, our insurance subsidiaries’ customers may have less need for insurance coverage, cancel existing insurance policies, modify their coverage or not renew their policies. Existing policyholders may exaggerate or even falsify claims to obtain higher claims payments. Some of our insurance subsidiaries’ lines of business that provide reconstruction, replacement or repair benefits may be negatively affected by higher rates for labor or the cost of replacement parts, and they have also experienced temporarily higher claims severities, in particular for their service contracts lines of business. In addition, high inflation may impact the creditworthiness of reinsurers and counterparties that our insurance subsidiaries contract with, which may negatively impact the ability of such parties to make timely payments pursuant to our insurance subsidiaries’ contracts with them. These outcomes would reduce their underwriting profit to the extent these factors are not reflected in the rates they charge, including to the extent their distribution partners are unable or unwilling to effectively implement pricing or coverage to mitigate these impacts.

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

The United Kingdom ceased to be a part of the EU on December 31, 2020 (which is commonly referred to as “Brexit”). Aspects of the relationship between the United Kingdom and the EU remain to be negotiated and their relationship will continue to evolve, including with respect to the cross-border provision of products and services and related compliance requirements. The effects of Brexit on our insurance subsidiaries’ business will depend on the manner in which it is implemented and any other relevant agreements between the United Kingdom and the EU, among other factors. For example, the United Kingdom ratified a trade and cooperation agreement governing its future relationship with the EU. Among other things, the agreement, which became effective in mid-2021, addresses trade, economic arrangements, law enforcement, judicial cooperation and governance. Because the agreement merely sets forth a framework in many respects that requires complex additional bilateral negotiations between the United Kingdom and the EU, significant uncertainty remains about how the precise terms of the relationship between the parties will differ from the terms before withdrawal. Because our insurance subsidiaries conduct business in both the United Kingdom and the EU and because they rely on their Malta insurance subsidiary’s ability to conduct business in the United Kingdom, they face risks associated with the uncertainty and disruptions relating to Brexit, including the risk of additional regulatory and other costs and challenges and/or limitations on their ability to sell particular products and services. As a result, the ongoing uncertainty surrounding Brexit could have a material adverse effect on their business (including their European growth plans), results of operations, financial condition and cash flows.

Proposed or potential industry or legislative developments in the E&S market could further increase competition in our insurance subsidiaries’ industry and have a material adverse effect on their premiums, underwriting results and profits.

A number of new, proposed or potential industry or legislative developments could further increase competition in the E&S market and have a material adverse effect on our insurance subsidiaries’ premiums, underwriting results and profits. These developments include:

•Changing distribution practices caused by the internet, including shifts in the way in which E&S insurance is purchased by consumers. Our insurance subsidiaries currently depend largely on distribution through third-party agents and brokers. If their distribution model were to be significantly altered by changes in the way E&S insurance is regulated, marketed, or sold including, without limitation, through the use of the internet, it could have a material adverse effect on our insurance subsidiaries’ premiums, underwriting results and profits;
•Admitted products may be preferred from a regulatory or legislative perspective in certain jurisdictions; and
•The market for E&S as compared to admitted products may shift based on the availability of admitted products at competitive prices and consumer, agent or broker preferences, among other factors.

Due to the structure of some of our insurance business’s commissions, it is exposed to risks related to the creditworthiness of some of its independent agents and program partners.

Our insurance business is subject to the credit risk of some of the independent agents and program partners with which it contracts to sell its products and services. Our insurance business typically advances commissions as part of its product offerings. These advances are a percentage of the premiums charged. If our insurance business over-advances such commissions, the agents and program partners may not be able to fulfill their payback obligations, which could have a material adverse effect on our insurance businesses, results of operations and financial condition.

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

Our insurance subsidiaries’ success and ability to compete depend in part on their ability to establish, maintain, protect and enforce their intellectual property and proprietary rights, which includes their rights in their technology platform and their brand. Our insurance subsidiaries primarily rely on a combination of intellectual property rights, such as copyrights, trade secrets and trademarks, in addition to confidentiality agreements, procedures and contractual provisions with their employees, clients, service providers, partners and other third parties to establish, maintain, protect and enforce their proprietary or confidential information and intellectual property rights. Our insurance subsidiaries also rely on agreements under which they contract to own, or license rights to use, intellectual property developed by employees, contractors and other third parties. In addition, while they generally enter into confidentiality agreements with employees and third parties to protect their trade secrets, know-how, business strategy and other proprietary information, such confidentiality agreements could be breached or otherwise may not provide meaningful protection for their trade secrets and know-how. Similarly, while they seek to enter into agreements with all of their employees who develop intellectual property during their employment to assign the rights in such intellectual property to our insurance subsidiaries, they may fail to enter into such agreements with all relevant employees, such agreements may be breached or may not be self-executing, and they may be subject to claims that such employees misappropriated relevant rights from their previous employers.

The steps our insurance subsidiaries take to protect their intellectual property may be inadequate and despite their efforts to protect their proprietary rights and intellectual property, unauthorized parties may attempt to copy aspects of their solutions or to obtain and use information that they regard as proprietary, and third parties may attempt to independently develop similar technology. Policing unauthorized use of their technology and intellectual property rights may be difficult and may not be effective.

Litigation brought to protect and enforce their intellectual property rights could be costly, time-consuming and distracting to management and could result in the impairment or loss of portions of their intellectual property. The litigation process is subject to inherent uncertainties, and they may not prevail in litigation matters regardless of the merits of their position. Further, adequate remedies may not be available in the event of an unauthorized use or disclosure of their trade secrets. Additionally, their efforts to enforce their intellectual property rights may be met with defenses, counterclaims and countersuits attacking the validity and enforceability and scope of their intellectual property rights. Our insurance subsidiaries’ failure to secure, protect, defend and enforce their intellectual property rights could adversely affect their brand and adversely affect their business.

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

Additionally, some of the software powering our business’s technology systems incorporates software covered by open source licenses. The terms of many open source licenses have not been interpreted by U.S. courts, and there is a risk that the licenses could be construed in a manner that imposes unanticipated conditions or restrictions on their ability to operate their systems. In the event that portions of their proprietary software are determined to be subject to an open source license, they could be required to publicly release the affected portions of their source code, which could allow our business’s clients and competitors to freely use such source code without compensation to us, or re-engineer all or a portion of their technology systems, each of which could reduce or eliminate the value of their technology systems. While our businesses take steps to monitor the use of all software covered by open source licenses in our technology systems to ensure that no such software is used in such a way as to require us to disclose the source code to the related technology when they do not wish to do so, such use could inadvertently occur and could harm our businesses, results of operations, financial condition and cash flows. In addition, the source code for open source software is publicly available, which may make it easier for hackers and other third parties to determine how to breach our business’s systems that rely on open source software and may present additional security risks. Such risk could be difficult or impossible to eliminate and could adversely affect our business’s, results of operations, financial condition and cash flows. Such risk could be difficult or impossible to eliminate and could adversely affect our business’s results of operations, financial condition and cash flows.

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
Changes in interest rates and the level of interest rates are key drivers that impact the volatility of our mortgage loan originations. The historically low interest rate environment over the last several years created strong demand for mortgages. While long-term residential mortgage interest rates were at or near record lows for an extended period, in 2022 and 2023, the Federal Reserve initiated a rapid series of interest rate increases that resulted in lower revenue and profitability in our mortgage business. The overwhelming majority of our mortgage loan originations have historically been refinancing existing homeowner’s mortgage loans, with a particular emphasis on cash out refinancings. With the recent rise in interest rates, we may not be able to continue to grow our mortgage originations in the future.

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

In addition, our mortgage business is materially affected by the monetary policies of the U.S. government and its agencies. Our mortgage business is particularly affected by the policies of the Federal Reserve, which influence interest rates and impact the size of the loan origination market. In 2017, the Federal Reserve ended its quantitative easing program and started its balance sheet reduction plan. The Federal Reserve's balance sheet consists of U.S. Treasuries and mortgage-backed securities (“MBS”) issued by Fannie Mae, Freddie Mac and Ginnie Mae. To shrink its balance sheet, the Federal Reserve had slowed the pace of MBS purchases to a point at which natural runoff exceeded new purchases, resulting in a net reduction. In response to the COVID-19 pandemic, state and federal authorities took several actions to provide relief to those negatively affected by COVID-19, such as the CARES Act and the Federal Reserve's support of the financial markets. The lasting results of these policies by the Federal Reserve are unknown at this time.

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

Unforeseen or catastrophic events, such as severe weather, natural disasters, pandemics (e.g. the COVID 19 pandemic) cybersecurity attacks, acts of war or terrorism and other adverse external events could have a significant impact on the Company’s ability to conduct business. Although the Company and its subsidiaries have established disaster recovery plans, there is no guarantee that such plans will allow the Company and its subsidiaries to operate without disruption if such an event was to occur and the occurrence of any such event could have a material adverse effect on the Company’s business, which, in turn, could have a material adverse effect on the Company’s financial condition and results of operations.

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

Our business, particularly our insurance subsidiaries’ business, is exposed to risks associated with severe weather conditions and other catastrophes. Catastrophes can be caused by various events, including natural events such as severe winter weather, tornadoes, windstorms, earthquakes, hailstorms, severe thunderstorms and fires, and other events such as explosions, war, terrorist attacks and riots. The incidence and severity of catastrophes and severe weather conditions are inherently unpredictable. For example, our insurance subsidiary underwrites property risks in geographies that are subject to earthquakes, such as California, in geographies that are subject to wildfires, such as the southwestern United States, and in geographies that are subject to windstorms, such as the southeastern United States. The extent of losses from catastrophes is a function of the total amount of insured value, the number of insureds affected, the frequency and severity of the events, the effectiveness of our catastrophe risk management program and the adequacy of our reinsurance coverage. Insurance companies are not permitted to reserve for a catastrophe until it has occurred. Severe weather conditions and catastrophes can cause losses in our property lines and generally result in both an increase in the number of claims incurred and an increase in the dollar amount of each claim asserted, which may require us to increase our reserves, causing our liquidity and financial condition to deteriorate. In addition, our inability to obtain reinsurance coverage at reasonable rates, and in amounts adequate to mitigate the risks associated with severe weather conditions and other catastrophes, could have a material adverse effect on our business and results of operations. Further toward mitigating these risks, we underwrite a diversified mix of programs that span across multiple lines of business, industries, geographies and distribution channels.

In addition, while policy terms and conditions for our insurance subsidiaries’ lines of business preclude coverage for virus-related claims, court decisions and governmental actions may challenge the validity of any exclusions or our interpretation of how such terms and conditions operate. If pandemics, disease outbreaks and other events occur or re-occur and measures that are put into place by various governmental authorities to stabilize the economy are not effective, our business, financial condition, results of operations and cash flows may be materially adversely affected.

U.S. insurers are required by state and federal law to offer coverage for acts of terrorism in certain commercial lines. The Terrorism Risk Insurance Act, as extended by the Terrorism Risk Insurance Program Reauthorization Act of 2015 (“TRIPRA”) requires commercial property and casualty (“P&C”) insurance companies to offer coverage for acts of terrorism, whether foreign or domestic, and established a federal assistance program through the end of 2020 to help cover claims related to future terrorism-related losses. The likelihood and impact of any terrorist act is unpredictable, and the ultimate impact on our insurance subsidiaries would depend upon the nature, extent, location and timing of such an act. Although our insurance subsidiaries reinsure a portion of the terrorism risk they retain under TRIPRA, such terrorism reinsurance does not provide full coverage for an act stemming from nuclear, biological or chemical terrorism. To the extent an act of terrorism, whether a domestic or foreign act, is certified by the Secretary of Treasury, our insurance subsidiaries may be covered under TRIPRA for their losses for certain P&C lines of insurance. However, any such coverage would be subject to a mandatory deductible based on 20% of earned premium for the prior year for the covered commercial P&C insurance.

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

Some of our subsidiaries collect, use, store, transmit, retrieve, retain and otherwise process confidential and personally identifiable information in their information systems in and across multiple jurisdictions, and they are subject to a variety of confidentiality obligations and privacy, data protection and information security laws, regulations, orders and industry standards in the jurisdictions in which they do business. The regulatory environment surrounding information security, data privacy and cybersecurity is evolving and increasingly demanding and there has been an increasing focus on privacy and data protection issues with the potential to affect our businesses. A number of our subsidiaries are subject to numerous U.S. federal and state laws and non-U.S. regulations governing the collection, transmission, storage, use and protection of personally identifiable and confidential information of their customers and employees. Failure to comply with any of these laws and regulations could result in enforcement action against us, including fines, imprisonment of company officials and public censure, claims for damages by affected individuals, damage to our reputation and loss of goodwill, any of which could have a material adverse effect on our business, results of operations, financial condition and cash flows. On October 24, 2017, the NAIC adopted an Insurance Data Security Model Law, which requires licensed insurance entities to comply with detailed information security requirements. The NAIC model law has been adopted by certain states and is under consideration by others. It is not yet known whether or not, and to what extent, states legislatures or insurance regulators where our insurance subsidiaries operate will enact the Insurance Data Security Model Law in whole or in part, or in a modified form. Such enactments, especially if inconsistent between states or with existing laws and regulations, could raise compliance costs or increase the risk of noncompliance, and noncompliance could subject our insurance subsidiaries to regulatory enforcement actions and penalties, as well as reputational harm. Any such events could potentially have an adverse impact on our insurance subsidiaries’ business, results of operations, financial condition and cash flows.

Our insurance and mortgage subsidiaries are subject to the privacy regulations of the Gramm-Leach-Bliley Act of 1999 (the “Gramm-Leach-Bliley Act”), along with its implementing regulations, which restricts certain collection, processing, storage, use and disclosure of personal information, requires notice to individuals of privacy practices, provides individuals with certain rights to prevent the use and disclosure of certain nonpublic or otherwise legally protected information and imposes requirements for the safeguarding and proper destruction of personal information through the issuance of data security standards or guidelines. In addition, on March 1, 2017, new cybersecurity rules took effect for financial institutions, insurers and certain other companies, like our insurance and mortgage subsidiaries, supervised by the NY Department of Financial Services (the “NY DFS Cybersecurity Regulation”). The NY DFS Cybersecurity Regulation imposes significant regulatory burdens intended to protect the confidentiality, integrity and availability of information systems. Our insurance and mortgage subsidiaries also have contractual obligations to protect confidential and personally identifiable information we obtain from third parties. These obligations generally require them, in accordance with applicable laws, to protect such information to the same extent that they protect their own such information.

Many states in which our insurance and mortgage subsidiaries operate have laws that protect the privacy and security of sensitive and personal information. Certain current or proposed state laws may be more stringent or broader in scope, or offer greater individual rights, with respect to sensitive and personal information than federal, international or other state laws, and such laws may differ from each other, which may complicate compliance efforts. For example, certain of our insurance and mortgage businesses are subject to the California Consumer Privacy Act of 2018, as amended by the California Privacy Rights Act of 2020 (collectively, the “CCPA”), which among other things, requires companies covered by the legislation to provide disclosures to California consumers and affords such consumers rights of access and deletion of personal information. Internationally, many jurisdictions have established their own data security and privacy legal framework with which our insurance subsidiaries operating in such jurisdictions, or their customers, may need to comply, including, but not limited to, the EU. The EU has adopted the General Data Protection Regulation, or the GDPR, which contains numerous requirements, robust obligations on data processors and heavier documentation requirements for data protection compliance programs by companies. The GDPR imposes significant penalties for non-compliance with fines of up to 4% of total annual worldwide turnover or €20 million (whichever is higher), depending on the type and severity of the violation. In addition, following Brexit, the U.K. General Data Protection Regulation (i.e., a version of the GDPR as implemented into U.K. law) went into effect, which may expose us to burdens and risks comparable to those of the GDPR.

Because the interpretation and application of many privacy and data protection laws along with contractually imposed industry standards are uncertain, it is possible that these laws may be interpreted and applied in a manner that is inconsistent with our insurance subsidiaries’ existing data management practices or the features of their services and platform capabilities. Any failure or perceived failure by our insurance subsidiaries, or any third parties with which they do business, to comply with their posted privacy policies, changing consumer expectations, evolving laws, rules and regulations, industry standards, or contractual obligations to which they or such third parties are or may become subject, may result in actions or other claims against our insurance subsidiaries by governmental entities or private actors, the expenditure of substantial costs, time and other resources or the incurrence of significant fines, penalties or other liabilities. In addition, any such action, particularly to the extent our insurance subsidiaries were found to be guilty of violations or otherwise liable for damages, would damage their reputation and adversely affect their business, financial condition and results of operations. Even if our businesses are not determined to have violated these laws, government investigations into these issues typically require the expenditure of significant resources and generate negative publicity, which could harm our businesses, financial condition, and results of operations.

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

Item 1B. Unresolved Staff Comments
None.

Item 1C. Cybersecurity
The Company has adopted processes designed to identify, assess and manage material risks from cybersecurity threats. Those processes include response to and an assessment of internal and external threats to the security, confidentiality, integrity and availability of Company data and systems along with other material risks to our Company, at least annually or whenever there are material changes to the Company’s systems or operations. As part of our risk management process, the Company engages outside providers to conduct periodic internal and external penetration testing. Our information security management system is based upon industry leading frameworks, including CIS-18, ISO 27001, and NIST CSF. The Company stores Company data in cloud and local server environments with security appropriate to the data involved and has adopted controls around, among other things, vendor risk assessment, access and acceptable use and backup and recovery. We have implemented security monitoring capabilities designed to alert us to suspicious activity and developed an incident response program that includes periodic testing and is designed to restore business operations as quickly and as orderly as possible in the event of a breach. In addition, employees participate in an ongoing program of mandatory annual training and receive communications regarding the cybersecurity environment to increase awareness throughout the Company. The Company also performs periodic cybersecurity security assessments of our key vendors to help protect Company data when it leaves our network.

Operational responsibility for overseeing the adequacy and effectiveness of the Company’s risk management, control and governance processes is the responsibility of the Chief Operating Officer (“COO”) in consultation with senior management of the Company and the Chief Information Security Officers (“CISO”) of the Company and its operating subsidiaries. Aspects of the information systems of the parent holding company and each material operating business are distinct so each has its own CISO, which in the case of the parent holding company is an independent third-party service provider. The CISOs’ expertise in information technology and cybersecurity has been gained from a combination of education, including relevant degrees and/or certifications, and prior work experience. Each of the CISOs has more than 10 years’ experience in information technology and cybersecurity. The COO reports regularly, and at least annually, to the Company’s Audit Committee and such report may address overall assessment of the Company’s compliance with the Company’s cybersecurity policies, and include topics such as risk assessment, risk management and control decisions, service provider arrangements, test results, security incidents and responses, and recommendations for changes and updates to policies and procedures.

We are not aware of any material risks from cybersecurity threats, that have materially affected or are reasonably likely to materially affect the Company, including our business strategy, results of operations or financial condition, but we cannot provide assurance that we will not be materially affected in the future by such risks or any future material incidents. See “Risk Factors-Cybersecurity attacks, technology breaches or failures of our or our third-party service providers’ information systems could disrupt our various business operations and could result in the loss of critical and personally identifiable information, which could result in the loss of reputation and customers, reduce profitability, subject our businesses to fines, penalties and litigation and have a material adverse effect on our business’s results of operation, financial condition and cash flows” for additional information regarding cybersecurity risks.

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

Holders
As of December 31, 2023, there were 46 common stockholders of record. This number does not include beneficial owners whose shares are held by nominees in street name.
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

Our 2023 highlights include:

Overall:
•Tiptree reported net income of $14.0 million for the year ended December 31, 2023, compared to a net loss of $8.3 million in the prior year period, driven by growth in insurance operations and the decrease in tax expense related to the tax deconsolidation of Fortegra from $33.1 million in 2022 to $19.1 million in 2023, partially offset by lower mortgage and shipping revenues. Return on average equity was 3.4%, compared to (2.1)% in 2022.
•Adjusted net income of $61.9 million increased $8.9 million from $53.0 million in 2022, driven by growth in insurance operations. Adjusted return on average equity was 15.2%, as compared to 13.6% in 2022.

Insurance:
•Gross written premiums and premium equivalents were $2.7 billion for the year ended December 31, 2023, an increase of $484.7 million, or 21.4%, from the prior year period as a result of growth in specialty E&S and admitted insurance lines in the U.S. and Europe, along with benefits from a book-roll transaction with one of Fortegra’s MGA partners.
•Net written premiums were $1.3 billion for the year ended December 31, 2023, an increase of 21.2%, consistent with growth in gross written premiums, and as a result of increased retention on Fortegra’s whole account quota share reinsurance arrangement from 30% to 40%, effective April 1, 2023.
•Total revenues were $1.6 billion, an increase of $344.3 million, or 27.6%, from 2022, driven by premium growth in specialty E&S and admitted insurance lines in the U.S. and Europe, along with growth in net investment income.
•Combined ratio of 90.3%, driven by consistent underwriting performance and the scalability of Fortegra’s operating platform.
•Income before taxes of $129.8 million as compared to $68.2 million in 2022. Return on average equity was 25.7% in 2023 as compared to 14.6% in 2022. The increases were driven by growth in underwriting and fee revenues and increased net investment income.
•Adjusted net income (before NCI) was $115.7 million, an increase of $31.9 million, or 38.0%, from 2022. Adjusted return on average equity was 29.2%, as compared to 26.1% in 2022.
•Fortegra’s total stockholders’ equity was $452.6 million as of December 31, 2023, compared to $338.7 million as of December 31, 2022, with the increase driven by net income during the year as well as an improvement in the accumulated other comprehensive loss position, which was $31.1 million as of December 31, 2023, compared to $52.7 million as of December 31, 2022.
•As of December 31, 2023, Fortegra held an outstanding balance of $130.0 million on its revolving line of credit, as compared to a balance of $46.0 million as of September 30, 2023. The increase in borrowings was primarily to fund statutory capital requirements and general corporate purposes.
•In December 2023, Fortegra entered into a commutation agreement with a partner resulting in a reduction of policy liabilities and unpaid claims of $75.6 million relating to policies written in the 2020 and 2021 treaty years.

Tiptree Capital:
•Mortgage loss before taxes was $3.3 million for the year ended December 31, 2023, as compared to income of $0.9 million in 2022, with the decrease driven by declines in origination volumes and negative fair value adjustments on the mortgage servicing portfolio.

Key Trends:
Our results of operations are affected by a variety of factors including, but not limited to, general economic conditions and GDP growth, market liquidity and volatility, consumer confidence, U.S. demographics, employment and wage growth, business confidence and investment, inflation, interest rates and spreads, the impact of the regulatory environment, and the other factors set forth in Part I, Item 1A in the Annual Report on Form 10-K. Generally, our businesses are positively affected by a healthy U.S. consumer, stable to gradually rising interest rates, stable markets and business conditions, and global growth and trade flows. Conversely, rising unemployment, volatile markets, rapidly rising interest rates, inflation, changing regulatory requirements and slowing business conditions can have a material adverse effect on our results of operations or financial condition.

Insurance results primarily depend on pricing, underwriting, risk retention and the accuracy of reserves, reinsurance arrangements, returns on invested assets, and policy and contract renewals and run-off. Factors affecting these items, including conditions in financial markets, the global economy and the markets in which we operate, fluctuations in exchange rates, interest rates and inflation, including the current period of inflationary pressures, may have a material adverse effect on our results of operations or financial condition. Fortegra designs, markets and underwrites specialty property and casualty insurance products for select target markets or niches. The types of products Fortegra offers tend to have limited aggregation risk and limited exposure to catastrophic and residual risk. The business has historically generated significant fee-based revenues by incorporating value-add coverages and services. Underwriting risk is mitigated through a combination of reinsurance and sliding scale commission structures with agents, distribution partners and/or third-party reinsurers. To mitigate counterparty risk, Fortegra ensures its reinsurance receivables are placed with highly rated and appropriately capitalized counterparties or with our distribution partners’ captive insurance vehicles which are collateralized with highly liquid investments, cash or letters of credit. While Fortegra’s insurance operations have historically maintained a relatively stable combined ratio, initiatives to change the business mix along with these economic factors could generate different results than the business has historically experienced. In particular, rising inflation can have an impact on replacement costs associated with claims from our customers to the extent we are unable to pass the higher costs of claims through higher premiums. In addition, fluctuations of the U.S. dollar relative to other currencies, including the British pound and Euro, would have an impact on book value between periods.

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

RESULTS OF OPERATIONS
The following is a summary of our consolidated financial results for the years ended December 31, 2023 and 2022. In addition to GAAP results, management uses the Non-GAAP measures Adjusted net income, Adjusted return on average equity and book value per share as measurements of operating performance. Management believes these measures provide supplemental information useful to investors as they are frequently used by the financial community to analyze financial performance and comparison among companies.
Adjusted Net Income and Adjusted Return on Average Equity. Adjusted net income is defined as income before taxes, less provision (benefit) for income taxes, and excluding the after-tax impact of various expenses that we consider to be unique and non-recurring in nature, including merger and acquisition related expenses, stock-based compensation, net realized and unrealized gains (losses) and intangibles amortization associated with purchase accounting, all of which is reduced for non-controlling interests. The calculation of adjusted net income excludes net realized and unrealized gains (losses) that relate to investments or assets rather than business operations. Adjusted net income is presented before the impacts of non-controlling interests. Adjusted return on average equity represents adjusted net income expressed on an annualized basis as a percentage of average beginning and ending stockholders’ equity during the period. Management uses adjusted net income and adjusted return on average equity as part of its capital allocation process and to assess comparative returns on invested capital. We believe adjusted net income provides additional clarity on the results of the Company’s underlying business operations as a whole for the periods presented by excluding distortions created by the unpredictability and volatility of realized and unrealized gains (losses). We also believe adjusted net income provides useful supplemental information to investors as it is frequently used by the financial community to analyze financial performance between periods and for comparison among companies.

Adjusted net income and adjusted return on average equity are not measurements of financial performance or liquidity under GAAP and should not be considered as an alternative or substitute for GAAP net income. See “Non-GAAP Reconciliations” for a reconciliation of these measures to their GAAP equivalents.

Selected Key Metrics

($ in thousands, except per share information)	Year Ended December 31,
GAAP:	2023	2022
Total revenues	$1,649,031	$1,397,752
Net income (loss) attributable to common stockholders	$13,951	$(8,274)
Diluted earnings per share	$0.33	$(0.23)
Cash dividends paid per common share	$0.20	$0.16
Return on average equity	3.4%	(2.1)%

Non-GAAP: (1)
Adjusted net income	$61,917	$53,034
Adjusted return on average equity	15.2%	13.6%
Book value per share	$11.34	$10.92
(1)    See “—Non-GAAP Reconciliations” for a discussion of non-GAAP financial measures. Adjusted net income is presented after the impacts of non-controlling interests.

Revenues

For the year ended December 31, 2023, revenues were $1,649.0 million, which increased $251.3 million, or 18.0%, compared to the prior year period. The changes were primarily driven by growth in earned premiums, net, and service and administrative fees in our insurance business, partially offset by lower mortgage and shipping revenues compared to the prior year periods.

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

($ in thousands)	Year Ended December 31,
	2023	2022
Net realized gains - Maritime transportation	$—	$34,803
Net realized and unrealized gains (losses) - Invesque	$(11,293)	$(19,360)
Net realized and unrealized gains (losses)(1)	$(64)	$(9,999)
(1)    Excludes Invesque, Maritime transportation and Mortgage realized and unrealized gains and losses.

Net Income (Loss) Attributable to common stockholders

For the year ended December 31, 2023, the net income attributable to common stockholders was $14.0 million, compared to a net loss of $8.3 million in the prior year period. The increase was driven by growth in Fortegra’s underwriting and fee operations, and tax expense associated with the tax deconsolidation of Fortegra of $19.1 million in 2023, compared to $33.1 million in 2022, partially offset by the gain on the sale of our vessels in 2022.

Adjusted net income & Adjusted return on average equity - Non-GAAP

Adjusted net income for the year ended December 31, 2023 was $61.9 million, an increase of $8.9 million, or 16.7%, from the year ended December 31, 2022, driven by growth in our insurance operations. For the year ended December 31, 2023, adjusted return on average equity was 15.2%, as compared to 13.6% for the year ended December 31, 2022, driven by the increase in adjusted net income.

Book Value per share - Non-GAAP

Total stockholders’ equity was $576.6 million as of December 31, 2023 compared to $533.6 million as of December 31, 2022, with the increase driven by comprehensive income, partially offset by net changes in non-controlling interests and dividends paid. In the year ended December 31, 2023, Tiptree returned $7.3 million to common stockholders through dividends paid.

Book value per share for the period ended December 31, 2023 was $11.34, an increase from book value per share of $10.92 as of December 31, 2022, driven by comprehensive income per share, partially offset by dividends paid of $0.20 per share, net changes in non-controlling interests and preferred dividends paid at Fortegra.

Results by Segment
We classify our business into two reportable segments, Insurance and Mortgage, with the remainder of our operations aggregated into Tiptree Capital - Other. Corporate activities include holding company interest expense, corporate employee compensation and benefits, and other expenses, including public company expenses.

The following tables present the components of Revenue, Income (loss) before taxes and Adjusted net income for the following periods:

($ in thousands)	Year Ended December 31,
	2023	2022
Revenues:
Insurance	$1,593,070	$1,248,796
Mortgage	53,864	70,246
Tiptree Capital - other	2,097	78,710
Corporate	—	—
Total revenues	$1,649,031	$1,397,752

Income (loss) before taxes:
Insurance	$129,816	$68,150
Mortgage	(3,285)	874
Tiptree Capital - other	(3,264)	31,403
Corporate	(40,214)	(46,416)
Total income (loss) before taxes	$83,053	$54,011

Non-GAAP - Adjusted net income: (1)
Insurance	$91,963	$73,465
Mortgage	(1,082)	(4,658)
Tiptree Capital - other	923	13,627
Corporate	(29,887)	(29,400)
Total adjusted net income	$61,917	$53,034
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

As of December 31, 2023, Fortegra was owned approximately 79.5% by Tiptree, 17.5% by Warburg and 3.0% by management and directors of Fortegra, before giving effect to the exercise of outstanding warrants and the conversion of outstanding preferred stock. The following tables and discussion present the Insurance segment results, including non-controlling interests, for the year ended December 31, 2023 and 2022.

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

Gross written premiums and premium equivalents represent total gross written premiums from insurance policies and warranty service contracts issued during a reporting period. They represent the volume of insurance policies written or assumed and warranty service contracts issued during a specific period of time without reduction for policy acquisition costs, reinsurance costs or other deductions. Gross written premiums is a volume measure commonly used in the insurance industry to compare sales performance by period. Premium equivalents are used to compare sales performance of warranty service and administrative contract volumes to gross written premiums. Similar to how management considers gross written premiums to be a relevant measure of volume, regardless of the impact of reinsurance on net earned premiums, management considers premium equivalents to be a relevant measure of contract volume, regardless of whether the Company retains the full obligation. Investors also use these measures to compare sales growth among comparable companies, while management uses these measures to evaluate the relative performance of various sales channels.

Net written premiums are gross written premiums less ceded written premiums. Gross written premiums are the amounts received, or to be received, for insurance policies written or assumed by us during a specific period of time without reduction for policy acquisition costs, reinsurance costs or other deductions. The volume of our gross written premiums in any given period is generally influenced by new business submissions, binding of new business submissions into policies, renewals of existing policies, and average size and premium rate of bound policies. Ceded written premiums are the amount of gross written premiums ceded to reinsurers. We enter into reinsurance contracts to limit our exposure to potential large losses. Ceded written premiums are earned over the reinsurance contract period in proportion to the period of risk covered. The volume of our ceded written premiums is impacted by the level of our gross written premiums and any decision we make to increase or decrease retention levels, policy limits and co-participations.

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

Results of Operations - Year Ended December 31, 2023 compared to 2022

($ in thousands)	Year Ended December 31,
	2023	2022	Change	% Change
Revenues:
Earned premiums, net	$1,127,834	$904,765	$223,069	24.7%
Service and administrative fees	395,969	320,720	75,249	23.5%
Ceding commissions	14,915	13,880	1,035	7.5%
Net investment income	26,674	12,219	14,455	118.3%
Net realized and unrealized gains (losses)	(4,207)	(20,347)	16,140	(79.3)%
Other revenue	31,885	17,559	14,326	81.6%
Total revenues	$1,593,070	$1,248,796	$344,274	27.6%
Expenses:
Net losses and loss adjustment expenses	482,506	361,601	120,905	33.4%
Member benefit claims	119,288	91,004	28,284	31.1%
Commission expense	603,033	522,686	80,347	15.4%
Employee compensation and benefits	114,341	87,918	26,423	30.1%
Interest expense	25,836	20,054	5,782	28.8%
Depreciation and amortization	21,425	18,551	2,874	15.5%
Other expenses	96,825	78,832	17,993	22.8%
Total expenses	$1,463,254	$1,180,646	$282,608	23.9%
Income (loss) before taxes (1)	$129,816	$68,150	$61,666	90.5%
Key Performance Metrics:
Gross written premiums and premium equivalents	$2,747,854	$2,263,128	$484,726	21.4%
Net written premiums	$1,319,948	$1,089,390	$230,558	21.2%
Loss ratio	40.1%	37.7%
Acquisition ratio	36.2%	39.0%
Underwriting ratio	76.3%	76.7%
Operating expense ratio	14.0%	13.7%
Combined ratio	90.3%	90.4%
Return on average equity	25.7%	14.6%
Non-GAAP Financial Measures (2):
Adjusted net income (before NCI)	$115,705	$83,832	$31,873	38.0%
Adjusted return on average equity	29.2%	26.1%
Adjusted net income	$91,963	$73,465	$18,498	25.2%
(1)    Net income was $101.3 million for the year ended December 31, 2023 compared to $46.4 million for the year ended December 31, 2022.
(2)    See “—Non-GAAP Reconciliations” for a discussion of non-GAAP financial measures.

Revenues - Year Ended December 31, 2023 compared to 2022

For the year ended December 31, 2023, total revenues increased 27.6%, to $1,593.1 million, as compared to $1,248.8 million for the year ended December 31, 2022. Earned premiums, net of $1,127.8 million increased $223.1 million, or 24.7%, driven by growth in specialty E&S and admitted insurance lines. Earned premiums assumed from other insurance companies were $404.7 million, or 35.9% of total earned premiums, net, compared to $310.4 million, or 34.3%, in the prior year period. As it expands to new geographies and expands product offerings, the Company works to obtain necessary licenses and intends to write this business directly upon obtaining necessary licenses. The Company views direct written and assumed business as having similar characteristics. For the presented periods, earned premiums, net, did not include any significant regional geographic concentrations. Service and administrative fees of $396.0 million increased by 23.5% primarily driven by growth in vehicle service contract revenues. Ceding commissions of $14.9 million increased by $1.0 million, or 7.5%, in line with growth in ceded premiums. Other revenues increased by $14.3 million, or 81.6%, driven by growth in premium finance product offerings and interest income on cash and cash equivalents.

For the year ended December 31, 2023, 27.8% of revenues were derived from fees that were not solely dependent upon the underwriting performance of Fortegra’s insurance products, resulting in more diversified earnings. For the year ended December 31, 2023, 81.1% of fee-based revenues were generated in non-regulated service companies, with the remainder in regulated insurance companies.

For the year ended December 31, 2023, net investment income was $26.7 million as compared to $12.2 million in the prior year period, primarily driven by growth in investments and the increase in yields. Net realized and unrealized losses were $4.2 million, an improvement of $16.1 million, as compared to net realized and unrealized losses of $20.3 million in the prior year period, primarily driven by the change in fair value of certain equity and other investments carried at fair value. Unrealized gains on AFS securities impacting OCI for the year ended December 31, 2023 were $19.0 million, driven by positive fair value adjustments on mortgage-backed securities and corporate bonds and other investments.

Expenses - Year Ended December 31, 2023 compared to 2022

For the year ended December 31, 2023, net losses and loss adjustment expenses were $482.5 million, member benefit claims were $119.3 million and commission expense was $603.0 million, as compared to $361.6 million, $91.0 million, and $522.7 million, respectively, for the year ended December 31, 2022. The increase in net losses and loss adjustment expenses of $120.9 million, or 33.4%, was driven by growth in U.S. and European insurance lines and the shift in business mix toward commercial lines, which tend to have higher loss ratios and lower commission and expense ratios. In addition, the Company experienced favorable prior year development of $11.2 million for the year ended December 31, 2023, primarily by a commutation agreement with a partner resulting in a reduction of policy liabilities and unpaid claims of $75.6 million relating to policies written in the 2020 and 2021 treaty years. For the year ended December 31, 2022, the Company experienced favorable prior year development of $0.9 million, primarily as a result of lower-than-expected claim severity in our commercial lines of business. For the periods presented, net losses and adjustment expenses did not include any significant catastrophic losses or regional concentration exposure. The increase in member benefit claims of $28.3 million, or 31.1%, was driven by growth in vehicle service contracts and the impacts of inflation on replacement costs and labor rates. Commission expenses increased by $80.3 million, or 15.4%, generally in line with the growth in earned premiums, net and service and administrative fees, partially offset by the impacts from sliding scale commission structures.

For the year ended December 31, 2023, employee compensation and benefits were $114.3 million and other expenses were $96.8 million, as compared to $87.9 million and $78.8 million, respectively, for the year ended December 31, 2022. Employee compensation and benefits increased by $26.4 million, or 30.1%, driven by continued investment in data science, European platform expansion, and to support continued growth in the U.S. insurance business. Other expenses increased by $18.0 million, or 22.8%, driven primarily by investment in data science, technology and marketing expenses, and professional fees associated with the acquisition of Premia.

For the year ended December 31, 2023, interest expense was $25.8 million as compared to $20.1 million for the year ended December 31, 2022. The increase in interest expense of $5.8 million, or 28.8%, was primarily driven by the rise in short-term interest rates and increased borrowings on Fortegra’s corporate revolver and asset based debt for premium finance lines.

For the year ended December 31, 2023, depreciation and amortization expense was $21.4 million, including $16.9 million of intangible amortization related to purchase accounting associated with the acquisitions of Fortegra, Smart AutoCare, Sky Auto, ITC and Premia, as compared to $18.6 million, including $16.2 million of intangible amortization from purchase accounting in 2022.

Gross Written Premiums and Premium Equivalents(1,2)

($ in thousands)	Year Ended December 31,
	2023	2022	2021
Property and short-tail	$548,984	$263,933	$100,462
Contractual liability	396,861	351,869	347,776
General liability	353,011	305,325	182,336
Alternative risks	330,171	363,362	409,807
Professional liability	232,944	82,340	32,028
Europe	141,208	125,150	95,917
Commercial lines	$2,003,179	$1,491,979	$1,168,326
Personal lines	$382,397	$397,423	$432,522
Insurance	$2,385,576	$1,889,402	$1,600,848
Auto and consumer goods warranty	302,746	318,550	285,591
Other services	59,532	55,176	49,535
Services	$362,278	$373,726	$335,126
Total	$2,747,854	$2,263,128	$1,935,974

(1) The total gross written premiums and premium equivalents of $2,747.9 million, $2,263.1 million and $1,936.0 million for the years ended December 31, 2023, 2022 and 2021, respectively, were comprised of gross written premiums of $1,896.5 million, $1,515.1 million and $1,380.1 million, plus assumed premiums of $489.1 million, $374.3 million and $220.7 million, plus gross service and administrative fee additions of $362.3 million, $373.7 million and $335.1 million. See Note (8) Reinsurance Recoverable and Prepaid Reinsurance Premiums and Note (14) Revenue from Contracts with Customers within the respective periods for more information.

(2) The premium equivalents metric excludes amounts received from failure to perform vehicle service contracts held in off-balance sheet trusts and premium finance volumes as it was determined to be unlikely these amounts will be recognized as revenue. Amounts for the years ended December 31, 2022 and 2021 have been conformed resulting in a reduction of premium equivalents of $418 million and $258 million, respectively. This change only impacted the premium equivalents metric and did not impact the Company’s financial statements, including its notes to the consolidated financial statements.

Total gross written premiums and premium equivalents for the year ended December 31, 2023 were $2,747.9 million, representing an increase of $484.7 million, or 21.4%. The growth is driven by a combination of factors including expanding Fortegra’s distribution partner network, growing specialty admitted and E&S insurance lines, and increasing penetration in the vehicle service contract sector.

For the year ended December 31, 2023, Insurance increased by $496.2 million, or 26.3%, driven by growth in specialty commercial lines, including E&S and admitted business. The year ended December 31, 2023, also benefited from a book-roll transaction of $125.1 million with one of Fortegra’s distribution partners. For the year ended December 31, 2023, Services decreased by $11.4 million, or 3.1%, driven by lower volume in consumer goods and vehicle service contracts, partially offset by the acquisition of Premia.
The combination of unearned premiums and deferred revenues on Fortegra’s balance sheet grew to $2,368.1 million, representing an increase of $361.6 million, or 18.0%, from December 31, 2022 to December 31, 2023, as a result of growth in gross written premiums and premium equivalents, primarily related to E&S and admitted insurance lines, including the book roll transaction with one of Fortegra’s MGA partners.

Net written premiums

($ in thousands)	Year Ended December 31,
	2023	2022	2021
Property and short-tail	$411,674	$188,069	$69,770
Contractual liability	68,368	100,338	109,345
General liability	163,567	147,442	94,617
Alternative risks	246,431	268,775	313,805
Professional liability	84,380	52,073	25,028
Europe	141,208	125,150	95,917
Commercial lines	$1,115,628	$881,847	$708,482
Personal lines	$204,320	$207,543	$186,258
Insurance	$1,319,948	$1,089,390	$894,740

Net written premiums for the year ended December 31, 2023 were $1,319.9 million, representing an increase of $230.6 million, or 21.2%, driven by growth in commercial E&S lines. For the year ended December 31, 2023, commercial lines increased by $233.8 million, or 26.5%, driven by growth in specialty E&S and admitted business, including a book-roll transaction of $125.1 million with one of Fortegra’s distribution partners. For the year ended December 31, 2023, personal lines decreased by $3.2 million, or 1.6%, driven by declines in personal credit lines. Property and short-tail lines represented $411.7 million, or 31.2%, of the total net written premiums for the year ended December 31, 2023 compared to $188.1 million, or 17.3%, for the prior year period. Property and short-tail net written premiums were diversified by geographic location, exposure and risk type with substantial reinsurance protection. As of December 31, 2023, the net loss to the Company in a 1-in-250 year catastrophe event represented approximately 2.4% of Fortegra’s stockholders’ equity. This reported loss includes the impact of incurred losses based on the estimated frequency and severity of potential events, reinstatements premiums, reinsurance recoveries and taxes.

Combined Ratio

The combined ratio was 90.3% for the year ended December 31, 2023, compared to 90.4% for the prior year period, reflecting the consistent underwriting performance and scalability of the Company’s operating platform. The underwriting ratio was 76.3%, a decrease of 0.4% from the prior year period, which consists of a loss ratio of 40.1%, compared to 37.7% in the prior year period, and an acquisition ratio of 36.2%, compared to 39.0% in the prior year period. The loss ratio increase was driven by a shift in business mix towards commercial lines and increases in repair and labor costs on vehicle service contracts. The decrease in the acquisition ratio was driven by the shift in business mix toward commercial lines and impacts from sliding scale commission structures. The operating expense ratio was 14.0%, as compared to 13.7% in the prior year period. The increase in the operating expense ratio was a result of continued investment in data science, European platform expansion, and to support continued growth in U.S. insurance lines.

Underwriting and Fee Revenues and Margin - Non-GAAP

The below table shows underwriting and fee revenues and underwriting and fee margin by business mix for the year ended December 31, 2023 and 2022.

	Year Ended December 31,
($ in thousands)	2023			2022
	Insurance	Services	Total	Insurance	Services	Total
Underwriting and Fee Revenues (1)	$1,141,019	$359,004	$1,500,023	$917,542	$282,843	$1,200,385

Net losses and loss adjustment expenses	482,456	50	482,506	361,476	125	361,601
Member benefit claims	—	119,288	119,288	—	91,004	91,004
Commission expense (2)	411,012	132,478	543,490	371,638	97,014	468,652
Underwriting and Fee Margin (1)	$247,551	$107,188	$354,739	$184,428	$94,700	$279,128

Loss ratio	42.3%	33.2%	40.1%	39.4%	32.2%	37.7%
Acquisition ratio	36.0%	36.9%	36.2%	40.5%	34.3%	39.0%
Underwriting ratio	78.3%	70.1%	76.3%	79.9%	66.5%	76.7%
(1)    See “—Non-GAAP Reconciliations” for a discussion of non-GAAP financial measures.
(2)     Commission expense in this table is presented net of ceding fees and ceding commissions of $44.6 million and $14.9 million, respectively, for the year ended December 31, 2023, and $40.2 million and $13.9 million, respectively, for the year ended December 31, 2022.

Underwriting and fee revenues were $1,500.0 million for the year ended December 31, 2023 as compared to $1,200.4 million for the year ended December 31, 2022. Total underwriting and fee revenues increased $299.6 million, or 25.0%, driven by growth in all business lines. The increase in insurance was $223.5 million, or 24.4%, driven by growth in specialty E&S and admitted insurance lines. The increase in services was $76.2 million, or 26.9%, driven by growth in vehicle service contracts and premium finance offerings, in addition to acquisitions of Premia in 2023 and ITC in 2022.

Underwriting and fee margin was $354.7 million for the year ended December 31, 2023 as compared to $279.1 million for the year ended December 31, 2022. Total underwriting and fee margin increased $75.6 million, or 27.1%, driven by growth in all product lines. Insurance grew by $63.1 million, or 34.2%, driven by revenue growth in specialty E&S and admitted lines. Services increased by $12.5 million, or 13.2%, driven by growth in vehicle service contracts and the acquisition of Premia and ITC, partially offset by increased member benefit claims associated with the impacts of inflation on replacement costs and labor rates.

Return on Average Equity

Return on average equity was 25.7% for the year ended December 31, 2023, as compared to 14.6% for the year ended December 31, 2022. The increase in net income and annualized return on average equity was driven by revenue growth and consistent combined ratio, in addition to improvements in net investment income and net realized and unrealized gains and losses.

Adjusted Net Income and Adjusted Return on Average Equity - Non-GAAP

For the year ended December 31, 2023, adjusted net income (before NCI) and adjusted return on average equity were $115.7 million and 29.2%, respectively, as compared to $83.8 million and 26.1%, respectively, for the year ended December 31, 2022. The improvement of adjusted net income was driven by the growth in revenues and consistent combined ratio, in addition to improvements in net investment income.

Tiptree Capital

Tiptree Capital consists of our Mortgage segment, which includes the operating results of Reliance, our mortgage business, and Tiptree Capital - Other, which consists of our other non-insurance operating businesses and investments. As of December 31, 2023, Tiptree Capital - Other includes our Invesque shares and other investments.

Mortgage

Through our Mortgage operating subsidiary, Reliance, we originate, sell, securitize and service one-to-four-family, residential mortgage loans, comprised of conforming mortgage loans, Federal Housing Administration (“FHA”), Veterans Administration (“VA”), United States Department of Agriculture (“USDA”), and to a lesser extent, non-agency jumbo prime.
We are an approved seller/servicer for Fannie Mae and Freddie Mac. We are also an approved issuer and servicer for Ginnie Mae. We originate residential mortgage loans through our retail distribution channel (directly to consumers) in 39 states and the District of Columbia as of December 31, 2023.

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

The following tables present the Mortgage segment results for the following periods:

Results of Operations

($ in thousands)	Year Ended December 31,
	2023	2022
Revenues:
Net realized and unrealized gains (losses)	$34,232	$51,345
Other revenue	19,632	18,901
Total revenues	$53,864	$70,246
Expenses:
Employee compensation and benefits	$34,040	$41,637
Interest expense	1,856	1,631
Depreciation and amortization	617	799
Other expenses	20,636	25,305
Total expenses	$57,149	$69,372
Income (loss) before taxes	$(3,285)	$874

Key Performance Metrics:
Origination volumes	$876,914	$1,134,351
Gain on sale margins	4.7%	4.7%
Return on average equity	(4.6)%	0.9%

Non-GAAP Financial Measures (1):
Adjusted net income (1)	$(1,082)	$(4,658)
Adjusted return on average equity (1)	(2.0)%	(8.1)%
(1)    See “—Non-GAAP Reconciliations” for a discussion of non-GAAP financial measures.

Revenues - Year Ended December 31, 2023 compared to 2022

For the year ended December 31, 2023, $876.9 million of loans were funded, compared to $1,134.4 million for the prior year period, a decrease of $257.4 million, or 22.7%, driven by increase in mortgage interest rates compared to the prior year period. Gain on sale margins remained consistent at 4.7% for the year ended December 31, 2023.

Net realized and unrealized gains for the year ended December 31, 2023 were $34.2 million, compared to $51.3 million in the prior year period, a decrease of $17.1 million or 33.3%. The primary driver of decreased gain on sale revenues was the decline in volumes and negative fair value adjustment in mortgage servicing rights of $1.9 million in 2023 compared to a positive fair value adjustment of $7.0 million in the prior year period.

Other revenue for the year ended December 31, 2023 was $19.6 million, compared to $18.9 million in the prior year period, an increase of $0.7 million, or 3.9%, driven by increased servicing revenues. As of December 31, 2023, the mortgage servicing asset was $40.8 million, a decrease from $41.4 million as of December 31, 2022.

Expenses - Year Ended December 31, 2023 compared to 2022

For the year ended December 31, 2023, employee compensation and benefits were $34.0 million, compared to $41.6 million in the prior year period, a decrease of $7.6 million or 18.2%. The decrease was driven primarily by reduced commissions on lower origination volumes.

For the year ended December 31, 2023, interest expense was at $1.9 million, an increase of $0.2 million, or 13.8%, with the increase driven by higher interest rates.

For the year ended December 31, 2023, other expenses were $20.6 million, compared to $25.3 million in the prior year period, a decrease of $4.7 million, with the decrease driven by a reduction of mortgage operational expenses, including marketing costs.

Income (loss) before taxes

The loss before taxes for the year ended December 31, 2023 was $3.3 million, compared to income before taxes of $0.9 million in the prior year period driven by a decline in volumes.

Tiptree Capital - Other

The following tables present a summary of Tiptree Capital - Other results for the following periods:

Results of Operations

	Year Ended December 31,
($ in thousands)	Total revenue		Income (loss) before taxes
	2023	2022	2023	2022
Senior living (Invesque)	$(9,342)	$(16,015)	$(9,342)	$(16,015)
Maritime transportation(1)	842	64,947	(4,517)	49,809
Other (2)	10,597	29,778	10,595	(2,391)
Total	$2,097	$78,710	$(3,264)	$31,403
(1)    Includes $5.4 million and $15.1 million of expenses related to our Maritime transportation operations for the years ended December 31, 2023 and 2022, respectively.
(2)    Includes asset management, our formerly held for sale mortgage originator (Luxury) for the year ended December 31, 2022, as it was deconsolidated on July 1, 2022, and certain intercompany elimination transactions.

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

Revenues for the year ended December 31, 2023 were $2.1 million compared to $78.7 million in the prior year period with the decline driven by the deconsolidation of Luxury effective July 1, 2022, and the sale of five vessels, partially offset by investment gains on securities in the Company’s investment holdings and decreased investment losses on Invesque in 2023 compared to 2022.

Income (loss) before taxes

The loss before taxes from Tiptree Capital - Other for the year ended December 31, 2023 was $3.3 million, compared to the income before taxes of $31.4 million in the prior year period. The decrease was driven by the same factors that impacted revenues.

Adjusted net income - Non-GAAP(1)

($ in thousands)	Year Ended December 31,
	2023	2022
Senior living (Invesque)	$—	$—
Maritime transportation	(2,769)	12,707
Other	3,692	920
Total	$923	$13,627
(1)    See “—Non-GAAP Reconciliations” for a discussion of non-GAAP financial measures.

Adjusted net income decreased to $0.9 million for the year ended December 31, 2023 compared to $13.6 million in 2022. The decrease was driven from the sale of five vessels in 2022, partially offset by interest income on cash and cash equivalents and U.S. Treasury securities recorded in other income.

Corporate
The following table presents a summary of corporate results for the following periods:

Results of Operations

($ in thousands)	Year Ended December 31,
	2023	2022
Employee compensation and benefits	$8,885	$7,948
Employee incentive compensation expense	21,230	19,240
Interest expense	—	4,225
Depreciation and amortization	1,327	807
Other expenses	8,772	14,196
Total expenses	$40,214	$46,416
Corporate expenses include expenses of the holding company for employee compensation and benefits, interest expense, and public company and other expenses. Corporate employee compensation and benefits includes the expense of management, legal and accounting staff. Other expenses primarily consisted of audit and professional fees, insurance, office rent and other related expenses.

Employee compensation and benefits, including incentive compensation expense, were $30.1 million for the year ended December 31, 2023, compared to $27.2 million for the prior year period, driven by an increase in accrued bonus expense. Of the incentive compensation expense in the year ended December 31, 2023 and 2022, $6.3 million was stock-based compensation expense. As of December 31, 2023, the Company had no outstanding borrowings at the holding company and therefore incurred no interest expense for the year ended December 31, 2023 compared to $4.2 million in 2022. Other expenses of $8.8 million decreased by $5.4 million from the year ended December 31, 2022, primarily driven by decreased consulting and professional fees.

Provision for Income Taxes

The total income tax expense of $43.1 million for the year ended December 31, 2023 and $50.5 million for the year ended December 31, 2022 is reflected as a component of net income (loss). For the year ended December 31, 2023, the Company’s effective tax rate was equal to 51.8%. For the year ended December 31, 2022, the Company’s effective tax rate was equal to 93.4%. The effective rates for the year ended December 31, 2023 and 2022 were significantly higher than the U.S. statutory income tax rate of 21.0%, primarily due to the impact of outside basis deferred taxes on Tiptree’s investment in Fortegra.

Tiptree owns less than 80% of Fortegra and is required to record deferred taxes on the outside basis on its investment in Fortegra. This deferred tax liability represents the tax that would be due, before consideration of loss carryforwards, if Tiptree were to sell all of its Fortegra stock at its carrying value on Tiptree’s balance sheet.

As of December 31, 2023, this deferred tax liability relating to Fortegra was $61.7 million, which was an increase of $21.7 million from the year ended December 31, 2022, of which $3.8 million expense was recorded in OCI, $1.2 million benefit was recorded directly in stockholders’ equity, and $19.1 million expense was recorded as a provision for income taxes. As of December 31, 2022, this deferred tax liability was $40.0 million, of which $14.1 million was recorded directly in stockholders’ equity, a benefit of $2.4 million in other comprehensive income and $28.3 million as a provision for income taxes in the consolidated statements of operations for the year ended December 31, 2022. Additional one time impacts from the transaction incurred in 2022 caused $4.8 million of expense, leading to $33.1 million of expense in the statement of operations. Excluding the impact of these deferred taxes, the effective tax rates for the twelve months ended December 31, 2023 and 2022 were 28.8% and 32.1%, respectively.

On August 16, 2022, the U.S. government enacted Public Law no. 117-169, commonly referred to as the Inflation Reduction Act, which, among other things, establishes a corporate minimum tax on book earnings and an excise tax on stock buybacks. It is not expected that this legislation will have a material financial impact on the Company or its operations.

Balance Sheet Information

Tiptree’s total assets were $5.1 billion as of December 31, 2023, compared to $4.0 billion as of December 31, 2022. The $1,099.8 million increase in assets is primarily attributable to the growth in the Insurance segment.

Total stockholders’ equity was $576.6 million as of December 31, 2023, compared to $533.6 million as of December 31, 2022, with the increase primarily driven by comprehensive income for the year ended December 31, 2023. As of December 31, 2023, there were 36,756,187 shares of common stock outstanding as compared to 36,385,299 shares as of December 31, 2022, with the increase driven by the vesting of share-based incentive compensation and the exercise of options.

The following table is a summary of certain balance sheet information:

	As of December 31, 2023
		Tiptree Capital
($ in thousands)	Insurance	Mortgage	Other	Corporate	Total
Total assets	4,835,685	$160,147	$126,624	$16,857	$5,139,313

Corporate debt	$290,000	$—	$—	$—	$290,000
Asset based debt	67,138	54,350	—	—	121,488

Tiptree Inc. stockholders’ equity (1)	$292,914	$52,297	$125,819	$(54,164)	$416,866
Non-controlling interests:
Fortegra preferred interests	77,679	—	—	—	77,679
Common interests	82,020	—	—	—	82,020
Total stockholders’ equity	$452,613	$52,297	$125,819	$(54,164)	$576,565
(1)    Included in Corporate equity is the deferred tax liability on the outside basis on Tiptree’s investment in Fortegra of $61.7 million as of December 31, 2023.

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

($ in thousands)	Year Ended December 31,
	2023	2022
Total revenues	$1,593,070	$1,248,796
Less: Net investment income	(26,674)	(12,219)
Less: Net realized and unrealized gains (losses)	4,207	20,347
Less: Ceding fees (1)	(44,628)	(40,154)
Less: Ceding commissions	(14,915)	(13,880)
Less: Cash and cash equivalent interest income (2)	(11,037)	(2,505)
Underwriting and fee revenues (3)	$1,500,023	$1,200,385
(1) Ceding fees were included in service and administrative fees on the statement of operations.
(2) Cash and cash equivalent interest income were included in other revenue on the statement of operations.
(3) Underwriting and fee revenues exclude ceding fees, ceding commissions and cash and cash equivalent interest income from other revenue. The year ended December 31, 2022 has been conformed resulting in a reduction of underwriting and fee revenues of $56.5 million. This change only impacted the underwriting and fee revenues metric and did not impact the Company’s consolidated financial statements, including its notes to the consolidated financial statements.

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

($ in thousands)	Year Ended December 31,
	2023	2022
Income (loss) before income taxes	$129,816	$68,150
Less: Net investment income	(26,674)	(12,219)
Less: Net realized and unrealized gains (losses)	4,207	20,347
Less: Cash and cash equivalent interest income (1)	(11,037)	(2,505)
Plus: Depreciation and amortization	21,425	18,551
Plus: Interest expense	25,836	20,054
Plus: Employee compensation and benefits	114,341	87,918
Plus: Other expenses	96,825	78,832
Underwriting and fee margin (2)	$354,739	$279,128
(1) Cash and cash equivalent interests income were included in other revenue on the statement of operations.
(2) Underwriting and fee margin exclude the cash and cash equivalent interest income. The year ended December 31, 2022 has been conformed resulting in a reduction of underwriting and fee margin of $2.5 million. This change only impacted the underwriting and fee margin metric and did not impact the Company’s consolidated financial statements, including its notes to the consolidated financial statements.

Adjusted Net Income — Non-GAAP

We define adjusted net income as income before taxes, less provision (benefit) for income taxes, and excluding the after-tax impact of various expenses that we consider to be unique and non-recurring in nature, including merger and acquisition related expenses, stock-based compensation, net realized and unrealized gains (losses) and intangibles amortization associated with purchase accounting, all of which is reduced for non-controlling interests. The calculation of adjusted net income excludes net realized and unrealized gains (losses) that relate to investments or assets rather than business operations. Adjusted net income should not be viewed as a substitute for income before taxes calculated in accordance with GAAP, and other companies may define adjusted net income differently. Adjusted net income (before NCI) is presented before the impacts of non-controlling interests.

We present adjustments for amortization associated with acquired intangible assets. The intangible assets were recorded as part of purchase accounting in connection with Tiptree’s acquisition of Fortegra Financial in 2014, Defend in 2019, Smart AutoCare, Sky Auto in 2020, ITC in 2022 and Premia in 2023. The intangible assets acquired contribute to overall revenue generation, and the respective purchase accounting adjustments will continue to occur in future periods until such intangible assets are fully amortized in accordance with the respective amortization periods required by GAAP.

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

	Year Ended December 31, 2023
($ in thousands)		Tiptree Capital
	Insurance	Mortgage	Other	Corporate	Total
Income (loss) before taxes	$129,816	$(3,285)	$(3,264)	$(40,214)	$83,053
Less: Income tax (benefit) expense	(28,224)	837	153	(15,822)	(43,056)
Less: Net realized and unrealized gains (losses) (1)	4,207	1,861	5,289	—	11,357
Plus: Intangibles amortization (2)	16,919	—	—	—	16,919
Plus: Stock-based compensation expense	2,018	—	—	6,251	8,269
Plus: Non-recurring expenses (3)	2,824	—	—	—	2,824
Plus: Non-cash fair value adjustments (4)	(1,769)	—	—	—	(1,769)
Plus: Impact of tax deconsolidation of Fortegra (5)	—	—	—	19,101	19,101
Less: Tax on adjustments (6)	(10,086)	(495)	(1,255)	797	(11,039)
Adjusted net income (before NCI)	$115,705	$(1,082)	$923	$(29,887)	$85,659
Less: Impact of non-controlling interests	(23,742)	—	—	—	(23,742)
Adjusted net income	$91,963	$(1,082)	$923	$(29,887)	$61,917

Adjusted net income (before NCI)	$115,705	$(1,082)	$923	$(29,887)	$85,659
Average stockholders’ equity	$395,661	$53,520	$100,325	$5,564	$555,070
Adjusted return on average equity (7)	29.2%	(2.0)%	0.9%	NM%	15.4%

	Year Ended December 31, 2022
($ in thousands)		Tiptree Capital
	Insurance	Mortgage	Other	Corporate	Total
Income (loss) before taxes	$68,150	$874	$31,403	$(46,416)	$54,011
Less: Income tax (benefit) expense	(21,251)	(363)	(5,545)	(23,291)	(50,450)
Less: Net realized and unrealized gains (losses) (1)	20,347	(7,003)	(18,788)	—	(5,444)
Plus: Intangibles amortization (2)	16,229	—	—	—	16,229
Plus: Stock-based compensation expense	2,423	—	—	7,093	9,516
Plus: Non-recurring expenses (3)	3,374	—	(729)	2,108	4,753
Plus: Non-cash fair value adjustments (4)	(939)	—	3,555	—	2,616
Plus: Impact of tax deconsolidation of Fortegra (5)	1,560	—	—	31,573	33,133
Less: Tax on adjustments (6)	(6,061)	1,834	3,731	(467)	(963)
Adjusted net income (before NCI)	$83,832	$(4,658)	$13,627	$(29,400)	$63,401
Less: Impact of non-controlling interests	(10,367)	$—	$—	$—	(10,367)
Adjusted net income	$73,465	$(4,658)	$13,627	$(29,400)	$53,034

Adjusted net income (before NCI)	$83,832	$(4,658)	$13,627	$(29,400)	$63,401
Average stockholders’ equity	$321,320	$57,575	$98,373	$(10,390)	$466,878
Adjusted return on average equity (7)	26.1%	(8.1)%	13.9%	NM%	13.6%
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
(2) Specifically associated with acquisition purchase accounting. See Note (9) Goodwill and Intangible Assets, net.
(3) For the year ended December 31, 2023 and 2022, included in other expenses were expenses related to banker and legal fees associated with the acquisitions of Premia and ITC.
(4) For the year ended December 31, 2023 and 2022. non-cash fair-value adjustments represent a change in fair value of the Fortegra Additional Warrant liability which are added-back to adjusted net income. For the 2022 periods, maritime transportation depreciation and amortization was deducted as a reduction in the value of the vessels.
(5) For the year ended December 31, 2023 and 2022, included in the adjustment is an add-back of $19.1 million and $33.1 million, respectively, related to deferred tax expense from the WP Transaction.
(6) Tax on adjustments represents the tax applied to the total non-GAAP adjustments and includes adjustments for non-recurring or discrete tax impacts.
(7) Total Adjusted return on average equity after non-controlling interests was 15.2% and 13.6% for the years ended December 31, 2023 and 2022, respectively, based on $61.9 million and $53.0 million of Adjusted net income over $407.1 million and $390.2 million of average Tiptree Inc. stockholders’ equity.

Book Value per share - Non-GAAP

Management believes the use of this financial measure provides supplemental information useful to investors as book value is frequently used by the financial community to analyze company growth on a relative per share basis. The following table provides a reconciliation between total stockholders’ equity and total shares outstanding, net of treasury shares.

($ in thousands, except per share information)	As of December 31,
	2023	2022
Total stockholders’ equity	$576,565	$533,573
Less: Non-controlling interests	159,699	136,208
Total stockholders’ equity, net of non-controlling interests	$416,866	$397,365

Total common shares outstanding	36,756	36,385

Book value per share	$11.34	$10.92

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

As of December 31, 2023, cash and cash equivalents, excluding restricted cash, were $468.7 million, compared to $538.1 million at December 31, 2022, a decrease of $69.4 million, primarily driven by an increase in investments.

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

Corporate Debt

($ in thousands)	Corporate Debt Outstanding as of December 31,		Interest Expense for the year ended December 31,
	2023	2022	2023	2022
Insurance	$290,000	$160,000	$19,531	$14,675
Corporate	—	—	—	4,615
Total	$290,000	$160,000	$19,531	$19,290

The balance of the corporate credit facility was repaid during June 2022 as part of the WP Transaction. See Note (11) Debt, net in the notes to consolidated financial statements for details for prior periods.

As of December 31, 2023 and 2022, a total of $130.0 million and $0, respectively, was outstanding under the revolving line of credit in our insurance business. The maximum borrowing capacity under the agreements as of December 31, 2023 and 2022 was $200.0 million. The increase in borrowings was primarily to fund statutory capital requirements and general corporate purposes.

On October 21, 2022, a subsidiary of Fortegra entered into a Second Amended and Restated Credit Agreement by and among Fortegra, and its subsidiary, LOTS Intermediate Co., as borrowers, the lenders from time to time party thereto, certain of Fortegra’s subsidiaries, as guarantors, and Fifth Third Bank, National Association, as the administrative agent and issuing lender (the “Fortegra Credit Agreement”). The Fortegra Credit Agreement provides for a $200.0 million revolving credit facility, all of which is available for the issuance of letters of credit, with a sub-limit of $25.0 million for swing loans and matures on October 1, 2027.

Consolidated Comparison of Cash Flows

($ in thousands)	Year Ended December 31,
	2023	2022
Cash and cash equivalents provided by (used in):
Operating activities	$71,452	$463,073
Investing activities	(244,669)	9,514
Financing activities	113,406	(115,186)
Effect of exchange rate changes on cash	1,525	(1,828)
Change in cash, cash equivalents and restricted cash	$(58,286)	$355,573
Operating Activities

Cash provided by operating activities was $71.5 million for the year ended December 31, 2023. In 2023, the primary sources of cash from operating activities included growth in insurance premiums written resulting in increases in deferred revenues, unearned premiums, policy liabilities and unpaid claims, reinsurance payables and other liabilities and accrued expenses which were partially offset by increases in notes and accounts receivable, reinsurance recoverable and prepaid reinsurance premiums.

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

Investing Activities

Cash used in investing activities was $244.7 million for the year ended December 31, 2023. In 2023, the primary uses of cash were the purchases of investments outpacing the proceeds from the sale of investments, as well as the acquisition of Premia.

Cash provided by investing activities was $9.5 million for the year ended December 31, 2022. In 2022, the primary sources of cash were the proceeds of sales and maturities of investments outpacing the purchases of investments offset by the acquisition of ITC.

Financing Activities

Cash provided by financing activities was $113.4 million for the year ended December 31, 2023. In 2023, the cash provided was primarily proceeds from corporate borrowings at Fortegra and mortgage warehouse facilities which exceeded repayments, partially offset by non-controlling interests distributions and the payment of common and preferred dividends.

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

Impairment

Goodwill and Intangible Assets, net

The initial measurement of goodwill and intangibles requires judgment concerning estimates of the fair value of the acquired assets and liabilities. Goodwill and indefinite-lived intangible assets are not amortized but subject to tests for impairment annually or if events or circumstances indicate it is more likely than not they may be impaired. Finite-lived intangible assets are subject to impairment if events or circumstances indicate a possible inability to realize the carrying amount. At both December 31, 2023 and 2022, we had two reporting units for goodwill impairment testing, of which the fair value substantially exceeded carrying value as of that date. See Note (9) Goodwill and Intangible Assets, net.

Reserves

Unpaid claims are reserve estimates that include an amount determined from individual case estimates and loss reports, and an amount, based on past experience, for losses incurred but not reported (IBNR) that are established in accordance with GAAP using generally accepted actuarial methods. The Company uses a number of algorithms in establishing its unpaid claims reserves. These algorithms are used to calculate unpaid claims as a function of paid losses, earned premiums, target loss ratios, in-force amounts, unearned premium reserves, industry recognized morbidity tables or a combination of these factors.
In arriving at the IBNR reserves, the Company conducts an actuarial analysis on a basis gross of reinsurance. The same estimates used as a basis in calculating the gross IBNR reserves are then used as the basis for calculating the net IBNR reserves, which take into account the impact of reinsurance. Anticipated future loss development patterns form a key assumption underlying these analyses. Our claims are generally reported and settled quickly, resulting in consistent historical loss development patterns. From the anticipated loss development patterns, a variety of actuarial loss projection techniques are employed, such as the chain ladder method, the Bornhuetter-Ferguson method and expected loss ratio method.
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

During the year ended December 31, 2023 and 2022, the Company experienced favorable prior year development of $11.2 million and $0.9 million, respectively, compared to unfavorable prior year development of $1.2 million for the year ended December 31, 2021. In 2023, the $11.2 million favorable prior year development was primarily driven by lower than expected claims paid development in our commercial lines of business for the 2018 and 2020 accident years. In 2022, the $0.9 million favorable prior year development is primarily due to lower-than-expected claim severity in our commercial lines business. In 2021, the $1.2 million increase in prior year development is primarily due to higher-than-expected claim severity from business written by a small group of producers of our personal and commercial lines of business.

Management considers the prior year development for all three years to be insignificant when considered in the context of our annual earned premiums, net as well as our net losses and loss adjustment expenses and member benefit claims expenses. For the year ended December 31, 2023, net losses and loss adjustment expenses were $482.5 million, which resulted to a loss ratio of 40.1%. Without the $11.2 million of favorable prior year development, the 2023 loss ratio would have been approximately 0.8% higher. For comparison, the 2022 and 2021 loss ratios were 37.7% and 35.1%, respectively. In general, the Company's loss ratio results have been predictable and consistent over time. Actuarial estimates are subject to estimation variability, and while management uses its best judgment in establishing the estimate of required unpaid claims, different assumptions and variables could lead to significantly different unpaid claims estimates. The variability in these estimates can, and have in the past, been significant to pretax income.

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

If the actual level of loss frequency and severity are higher or lower than expected, the ultimate reserves required will be different than management’s estimate. Based on our actuarial analysis, we have determined that an aggregate change that is greater than 5% in loss frequency and loss severity is not reasonably likely given the Company’s low limit underwriting and low severity philosophies. The effect of higher and lower levels of loss frequency and severity on our ultimate costs for claims occurring in 2023 would be as follows:

Accident Year 2023 Sensitivity Test Change in Loss & Frequency & Severity on Ultimate
($ in millions)
Scenario	Ultimate Cost	Change
5% higher	$518	$25
3% higher	$508	$15
1% higher	$498	$5
Base scenario	$493	$—
1% lower	$488	$(5)
3% lower	$478	$(15)
5% lower	$468	$(25)

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

The Company evaluates whether all deferred acquisition costs are recoverable at year end, and considers investment income in the recoverability analysis for insurance policy related deferred acquisition costs. As a result of the Company’s evaluations, no write-offs for unrecoverable deferred acquisition costs were recognized during the years ended December 31, 2023 and 2022.

Amortization of deferred acquisition costs was $583.6 million, $479.1 million and $375.1 million for the years ended December 31, 2023, 2022, and 2021, respectively.

Revenue Recognition

The Company earns revenues from a variety of sources:

Earned Premiums, net

Net earned premiums is from direct and assumed earned premiums consisting of revenue generated from the direct sale of insurance policies by the Company’s distributors and premiums written for insurance policies by another carrier and assumed by the Company. Whether direct or assumed, the premium is earned over the life of the respective policy using methods appropriate to the pattern of losses for the type of business. Methods used include pro rata, Rule of 78’s, and other actuarial methods. Management selects the appropriate method based on available information, and periodically reviews the selections as additional information becomes available. Direct and assumed premiums are offset by premiums ceded to the Company’s reinsurers, including PORCs, earned in the same manner. The amount ceded is proportional to the amount of risk assumed by the reinsurer.
Service and Administrative Fees

The Company earns service and administrative fees from a variety of activities. Such fees are typically positively correlated with transaction volume and are recognized as revenue as they become both realized and earned. Revenues from contracts with customers were $341.4 million and $300.2 million for the years ended December 31, 2023 and 2022, respectively, and include auto and consumer goods service contracts, motor clubs, other service and administrative fees, vessel related revenue and management fee income. See Note (14) Revenue from Contracts with Customers for more detailed disclosure regarding these revenues.
Service fee revenue is recognized as the services are performed. Administrative fee revenue includes the administration of premium associated with our producers and their PORCs. In addition, we also earn fee revenue from debt cancellation programs, motor club memberships and warranty programs. Related administrative fee revenue is recognized consistent with the earnings recognition pattern of the underlying insurance policies, debt cancellation contracts and motor club memberships being administered, using pro rata, Rule of 78’s, modified Rule of 78’s, or other methods as appropriate for the contract. Management selects the appropriate method based on available information, and periodically reviews the selections as additional information becomes available. In addition, we also record on an earned basis a ceding fee paid by our reinsurers on ceded insurance premiums. This fee reimburses us for administrative, underwriting, and acquisition expenses. These fees are earned primarily pro-rata over the remaining term of the policy.

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

For fixed rate debt, interest rate fluctuations generally affect the fair value of our liabilities, but do not impact our earnings. Therefore, interest rate risk does not have a significant impact on our fixed rate debt obligations until such obligations mature or until we elect to prepay and refinance such obligations. If interest rates have risen at the time our fixed rate debt matures or is refinanced, our future earnings could be adversely affected by additional borrowing costs. Conversely, lower interest rates at the time of maturity or refinancing may lower our overall interest expense. As of December 31, 2023, the Company’s insurance subsidiary had $125.0 million of general purpose fixed rate debt outstanding maturing in 2057.

For general purpose floating rate debt, interest rate fluctuations primarily affect interest expense and cash flows. If market interest rates rise, our earnings could be adversely affected by an increase in interest expense. In contrast, lower interest rates may reduce our interest expense and improve our earnings, except to the extent that our borrowings are subject to interest rate floors. The floating interest rate risk of asset based financing is generally offset as the financing and the purchased financial asset are generally subject to the same interest rate risk. As of December 31, 2023, the Company’s insurance subsidiary had $165.0 million of floating rate corporate debt with a weighted average rate of 7.3% compared to $35.0 million of floating rate corporate debt as of December 31, 2022, with a weighted average rate of 5.7%. For floating rate risk of other asset based financing such as borrowings to finance acquisitions of real estate, we generally hedge our exposure to the variability of the benchmark index with an interest rate swap. As of December 31, 2023 and 2022, Tiptree’s holding company had no general purpose floating rate debt as it was repaid in June 2022.

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

As of December 31, 2023, we had $879.6 million invested in interest bearing instruments, which represents 66% of the total investment portfolio (including cash and cash equivalents). The estimated effects of a hypothetical increase in interest rates of 100 bps would result in a decrease to the fair value of the portfolio by $26.8 million. As of December 31, 2022, we had $706.4 million invested in interest bearing instruments, which represented 61% of the total investment portfolio. The estimated effects of a hypothetical increase in interest rates of 100 bps would result in a decrease to the fair value of the portfolio by $24.8 million.

Credit Risk
We are exposed to credit risk in the form of available for sale securities, investments in loans, and other investments as follows:

($ in thousands)	As of December 31,
	2023	2022
Available for sale securities, at fair value (1)
Obligations of state and political subdivisions	$45,459	$49,454
Corporate securities	254,598	161,999
Asset backed securities	26,186	15,349
Certificates of deposit	1,724	756
Obligations of foreign governments	4,557	2,362
Loans, at fair value(2)
Corporate loans	11,218	14,312
Other investments(3)
Corporate bonds, at fair value	62,081	42,080
Debentures	25,648	23,853
Investment in credit fund	11,830	—
Other	7,201	230
Total	$450,502	$310,395
(1)    The Company also holds investments in U.S. Treasury securities and obligations of U.S. government authorities and agencies of $470.1 million and $382.1 million as of December 31, 2023 and 2022, respectively. These investments do not represent a credit risk and are excluded.
(2)    The Company also holds investments in mortgage loans held for sale of $58.3 million and $50.5 million as of December 31, 2023 and 2022, respectively. These investments do not represent a credit risk and are excluded.
(3)    The Company also holds other investments of $4.3 million and $6.9 million as of December 31, 2023 and 2022, respectively, primarily comprised of vessels and other investments. These investments do not represent a credit risk and are excluded.
Credit risk within the Company’s investments represents the exposure to the adverse changes in the creditworthiness of individual investment holdings, issuers, groups of issuers, industries, and countries. As of December 31, 2023 and 2022, 72% and 76%, respectively, of the investments subject to credit risk had investment grade ratings. A widening of credit spreads by 100 bps for the investments subject to credit risk would result in a decrease of $8.2 million and $5.8 million to the fair value of the portfolio as of December 31, 2023 and 2022, respectively.
In addition, our mortgage business also underwrites mortgage loans for the purpose of selling them into the secondary market. Due to the relatively short holding period, the credit risk associated with mortgage loans held for sale is not expected to be significant.
See Note (6) Investments to the consolidated financial statements for more information regarding our investments in loans by type.

Market Risk
We are primarily exposed to market risk related to the following investments:

($ in thousands)	As of December 31, 2023			As of December 31, 2022
	Insurance	Tiptree Capital - Other	Total	Insurance	Tiptree Capital - Other	Total
Invesque	$719	$3,442	$4,161	$2,670	$12,784	$15,454
Fixed income exchange traded fund	1,349	—	1,349	56,256	—	56,256
Other equity securities	25,045	37,753	62,798	14,066	—	14,066
Total equity securities	$27,113	$41,195	$68,308	$72,992	$12,784	$85,776

A 10% increase or decrease in the fair value of such investments would result in $6.8 million and $8.6 million of unrealized gains and losses as of December 31, 2023 and 2022, respectively.
As of December 31, 2023 and 2022, the Company owned 16.98 million shares of common stock, respectively, or approximately 30%, of Invesque, a real estate investment company that specializes in health care real estate and senior living property investment throughout North America. The value of our Invesque shares is reported at fair market value on a quarterly basis. Invesque historically paid monthly dividends until April 2020, when dividends were discontinued. A loss in the fair market value of our Invesque shares or a reduction or discontinuation in the dividends paid on our Invesque shares could have a material adverse effect on our financial condition and results of operations. As of December 31, 2023 and 2022, the fair value of the Invesque shares was based on the market price.
See “Risk Factors — Risks Related to our Business - Our investment in Invesque shares is subject to market volatility and the risk that Invesque changes its dividend policy”.
Foreign Currency Exchange Rate Risk
We have foreign currency exchange rate risk associated with certain assets and liabilities related to our foreign operations. At December 31, 2023 and 2022, 93% and 93%, respectively of our invested assets were denominated in United States (U.S.) Dollars. At December 31, 2023 and 2022, 92% and 93%, respectively, of our insurance subsidiary’s combined unpaid premiums and deferred revenue were denominated in U.S. Dollars. At that date, the largest foreign currency denominated balance was a fixed income exchange traded fund in British Pound Sterling reported within equity securities.
Counterparty Risk
We are subject to counterparty risk to the extent that we engage in derivative activities for hedging or other purposes. As of December 31, 2023 and 2022, the total fair value of derivative assets subject to counterparty risk, including the effect of any legal right of offset, totaled $4.0 million and $4.3 million, respectively. We generally manage our counterparty risk to derivative counterparties by entering into contracts with counterparties of high credit quality.
Total reinsurance receivables and prepaid reinsurance premiums were $1,854.4 million and 1,176.1 million of December 31, 2023 and 2022, respectively. Of those amounts, $870.5 million and $603.4 million, respectively, related to contracts with third-party captives in which we hold collateral or receive letters of credit in excess of the reinsurance receivables. The remainder is held with high quality reinsurers, substantially all of which have a rating of A or better by A.M. Best. As of December 31, 2023, the non-affiliated reinsurers from whom our insurance business has the largest reinsurance receivable balances represented $235.7 million, or 12.7% of the total, and included: Accelerant Specialty Insurance Company (A.M. Best Rating: A- rated), Allianz Global Corporate & Specialty SE (A.M. Best Rating: A+ rated), and Homesite Insurance Company (A.M. Best Rating: A rated). A majority of the related receivables from these reinsurers are collateralized by assets on hand and letters of credit; receivable balances from authorized reinsurers do not require collateral. Allianz Global Corporate & Specialty SE is an authorized reinsurer in the states in which Fortegra’s U.S. based insurance entities are domiciled. The Company monitors authorization status and A.M. Best ratings of its reinsurers periodically. As of December 31, 2023, the Company does not believe there is a risk of loss due to the concentration of credit risk in the reinsurance program given the collateralization.

($ in thousands)	As of December 31,
	2023	2022
Third-party captives
Reinsurance receivables and prepaid reinsurance premiums	$870,511	$603,428
Collateral	$1,035,728	$700,086
% Collateralized	119%	116%
Professional Reinsurers
Reinsurance receivables and prepaid reinsurance premiums	$983,900	$572,662
Collateral	$643,853	$611,360
% Collateralized	65%	107%
Total
Reinsurance receivables and prepaid reinsurance premiums	$1,854,410	$1,176,090
Collateral	$1,679,581	$1,311,446
% Collateralized	91%	112%
We were also exposed to counterparty risk of approximately $250.8 million and $191.1 million as of December 31, 2023 and 2022, respectively, related to our retrospective commission arrangements; associated risks are offset by the Company’s contractual ability to withhold future commissions against the retrospective balances. In addition, we are exposed to counterparty risk of approximately $134.1 million and $121.4 million as of December 31, 2023 and 2022, respectively, related to our premium financing business. The risk associated with such arrangements is mitigated by the fact that we have the contractual ability to cancel the insurance policy and have premiums refunded to us by the insurer in the event of a counterparty default.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Tiptree Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Tiptree Inc. and subsidiaries (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income (loss), changes in stockholders’ equity, and cash flows, for each of the three years in the period ended December 31, 2023, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 29, 2024, expressed an unqualified opinion on the Company’s internal control over financial reporting.
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

Policy liabilities and unpaid claims – Refer to Notes 2 and 13 to the financial statements

Critical Audit Matter Description

Policy liabilities and unpaid claims include claims in the normal course of settlement and reserve estimates. The Company estimates policy liabilities and unpaid claims by applying a variety of generally accepted actuarial methods to historical loss development patterns, which require numerous assumptions and significant judgment.

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

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to testing management’s significant estimates and assumptions used in determining policy liabilities and unpaid claims included the following, among others:

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
•We evaluated the methods and assumptions used by the Company to estimate the policy liabilities and unpaid claims through the following procedures:
◦With assistance from our actuarial specialists:
▪We developed an independent expected range of policy liabilities and unpaid claims reserves based on historical and industry claim development factors or performed actuarial peer review procedures to evaluate management’s application of actuarial methods and significant assumptions.
▪We performed retrospective procedures comparing actual loss development with expected development to assess the reasonableness of assumptions used, including consideration of potential bias, in the estimation of policy liabilities and unpaid claims.
◦We tested the underlying data that served as the basis for the actuarial analysis, including historical claims data, to test that the inputs to the actuarial estimates were complete and accurate.

/s/Deloitte & Touche LLP
New York, New York
February 29, 2024

We have served as the Company's auditor since 2017.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of Tiptree Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Tiptree Inc. and subsidiaries (the “Company”) as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2023, of the Company and our report dated February 29, 2024 expressed an unqualified opinion on those financial statements.
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

/s/Deloitte & Touche LLP
New York, New York
February 29, 2024

TIPTREE INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(in thousands, except share data)

	As of December 31,
	2023	2022
Assets:
Investments:
Available for sale securities, at fair value, net of allowance for credit losses	$802,609	$611,980
Loans, at fair value	69,556	64,843
Equity securities	68,308	85,776
Other investments	111,088	73,025
Total investments	1,051,561	835,624
Cash and cash equivalents	468,711	538,065
Restricted cash	23,850	12,782
Notes and accounts receivable, net	684,608	502,311
Reinsurance recoverable	953,886	450,620
Prepaid reinsurance premiums	900,524	725,470
Deferred acquisition costs	565,746	498,925
Goodwill	206,155	186,608
Intangible assets, net	118,757	117,015
Other assets	165,515	172,143
Total assets	$5,139,313	$4,039,563

Liabilities and Stockholders’ Equity
Liabilities:
Debt, net	$402,411	$259,366
Unearned premiums	1,695,058	1,357,436
Policy liabilities and unpaid claims	844,848	567,193
Deferred revenue	673,085	649,150
Reinsurance payable	543,602	305,097
Other liabilities and accrued expenses	403,744	367,748
Total liabilities	$4,562,748	$3,505,990

Stockholders’ Equity:
Preferred stock: $0.001 par value, 100,000,000 shares authorized, none issued or outstanding	$—	$—
Common stock: $0.001 par value, 200,000,000 shares authorized, 36,756,187 and 36,385,299 shares issued and outstanding, respectively	37	36
Additional paid-in capital	382,239	382,645
Accumulated other comprehensive income (loss), net of tax	(26,073)	(39,429)
Retained earnings	60,663	54,113
Total Tiptree Inc. stockholders’ equity	416,866	397,365
Non-controlling interests:
Fortegra preferred interests	77,679	77,679
Common interests	82,020	58,529
Total non-controlling interests	159,699	136,208
Total stockholders’ equity	576,565	533,573
Total liabilities and stockholders’ equity	$5,139,313	$4,039,563

See accompanying notes to consolidated financial statements.

TIPTREE INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(in thousands, except share data)

	For the Year Ended December 31,
	2023	2022	2021
Revenues:
Earned premiums, net	$1,127,834	$904,765	$685,552
Service and administrative fees	395,969	320,720	260,525
Ceding commissions	14,915	13,880	11,784
Net investment income	26,674	12,219	17,896
Net realized and unrealized gains (losses)	24,736	69,983	151,350
Other revenue	58,903	76,185	73,407
Total revenues	1,649,031	1,397,752	1,200,514
Expenses:
Policy and contract benefits	601,794	452,605	327,012
Commission expense	603,033	522,686	396,683
Employee compensation and benefits	179,075	182,657	207,322
Interest expense	27,692	30,240	37,674
Depreciation and amortization	23,466	22,973	24,437
Other expenses	130,918	132,580	142,044
Total expenses	1,565,978	1,343,741	1,135,172
Income (loss) before taxes	83,053	54,011	65,342
Less: provision (benefit) for income taxes	43,056	50,450	21,291
Net income (loss)	39,997	3,561	44,051
Less: net income (loss) attributable to non-controlling interests	26,046	11,835	5,919
Net income (loss) attributable to common stockholders	$13,951	$(8,274)	$38,132

Net income (loss) per common share:
Basic earnings per share	$0.38	$(0.23)	$1.13
Diluted earnings per share	$0.33	$(0.23)	$1.09

Weighted average number of common shares:
Basic	36,693,204	35,531,149	33,223,792
Diluted	37,619,095	35,531,149	33,688,256

Dividends declared per common share	$0.20	$0.16	$0.16

See accompanying notes to consolidated financial statements.

TIPTREE INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Loss)
(in thousands)

	For the Year Ended December 31,
	2023	2022	2021
Net income (loss)	$39,997	$3,561	$44,051

Other comprehensive income (loss), net of tax:
Change in unrealized gains (losses) on available for sale securities	19,003	(55,290)	(10,750)
Change in unrealized currency translation adjustments	7,213	(7,351)	—
Related (provision) benefit for income taxes	(8,105)	14,973	2,362
Other comprehensive income (loss), net of tax	18,111	(47,668)	(8,388)
Comprehensive income (loss)	58,108	(44,107)	35,663
Less: comprehensive income (loss) attributable to non-controlling interests	30,801	8,104	5,890
Comprehensive income (loss) attributable to common stockholders	$27,307	$(52,211)	$29,773

See accompanying notes to consolidated financial statements.

TIPTREE INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders’ Equity
(in thousands, except shares)

	Common stock						Non-controlling interests
	Number of shares	Par value	Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings	Total Tiptree Inc. stockholders’ equity	Fortegra preferred interests	Common interests	Total stockholders' equity
Balance at December 31, 2020	32,682,462	$33	$315,014	$5,674	$35,423	$356,144	$—	$17,394	$373,538
Amortization of share-based incentive compensation	—	—	2,331	—	—	2,331	—	1,725	4,056
Vesting of share-based incentive compensation	596,601	—	3,563	—	—	3,563	—	(4,816)	(1,253)
Shares issued in exchange for vested subsidiary awards (1)	1,166,307	2	105	—	—	107	—	(1,565)	(1,458)
Shares purchased under stock purchase plan	(528,662)	(1)	(2,881)	—	—	(2,882)	—	—	(2,882)
Shares issued upon exercise of warrants	207,445	—	—	—	—	—	—	—	—
Repurchase of vested subsidiary awards	—	—	(770)	—	—	(770)	—	(309)	(1,079)
Non-controlling interest contributions	—	—	—	—	—	—	—	100	100
Non-controlling interest distributions	—	—	—	—	—	—	—	(1,095)	(1,095)
Net change in non-controlling interests and other	—	—	97	—	—	97	—	(97)	—
Common stock dividends declared	—	—	—	—	(5,409)	(5,409)	—	—	(5,409)
Other comprehensive income (loss), net of tax	—	—	—	(8,359)	—	(8,359)	—	(29)	(8,388)
Net income (loss)	—	—	—	—	38,132	38,132	—	5,919	44,051
Balance at December 31, 2021	34,124,153	$34	$317,459	$(2,685)	$68,146	$382,954	$—	$17,227	$400,181
Amortization of share-based incentive compensation	—	—	6,600	—	—	6,600	—	869	7,469
Vesting of share-based incentive compensation	292,548	—	(172)	—	—	(172)	—	(1,086)	(1,258)
Shares issued in exchange for vested subsidiary awards (2)	114,353	—	866	—	—	866	—	(1,047)	(181)
Shares purchased under stock purchase plan	(165,040)	—	(1,727)	—	—	(1,727)	—	—	(1,727)
Shares issued upon exercise of warrants	1,999,989	2	13,722	—	—	13,724	—	—	13,724
Shares issued upon exercise of options	19,296	—	—	—	—	—	—	—	—
Transfer of liability awards	—	—	4,847	—	—	4,847	—	—	4,847
WP Transaction	—	—	41,092	7,193	—	48,285	77,679	41,044	167,008
Non-controlling interest contributions	—	—	—	—	—	—	—	250	250
Non-controlling interest distributions	—	—	—	—	—	—	—	(3,939)	(3,939)
Net change in non-controlling interests and other	—	—	(42)	—	—	(42)	—	491	449
Common stock dividends declared	—	—	—	—	(5,759)	(5,759)	—	—	(5,759)
Other comprehensive income (loss), net of tax	—	—	—	(43,937)	—	(43,937)	—	(3,731)	(47,668)
Subsidiary preferred dividends declared	—	—	—	—	(3,384)	(3,384)	—	—	(3,384)
Net income (loss)	—	—	—	—	(4,890)	(4,890)	—	8,451	3,561
Balance at December 31, 2022	36,385,299	$36	$382,645	$(39,429)	$54,113	$397,365	$77,679	$58,529	$533,573

TIPTREE INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders’ Equity
(in thousands, except shares)

	Common stock						Non-controlling interests
	Number of shares	Par value	Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings	Total Tiptree Inc. stockholders’ equity	Fortegra preferred interests	Common interests	Total stockholders' equity
Balance at December 31, 2022	36,385,299	$36	$382,645	$(39,429)	$54,113	$397,365	$77,679	$58,529	$533,573
Amortization of share-based incentive compensation	—	—	5,845	—	—	5,845	—	1,863	7,708
Vesting of share-based incentive compensation	315,881	1	(250)	—	—	(249)	—	(470)	(719)
Shares issued upon exercise of options	55,007	—	—	—	—	—	—	—	—
Non-controlling interest distributions	—	—	(1,751)	—	—	(1,751)	—	(3,208)	(4,959)
Net change in non-controlling interests and other	—	—	(4,250)	—	—	(4,250)	—	905	(3,345)
Common stock dividends declared	—	—	—	—	(7,401)	(7,401)	—	—	(7,401)
Other comprehensive income (loss), net of tax	—	—	—	13,356	—	13,356	—	4,755	18,111
Subsidiary preferred dividends declared	—	—	—	—	(6,400)	(6,400)	—	—	(6,400)
Net income (loss)	—	—	—	—	20,351	20,351	—	19,646	39,997
Balance at December 31, 2023	36,756,187	$37	$382,239	$(26,073)	$60,663	$416,866	$77,679	$82,020	$576,565
(1) Exchange included $1,458 in cash.
(2) Exchange included $181 in cash.

See accompanying notes to consolidated financial statements.

TIPTREE INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(in thousands)

	For the Year Ended December 31,
	2023	2022	2021
Operating Activities:
Net income (loss) attributable to common stockholders	$13,951	$(8,274)	$38,132
Net income (loss) attributable to non-controlling interests	26,046	11,835	5,919
Net income (loss)	39,997	3,561	44,051
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Net realized and unrealized (gains) losses	(24,736)	(69,983)	(151,350)
Net (gain) loss on held for sale of business	—	(3,825)	1,928
Non-cash compensation expense	8,275	9,705	11,130
Amortization/accretion of premiums and discounts	(7,556)	976	2,947
Depreciation and amortization expense	23,466	22,973	24,437
Non-cash lease expense	7,951	9,301	8,924
Deferred provision (benefit) for income taxes	37,024	47,548	17,730
Amortization of deferred financing costs	1,125	1,341	1,607
Change in fair value of liability classified warrants	(1,769)	(939)	—
Other	148	1,137	291
Changes in operating assets and liabilities:
Mortgage loans originated for sale	(876,914)	(2,136,005)	(3,884,533)
Proceeds from the sale of mortgage loans originated for sale	903,354	2,403,223	3,925,984
(Increase) decrease in notes and accounts receivable	(160,501)	(13,227)	(54,378)
(Increase) decrease in reinsurance recoverable	(505,700)	(203,874)	(78,932)
(Increase) decrease in prepaid reinsurance premiums	(175,054)	(91,380)	(73,895)
(Increase) decrease in deferred acquisition costs	(65,404)	(119,552)	(149,943)
(Increase) decrease in other assets	20,921	7,463	(7,065)
Increase (decrease) in unearned premiums	337,622	233,484	263,262
Increase (decrease) in policy liabilities and unpaid claims	277,655	235,490	98,265
Increase (decrease) in deferred revenue	14,613	113,899	135,652
Increase (decrease) in reinsurance payable	238,505	39,528	40,909
Increase (decrease) in other liabilities and accrued expenses	(21,570)	(27,771)	27,295
Net cash provided by (used in) operating activities	71,452	463,073	204,316
Investing Activities:
Purchases of investments	(1,492,227)	(1,197,383)	(1,430,879)
Proceeds from sales and maturities of investments	1,296,337	1,260,594	1,172,044
Purchases of property, plant and equipment	(14,030)	(10,727)	(2,764)
Proceeds from the sale of businesses and other assets	—	742	8,729
Proceeds from notes receivable	117,834	85,435	56,055
Issuance of notes receivable	(132,857)	(114,187)	(77,077)
Business and asset acquisitions, net of cash and deposits	(19,726)	(14,960)	133
Net cash provided by (used in) investing activities	(244,669)	9,514	(273,759)
Financing Activities:
Dividends paid	(13,731)	(7,775)	(5,409)
Cash received for the exercise of warrants	—	13,724	—
Net non-controlling interest (redemptions) contributions and other	(14,783)	(5,590)	(3,532)
Issuance of Fortegra Common Stock	—	98,433	—
Issuance of Fortegra Warrants	—	13,101	—
Issuance of Fortegra Additional Warrants (Warburg)	—	6,230	—
Issuance of Fortegra Preferred Stock	—	83,486	—
Payment of WP Transaction costs	—	(12,910)	—
Payment of debt issuance costs	(1,487)	(1,380)	(114)
Proceeds from borrowings and mortgage notes payable	1,431,526	2,365,320	4,084,299
Principal paydowns of borrowings and mortgage notes payable	(1,288,119)	(2,666,098)	(3,993,364)
Repurchases of common stock and other changes in additional paid-in capital	—	(1,727)	(8,145)
Net cash provided by (used in) financing activities	113,406	(115,186)	73,735
Effect of exchange rate changes on cash	1,525	(1,828)	—
Net increase (decrease) in cash, cash equivalents and restricted cash	(58,286)	355,573	4,292
Cash, cash equivalents and restricted cash – beginning of period	550,847	195,086	195,275
Cash, cash equivalents and restricted cash – beginning of period - held for sale	—	9,360	4,879
Cash, cash equivalents and restricted cash – end of period	492,561	560,019	204,446
Less: Reclassification of cash to held for sale	—	9,172	9,360
Cash, cash equivalents and restricted cash – end of period	$492,561	$550,847	$195,086

TIPTREE INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(in thousands)

	For the Year Ended December 31,
	2023	2022	2021
Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest expense	$26,513	$29,442	$36,885
Cash (received) paid during the period for income taxes	$(15,178)	$2,259	$2,079
Supplemental Schedule of Non-Cash Investing and Financing Activities:
Right of use asset obtained in exchange for lease liability	$3,338	$14,698	$4,281
Bonds and trade receivables exchanged for corporate loans and equity securities	$—	$19,846	$—
Shares issued in exchange for vested subsidiary awards	$—	$866	$107
	As of December 31,
Reconciliation of cash, cash equivalents and restricted cash	2023	2022	2021
Cash and cash equivalents	$468,711	$538,065	$175,718
Restricted cash	23,850	12,782	19,368
Total cash, cash equivalents and restricted cash shown in the statements of cash flows	$492,561	$550,847	$195,086
See accompanying notes to consolidated financial statements.

TIPTREE INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2023
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

On June 21, 2022, the Company closed the WP Transaction whereby Warburg invested $200,000 in Fortegra in exchange for Fortegra Common Stock, Fortegra Preferred Stock, Fortegra Warrants and Fortegra Additional Warrants. See Note (17) Stockholders' Equity for additional information regarding the terms of the securities issued in connection with the closing of the WP Transaction. As of December 31, 2023, Fortegra was owned approximately 79.5% by Tiptree Holdings, 17.5% by Warburg and 3.0% by management and directors of Fortegra, before giving effect to the exercise of outstanding warrants and the conversion of outstanding preferred stock.

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
December 31, 2023
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
December 31, 2023
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

The Fortegra Additional Warrants (Warburg) are classified as a derivative liability given that (i) the holder can exercise the warrant for a variable number of shares and (ii) and the value of the warrant varies inversely with the value of Fortegra’s common stock. As such, the derivative liability is marked to fair value at each reporting period and its change in fair value is recorded in other expenses. See Note (10) Derivative Financial Instruments and Hedging, Note (12) Fair Value of Financial Instruments and Note (17) Stockholders' Equity for additional information.

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

Grants of restricted stock units (RSUs) and options are accounted for as equity based upon their expected settlement method. The Company recognizes the cost of such awards over the vesting period using the straight-line method and uses the graded-

TIPTREE INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2023
(in thousands, except share data)

vesting method to recognize compensation expense for the performance vesting RSUs. Compensation expense will be recognized to the extent that it is probable that the performance condition will be achieved. The Company reassesses the probability of satisfaction of the performance condition for the performance vesting RSUs for each reporting period.

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

See Note (22) Earnings Per Share, for EPS computations.

Investments

The Company records all investment transactions on a trade‑date basis. Realized gains (losses) are determined using the specific-identification method. The Company classifies its investments in debt securities as available for sale, trading or held-to-maturity based on the Company’s intent and ability to hold the debt security to maturity. The Company did not have any held-to-maturity securities at December 31, 2023 and 2022. See Note (6) Investments.

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

TIPTREE INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2023
(in thousands, except share data)

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

Other Investments

Corporate Bonds

Corporate bonds are generally classified under Level 2 in the fair value hierarchy and fair value is based on quoted market prices. We perform internal price verification procedures to ensure that the prices provided are reasonable.

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

TIPTREE INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2023
(in thousands, except share data)

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

The Company concluded during its annual impairment testing its remaining two vessels were partially impaired as of December 31, 2023. The Company had no impairment as of year ended 2022. As of December 31, 2023, all remaining tanker and dry-bulk vessels had been sold. See Note (4) Dispositions and Assets and Liabilities Held for Sale.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash on hand, cash held in banks, money market funds, and all highly liquid investments of sufficient credit quality purchased with an initial maturity of three months or less to be cash equivalents, including U.S. and foreign government securities.

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

Retrospective commissions receivable, Trust receivables and Other receivables

TIPTREE INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2023
(in thousands, except share data)

Retrospective commissions receivable, trust receivables and other receivables are primarily trade receivables from the insurance business that are carried net of allowance at their approximate fair value.

Reinsurance Recoverable & Prepaid Reinsurance Premiums

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

Deferred Acquisition Costs

The Company defers certain costs of acquiring new and renewal insurance policies and other products as follows within the Company’s insurance business. Amortization of deferred acquisition costs was $583,589, $479,125, and $375,052 for the years ended December 31, 2023, 2022 and 2021, respectively.

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

The Company evaluates whether all deferred acquisition costs are recoverable at year end, and considers investment income in the recoverability analysis for insurance policy related deferred acquisition costs. As a result of the Company’s evaluations, no write-offs for unrecoverable deferred acquisition costs were recognized during the years ended December 31, 2023, 2022 and 2021.

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
December 31, 2023
(in thousands, except share data)

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

Unearned Premiums

Premiums written are earned over the life of the respective policy using pro rata, Rule of 78’s, modified Rule of 78’s, or other methods as appropriate for the contract. Unearned premiums represent the portion of premiums that will be earned in the future. A premium deficiency reserve is recorded if anticipated losses, loss adjustment expenses, deferred acquisition costs and policy maintenance costs exceed the recorded unearned premium reserve and anticipated investment income. As of December 31, 2023 and 2022, no deficiency reserves were recorded.

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

TIPTREE INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2023
(in thousands, except share data)

liabilities based on our actual experience. The Company has not made any changes to its methodologies for determining unpaid claims reserves in the periods presented.

In accordance with applicable statutory insurance company regulations, the Company’s recorded unpaid claims reserves are evaluated by appointed independent third-party actuaries, who perform this function in compliance with the Standards of Practice and Codes of Conduct of the American Academy of Actuaries. The independent actuaries perform their actuarial analyses annually and prepare opinions, statements, and reports documenting their determinations. For December 31, 2023 and 2022, our appointed independent third-party actuaries found the Company’s reserves to be adequate.

Deferred Revenue

Deferred revenues represent the portion of income that will be earned in the future attributable to motor club memberships and non-insurance service contracts that are earned over the respective contract periods using pro rata, Rule of 78’s, modified Rule of 78’s, or other methods as appropriate for the contract. A deficiency reserve would be recorded if anticipated contract benefits, deferred acquisition costs and contract service costs exceed the recorded deferred revenues and anticipated investment income. As of December 31, 2023 and 2022, no deficiency reserves were recorded.

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

Revenue Recognition

The Company earns revenues from a variety of sources:

Earned Premiums, Net

Net earned premium is from direct and assumed earned premium consisting of revenue generated from the direct sale of insurance policies by the Company’s distributors and premiums written for insurance policies by another carrier and assumed by the Company. Whether direct or assumed, the premium is earned over the life of the respective policy using methods appropriate to the pattern of losses for the type of business. Methods used include the Rule of 78's, modified Rule of 78’s, pro rata, and other actuarial methods. Management selects the appropriate method based on available information, and periodically reviews the selections as additional information becomes available. Direct and assumed premiums are offset by premiums ceded to the Company’s reinsurers, including producer owned reinsurance companies (PORCs), earned in the same manner. The amount ceded is proportional to the amount of risk assumed by the reinsurer.

Service and Administrative Fees

The Company earns service and administrative fees from a variety of activities. Such fees are typically positively correlated with transaction volume and are recognized as revenue as they become both realized and earned.

Service and administrative fees are generated from non-insurance programs including warranty service contracts, motor clubs and other services. Service and administrative fees are recognized consistent with the earnings recognition pattern of the underlying insurance policies, debt cancellation contracts and motor club memberships being administered, using pro rata, Rule of 78’s, modified Rule of 78’s, or other methods as appropriate for the contract. Management selects the appropriate method based on available information, and periodically reviews the selections as additional information becomes available.

In addition, ceding fees paid by our reinsurers on ceded insurance premiums are recorded on an earned basis. These fees reimburse us for administrative, underwriting, and acquisition expenses. These fees are earned in subsequent periods over the remaining term of the policy.

Ceding Commissions

Ceding commissions earned under reinsurance agreements are based on contractual formulas that take into account, in part,

TIPTREE INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2023
(in thousands, except share data)

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

Policy and Contract Benefits

Member Benefit Claims

Member benefit claims represent claims paid on behalf of contract holders directly to third-party providers for roadside assistance as well as warranty and service contracts for the repair or replacement of covered products. Claims can also be paid directly to contract holders as a reimbursement payment, provided supporting documentation of loss is submitted to the Company. Claims are recognized as expense when incurred.

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
December 31, 2023
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
2021-08, Business Combinations (Topic 805) - Accounting for Contract Assets and Contract Liabilities from Contracts with Customers
This standard addresses diversity in practice and inconsistency related to recognition of an acquired contract liability, and payment terms and their effect on subsequent revenue recognized by the acquirer. This standard is effective for annual periods beginning after December 15, 2023, including interim periods within those fiscal years. Entities should apply the provisions of the new standard prospectively to business combinations occurring on or after the effective date of the standard. Early adoption is permitted, including in an interim period. The Company early adopted this standard and applied it to all 2022 business combinations.
		January 1, 2022	The adoption of the standard did not materially impact the Company’s consolidated financial statements.
2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes	The standard eliminates the need for an organization to analyze whether the following apply in a given period (1) exception to the incremental approach for intraperiod tax allocation, (2) exceptions to accounting for basis differences when there are ownership changes in foreign investments and (3) exceptions in interim period income tax accounting for year-to-date losses that exceed anticipated losses. The ASU also is designed to improve financial statement preparers’ application of income tax-related guidance and simplify GAAP for (1) franchise taxes that are partially based on income, (2) transactions with a government that result in a step-up in the tax basis of goodwill, (3) separate financial statements of legal entities that are not subject to tax, and (4) enacted changes in tax laws in interim periods.	January 1, 2021
The standard makes changes to areas of tax accounting for transactions and situations which do not currently apply to the Company’s activity, so the adoption of the standard has not had an impact the Company’s financial statements.

TIPTREE INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2023
(in thousands, except share data)

Recently Issued Accounting Pronouncements, Not Yet Adopted

Accounting Standard Update	Description	Adoption Date	Impact on Financial Statements
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
2023-07 (Topic 280) Improvements to Reportable Segment Disclosures
In November 2023, the Financial Accounting Standards Board (FASB) issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (ASU 2023-07), which requires an enhanced disclosure of significant segment expenses on an annual and interim basis. This guidance will be effective for the annual periods beginning the year ended December 31, 2024, and for interim periods beginning January 1, 2025. Early adoption is permitted. Upon adoption, the guidance should be applied retrospectively to all prior periods presented in the financial statements.
		The amendments in this update are effective for annual periods beginning after December 31, 2024.	The Company does not expect the adoption of this guidance to have a material impact on our consolidated financial statements
2023-09, Income Taxes (Topic 740) Improvements to Income Tax Disclosures
The amendments in this Accounting Standards Update enhance the transparency and decision usefulness of income tax disclosures. Investors, lenders, creditors, and other allocators of capital (collectively, “investors”) indicated that the existing income tax disclosures should be enhanced to provide information to better assess how an entity’s operations and related tax risks and tax planning and operational opportunities affect its tax rate and prospects for future cash flows. Investors currently rely on the rate reconciliation table and other disclosures, including total income taxes paid, to evaluate income tax risks and opportunities. While investors find these disclosures helpful, they suggested possible enhancements to better (1) understand an entity’s exposure to potential changes in jurisdictional tax legislation and the ensuing risks and opportunities, (2) assess income tax information that affects cash flow forecasts and capital allocation decisions, and (3) identify potential opportunities to increase future cash flows.
		The amendments in this update are effective for annual periods beginning after December 15, 2024.	The Company is evaluating timing on when to adopt the guidance when it is applicable.

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
December 31, 2023
(in thousands, except share data)

(4) Dispositions and Assets and Liabilities Held for Sale

Dispositions

As of December 31, 2023, all remaining tanker and dry-bulk vessels had been sold. During the year ended December 31, 2022, the Company completed the sale of three dry bulk vessels and two product tankers from its maritime shipping operations. The Company recognized a net gain of $34,803, based on proceeds of $116,678 plus final settlement of assets. The transactions did not meet the requirements to be classified as discontinued operations.

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
Luxury’s earnings had no impact on net income (loss) attributable to common stockholders for the years ended December 31, 2023, 2022 and 2021.

(5) Operating Segment Data

Tiptree is a holding company that allocates capital across a broad spectrum of businesses, assets and other investments. Tiptree’s principal operating subsidiary, Fortegra, is a leading provider of specialty insurance, service contract products and related service solutions. Based on the quantitative analysis performed related to Accounting Standard Codification (“ASC”) 280, Segment Reporting, our reportable segments are Insurance and Mortgage. We refer to our non-insurance operations, assets and other investments, comprised of our Mortgage reportable segment and our non-reportable operating segments and other business activities, as Tiptree Capital. Corporate activities include holding company interest expense, employee compensation and benefits, and other expenses.

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

Other includes our remaining maritime shipping operations, asset management, other investments (including our Invesque shares), and Luxury mortgage operations (deconsolidated effective as of July 1, 2022).

The tables below present the components of revenue, expense, income (loss) before taxes, and assets for our reportable segments as well as Tiptree Capital - Other for the following periods:

TIPTREE INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2023
(in thousands, except share data)

	For the Year Ended December 31, 2023
		Tiptree Capital
	Insurance	Mortgage	Other	Total
Total revenue	$1,593,070	$53,864	$2,097	$1,649,031
Total expense	(1,463,254)	(57,149)	(5,361)	(1,525,764)
Corporate expense	—	—	—	(40,214)
Income (loss) before taxes	$129,816	$(3,285)	$(3,264)	$83,053
Less: provision (benefit) for income taxes				43,056
Net income (loss)				$39,997
Less: net income (loss) attributable to non-controlling interests				26,046
Net income (loss) attributable to common stockholders				$13,951

	For the Year Ended December 31, 2022
		Tiptree Capital
	Insurance	Mortgage	Other	Total
Total revenues	$1,248,796	$70,246	$78,710	$1,397,752
Total expenses	(1,180,646)	(69,372)	(47,307)	(1,297,325)
Corporate expenses	—	—	—	(46,416)
Income (loss) before taxes	$68,150	$874	$31,403	$54,011
Less: provision (benefit) for income taxes				50,450
Net income (loss)				$3,561
Less: net income (loss) attributable to non-controlling interests				11,835
Net income (loss) attributable to common stockholders				$(8,274)

	For the Year Ended December 31, 2021
		Tiptree Capital
	Insurance	Mortgage	Other	Total
Total revenues	$984,130	$111,295	$105,089	$1,200,514
Total expenses	(914,273)	(82,888)	(87,879)	(1,085,040)
Corporate expenses	—	—	—	(50,132)
Income (loss) before taxes	$69,857	$28,407	$17,210	$65,342
Less: provision (benefit) for income taxes				21,291
Net income (loss)				$44,051
Less: net income (loss) attributable to non-controlling interests				5,919
Net income (loss) attributable to common stockholders				$38,132

The Company conducts its operations primarily in the U.S. with 6.0%, 8.8%, and 7.2% of total revenues generated overseas for the years ended December 31, 2023, 2022 and 2021, respectively.

The following table presents the reportable segments, Tiptree Capital - Other and Corporate assets for the following periods:

	As of December 31, 2023					As of December 31, 2022
		Tiptree Capital					Tiptree Capital
	Insurance	Mortgage	Other	Corporate	Total	Insurance	Mortgage	Other	Corporate	Total
Total assets	$4,835,685	$160,147	$126,624	$16,857	$5,139,313	$3,702,577	$156,122	$86,402	$94,462	$4,039,563

TIPTREE INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2023
(in thousands, except share data)

(6) Investments

The following table presents the Company's investments related to insurance operations and other Tiptree investing activities, measured at fair value as of the following periods:

	As of December 31, 2023
		Tiptree Capital
	Insurance	Mortgage	Other	Total
Available for sale securities, at fair value, net of allowance for credit losses	$772,135	$—	$30,474	$802,609
Loans, at fair value	11,218	58,338	—	69,556
Equity securities	27,113	—	41,195	68,308
Other investments	106,760	3,931	397	111,088
Total investments	$917,226	$62,269	$72,066	$1,051,561

	As of December 31, 2022
		Tiptree Capital
	Insurance	Mortgage	Other	Total
Available for sale securities, at fair value, net of allowance for credit losses	$611,980	$—	$—	$611,980
Loans, at fair value	14,312	50,531	—	64,843
Equity securities	72,992	—	12,784	85,776
Other investments	66,163	4,038	2,824	73,025
Total investments	$765,447	$54,569	$15,608	$835,624

Available for Sale Securities, at fair value

A majority of the Company’s investments in Available for Sale Securities, at fair value, net of allowance for credit losses (AFS securities) as of December 31, 2023 and 2022 are held by subsidiaries in the insurance segment. The following tables present the Company's investments in AFS securities:

	As of December 31, 2023
	Amortized cost	Allowance for credit losses(1)	Gross unrealized gains	Gross unrealized losses	Fair value
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$496,731	$—	$515	$(27,161)	$470,085
Obligations of state and political subdivisions	48,762	(1)	51	(3,353)	45,459
Corporate securities	260,961	(73)	2,445	(8,735)	254,598
Asset backed securities	29,275	(10)	3	(3,082)	26,186
Certificates of deposit	1,724	—	—	—	1,724
Obligations of foreign governments	4,705	—	—	(148)	4,557
Total	$842,158	$(84)	$3,014	$(42,479)	$802,609

	As of December 31, 2022
	Amortized cost	Allowance for credit losses(1)	Gross unrealized gains	Gross unrealized losses	Fair value
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$417,278	$—	$844	$(36,062)	$382,060
Obligations of state and political subdivisions	54,390	(3)	4	(4,937)	49,454
Corporate securities	176,187	(183)	1	(14,006)	161,999
Asset backed securities	19,596	(1)	—	(4,246)	15,349
Certificates of deposit	756	—	—	—	756
Obligations of foreign governments	2,629	(3)	—	(264)	2,362
Total	$670,836	$(190)	$849	$(59,515)	$611,980

TIPTREE INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2023
(in thousands, except share data)

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

	As of
	December 31, 2023		December 31, 2022
	Amortized cost	Fair value	Amortized cost	Fair value
Due in one year or less	$247,613	$246,489	$52,265	$51,315
Due after one year through five years	318,763	307,423	300,767	280,965
Due after five years through ten years	46,377	39,221	54,419	49,465
Due after ten years	200,130	183,290	243,789	214,887
Asset backed securities	29,275	26,186	19,596	15,348
Total	$842,158	$802,609	$670,836	$611,980

The following tables present the gross unrealized losses on AFS securities by length of time that individual AFS securities have been in a continuous unrealized loss position for less than twelve months, and twelve months or greater and do not have an allowance for credit losses:

	As of December 31, 2023
	Less Than or Equal to One Year			More Than One Year
	Fair value	Gross unrealized losses	# of Securities(1)	Fair value	Gross unrealized losses	# of Securities(1)
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$109,011	$(6,522)	459	$185,950	$(20,639)	480
Obligations of state and political subdivisions	537	(53)	43	39,319	(3,300)	131
Corporate securities	83,747	(4,881)	868	57,679	(3,854)	148
Asset backed securities	2,187	(259)	54	23,999	(2,823)	129
Certificates of deposit	—	—	—	—	—	—
Obligations of foreign governments	2,904	—	3	1,653	(148)	7
Total	$198,386	$(11,715)	1,427	$308,600	$(30,764)	895

	As of December 31, 2022
	Less Than or Equal to One Year			More Than One Year
	Fair value	Gross unrealized losses	# of Securities(1)	Fair value	Gross unrealized losses	# of Securities(1)
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$164,593	$(9,357)	354	$186,591	$(26,705)	385
Obligations of state and political subdivisions	25,507	(1,076)	97	20,219	(3,861)	78
Corporate securities	45,016	(1,446)	176	114,683	(12,560)	417
Asset backed securities	10,298	(3,642)	46	5,051	(604)	34
Obligations of foreign governments	309	(1)	1	2,054	(263)	8
Total	$245,723	$(15,522)	674	$328,598	$(43,993)	922
(1)    Presented in whole numbers.

Management believes that it is more likely than not that the Company will be able to hold the fixed maturity AFS securities that were in an unrealized loss position as of December 31, 2023 until full recovery of their amortized cost basis.

TIPTREE INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2023
(in thousands, except share data)

The table below presents a roll-forward of the activity in the allowance for credit losses on AFS securities by type as of December 31, 2023:

	Obligations of state and political subdivisions	Corporate securities	Asset backed securities	Obligations of foreign governments	Total
Balance at December 31, 2021	$—	$(241)	$—	$(4)	$(245)
(Increase) in allowance for credit losses	(3)	(69)	(1)	(1)	(74)
Gains from recoveries of amounts previously written off	—	127	—	2	129
Balance at December 31, 2022	$(3)	$(183)	$(1)	$(3)	$(190)
(Increase) in allowance for credit losses	—	(33)	(10)	—	(43)
Additions for AFS securities purchased with credit deterioration during the year	—	(2)	—	—	(2)
Reduction in credit losses due to AFS securities sold during the year	—	1	—	—	1
Gains from recoveries of amounts previously written off	2	144	1	3	150
Balance at December 31, 2023	$(1)	$(73)	$(10)	$—	$(84)

The Company applies a discounted cash flow model, based on assumptions and model outputs provided by an investment management company, in determining its lifetime expected credit losses on AFS securities. This includes determining the present value of expected future cash flows discounted at the book yield of the security.

The table below presents the amount of gains from recoveries (credit losses) on AFS securities recorded by the Company for the following period:

	For the Year Ended December 31,
	2023	2022	2021
Net gains from recoveries (credit losses) on AFS securities	106	55	(245)

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

	As of December 31,
	2023	2022
Fair value of restricted investments in trust pursuant to reinsurance agreements	$49,735	$34,386
Fair value of restricted investments for special deposits required by state insurance departments	16,694	16,816
Total fair value of restricted investments	$66,429	$51,202

The following table presents additional information on the Company’s AFS securities:

	For the Year Ended December 31,
	2023	2022	2021
Purchases of AFS securities	$622,045	$233,541	$368,913

Proceeds from maturities, calls and prepayments of AFS securities	$370,586	$77,703	$68,923

Gross proceeds from sales of AFS securities	$89,906	$63,066	$86,981

The following table presents the gross realized gains and gross realized losses from sales and redemptions of AFS securities:

TIPTREE INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2023
(in thousands, except share data)

	For the Year Ended December 31,
	2023	2022	2021
Gross realized gains	$225	$1,543	$661
Gross realized (losses)	(3,056)	(184)	(23)
Total net realized gains (losses) from investment sales and redemptions	$(2,831)	$1,359	$638

Loans, at fair value

The following table presents the Company’s investments in loans measured at fair value and the Company’s investments in loans measured at fair value pledged as collateral:

	As of December 31, 2023				As of December 31, 2022
	Fair value	Unpaid principal balance (UPB)	Fair value exceeds / (below) UPB	Pledged as collateral	Fair value	Unpaid principal balance (UPB)	Fair value exceeds / (below) UPB	Pledged as collateral
Insurance:
Corporate loans (1)	$11,218	$14,671	$(3,453)	$—	$14,312	$16,032	$(1,720)	$—
Mortgage:
Mortgage loans held for sale (2)	58,338	56,481	1,857	57,248	50,531	49,361	1,170	50,113
Total loans, at fair value	$69,556	$71,152	$(1,596)	$57,248	$64,843	$65,393	$(550)	$50,113
(1)    The cost basis of Corporate loans was approximately $14,671 and $16,032 at December 31, 2023 and 2022, respectively.
(2)    As of December 31, 2023, there were three mortgage loans held for sale that were 90 days or more past due. As of December 31, 2022, there were no mortgage loans held for sale that were 90 days or more past due.

Equity Securities

Equity securities consist mainly of publicly traded common and preferred stocks and fixed income exchange traded funds. Included within the equity securities balance are 16.98 million shares of Invesque as of December 31, 2023 and 2022, for which the Company has elected to apply the fair value option. The following table presents information on the cost and fair value of the Company’s equity securities related to Insurance and Tiptree Capital as of the following periods:

	As of December 31, 2023
	Insurance		Tiptree Capital - Other		Total
	Cost	Fair Value	Cost	Fair Value	Cost	Fair Value
Invesque	$23,339	$719	$111,490	$3,442	$134,829	$4,161
Fixed income exchange traded funds	1,339	1,349	—	—	1,339	1,349
Other equity securities	22,741	25,045	29,942	37,753	52,683	62,798
Total equity securities	$47,419	$27,113	$141,432	$41,195	$188,851	$68,308

	As of December 31, 2022
	Insurance		Tiptree Capital - Other		Total
	Cost	Fair Value	Cost	Fair Value	Cost	Fair Value
Invesque	$23,339	$2,670	$111,491	$12,784	$134,830	$15,454
Fixed income exchange traded funds	56,263	56,256	—	—	56,263	56,256
Other equity securities	15,773	14,066	—	—	15,773	14,066
Total equity securities	$95,375	$72,992	$111,491	$12,784	$206,866	$85,776

TIPTREE INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2023
(in thousands, except share data)

Other Investments

The following table contains information regarding the Company’s other investments as of the following periods:

	As of December 31, 2023
		Tiptree Capital
	Insurance	Mortgage	Other	Total
Corporate bonds, at fair value (1)	$62,081	$—	$—	$62,081
Debentures	25,648	—	—	25,648
Investment in credit fund	11,830	—	—	11,830
Other	7,201	3,931	397	11,529
Total other investments	$106,760	$3,931	$397	$111,088

	As of December 31, 2022
		Tiptree Capital
	Insurance	Mortgage	Other	Total
Corporate bonds, at fair value (1)	$42,080	$—	$—	$42,080
Debentures	23,853	—	—	23,853
Other	230	4,038	2,824	7,092
Total other investments	$66,163	$4,038	$2,824	$73,025

(1)    The cost basis of corporate bonds was $59,315 and $45,630 as of December 31, 2023 and 2022, respectively.

Net Investment Income - Insurance

Net investment income represents investment income and expense from investments related to insurance operations as disclosed within net investment income on the consolidated statements of operations. The following table presents the components of net investment income by source of income:

	For the Year Ended December 31,
	2023	2022	2021
Interest:
AFS securities	$22,783	$11,262	$7,153
Loans, at fair value	716	780	802
Other investments	8,311	5,346	5,792
Dividends from equity securities	1,398	1,398	7,355
Subtotal	33,208	18,786	21,102
Less: investment expenses	6,534	6,567	3,206
Net investment income	$26,674	$12,219	$17,896

Other Investment Income - Tiptree Capital
Other investment income represents revenue from non-insurance activities as disclosed within other revenue on the consolidated statements of operations, see Note (16) Other Revenue and Other Expenses. The following tables present the components of other investment income by type:

	For the Year Ended December 31,
	2023	2022	2021
Interest income from Loans, at fair value (1)	$3,111	$5,384	$7,184
Loan fee income (1)	16,449	18,132	21,834
Other	4,703	30,144	35,562
Other investment income	$24,263	$53,660	$64,580
(1)    Includes income related to Loans at fair value classified as Held for Sale for the periods prior to July 1, 2022.

TIPTREE INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2023
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

	For the Year Ended December 31,
	2023	2022	2021
Net realized gains (losses)
Insurance:
Reclass of unrealized gains (losses) on AFS securities from OCI	$(2,830)	$1,359	$638
Net gains from recoveries (credit losses) on AFS securities	106	55	(245)
Net realized gains (losses) on loans	(2,826)	(1,505)	(389)
Net realized gains (losses) on equity securities	(2,937)	(4,231)	(10,434)
Net realized gains (losses) on corporate bonds	(3,065)	(3,542)	3,917
Other	993	(2,432)	1,346
Tiptree Capital
Mortgage:
Net realized gains (losses) on loans	39,288	38,608	91,538
Other	1,413	16,942	2,165
Other:
Net realized gains (losses) on loans (1)	—	24,403	61,312
Net realized gains on vessel sales	—	34,803	—
Other	—	761	1,632
Total net realized gains (losses)	$30,142	$105,221	151,480

Net unrealized gains (losses)
Insurance:
Net change in unrealized gains (losses) on loans	$(1,733)	$117	1,330
Net unrealized gains (losses) on equity securities held at period end	923	(6,462)	12,445
Reclass of unrealized (gains) losses from prior periods for equity securities sold	357	(142)	(814)
Other	6,805	(3,564)	(9,800)
Tiptree Capital
Mortgage:
Net change in unrealized gains (losses) on loans	687	(2,049)	(1,127)
Other	(7,156)	(2,156)	(268)
Other:
Net change in unrealized gains (losses) on loans (1)	—	(4,513)	815
Net unrealized gains (losses) on equity securities held at period end	(1,531)	(16,015)	3,090
Other	(3,758)	(454)	(5,801)
Total net unrealized gains (losses)	(5,406)	(35,238)	(130)
Total net realized and unrealized gains (losses)	$24,736	$69,983	$151,350
(1)    Relates to Loans, at fair value classified as Held for Sale for the periods prior to July 1, 2022.

TIPTREE INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2023
(in thousands, except share data)

(7) Notes and Accounts Receivable, net

The following table presents the total notes and accounts receivable, net:

	As of December 31,
	2023	2022
Accounts and premiums receivable, net	$260,383	$142,011
Retrospective commissions receivable	250,788	191,092
Notes receivable, net	134,131	121,419
Other receivables	39,306	47,789
Total notes and accounts receivable, net	$684,608	$502,311

The following table presents the total valuation allowance and bad debt expense for the following periods:

	Valuation allowance		Bad Debt Expense
	As of December 31,		For the Year Ended December 31,
	2023	2022	2023	2022	2021
Notes receivable, net - premium financing program (1)	$46	$85	$119	$141	$274

Accounts and premiums receivable, net	$66	$94	$18	$56	$33
(1)    As of December 31, 2023 and 2022, there were $219 and $168 in balances classified as 90 days plus past due, respectively.

(8) Reinsurance Recoverable and Prepaid Reinsurance Premiums

The following table presents the effect of reinsurance on premiums written and earned by our insurance business for the following periods:

	Direct Amount	Ceded to Other Companies	Assumed from Other Companies	Net Amount	Percentage of Amount - Assumed to Net
As of December 31, 2023
Life insurance in force	$5,909,645	$2,806,307	$—	$3,103,338

For the Year Ended December 31, 2023
Premiums written:
Life insurance	$80,597	$40,925	$289	$39,961	0.7%
Accident and health insurance	131,006	89,627	6,176	47,555	13.0%
Property and liability insurance	1,684,907	935,077	482,602	1,232,432	39.2%
Total premiums written	$1,896,510	$1,065,629	$489,067	$1,319,948	37.1%

Premiums earned:
Life insurance	$82,514	$41,248	$274	$41,540	0.7%
Accident and health insurance	137,868	94,905	6,215	49,178	12.6%
Property and liability insurance	1,407,659	768,762	398,219	1,037,116	38.4%
Total premiums earned	$1,628,041	$904,915	$404,708	$1,127,834	35.9%

TIPTREE INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2023
(in thousands, except share data)

	Direct Amount	Ceded to Other Companies	Assumed from Other Companies	Net Amount	Percentage of Amount - Assumed to Net
As of December 31, 2022
Life insurance in force	$6,139,755	$2,892,889	$—	$3,246,866

For the Year Ended December 31, 2022
Premiums written:
Life insurance	$88,430	$41,218	$193	$47,405	0.4%
Accident and health insurance	142,132	96,923	7,519	52,728	14.3%
Property and liability insurance	1,284,543	661,871	366,585	989,257	37.1%
Total premiums written	$1,515,105	$800,012	$374,297	$1,089,390	34.4%

Premiums earned:
Life insurance	$82,730	$41,359	$522	$41,893	1.2%
Accident and health insurance	141,662	96,725	7,734	52,671	14.7%
Property and liability insurance	1,090,744	582,711	302,168	810,201	37.3%
Total premiums earned	$1,315,136	$720,795	$310,424	$904,765	34.3%

As of December 31, 2021
Life insurance in force	$5,921,446	$3,068,761	$—	$2,852,685

For the Year Ended December 31, 2021
Premiums written:
Life insurance	$91,865	$46,920	$808	$45,753	1.8%
Accident and health insurance	146,256	100,717	5,790	51,329	11.3%
Property and liability insurance	1,141,979	558,471	214,150	797,658	26.8%
Total premiums written	$1,380,100	$706,108	$220,748	$894,740	24.7%

Premiums earned:
Life insurance	74,151	39,881	1,194	35,464	3.4%
Accident and health insurance	126,501	85,457	7,219	48,263	15.0%
Property and liability insurance	902,439	504,785	204,171	601,825	33.9%
Total premiums earned	$1,103,091	$630,123	$212,584	$685,552	31.0%

The following table presents the components of policy and contract benefits, including the effect of reinsurance on losses and loss adjustment expenses (LAE) incurred:

Direct Amount	Ceded to Other Companies	Assumed from Other Companies	Net Amount	Percentage of Amount - Assumed to Net

TIPTREE INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2023
(in thousands, except share data)

For the Year Ended December 31, 2023
Losses and LAE Incurred
Life insurance	$46,595	$25,120	$122	$21,597	0.6%
Accident and health insurance	23,694	17,867	5,608	11,435	49.0%
Property and liability insurance	647,840	438,953	240,587	449,474	53.5%
Total losses and LAE incurred	$718,129	$481,940	$246,317	$482,506	51.0%
	Member benefit claims (1)			119,288
	Total policy and contract benefits			$601,794
For the Year Ended December 31, 2022
Losses and LAE Incurred
Life insurance	$52,186	$28,214	$504	$24,476	2.1%
Accident and health insurance	29,221	21,860	6,780	14,141	47.9%
Property and liability insurance	447,294	307,052	182,742	322,984	56.6%
Total losses and LAE incurred	$528,701	$357,126	$190,026	$361,601	52.6%
	Member benefit claims (1)			91,004
	Total policy and contract benefits			$452,605
For the Year Ended December 31, 2021
Losses and LAE Incurred
Life insurance	$59,526	$34,030	$869	$26,365	3.3%
Accident and health insurance	21,509	18,091	2,225	5,643	39.4%
Property and liability insurance	354,308	239,678	106,835	221,465	48.2%
Total losses and LAE incurred	$435,343	$291,799	$109,929	$253,473	43.4%
	Member benefit claims (1)			73,539
	Total policy and contract benefits			$327,012
(1) Member benefit claims are not covered by reinsurance.

The following table presents the components of the reinsurance recoverable:

	As of December 31,
	2023	2022
Ceded claim reserves:
Life insurance	$4,733	$3,965
Accident and health insurance	22,660	19,408
Property and liability insurance	420,894	243,726
Total ceded claim reserves recoverable	448,287	267,099
Other reinsurance settlements recoverable	505,599	183,521
Total reinsurance recoverable	$953,886	$450,620

The following table presents the components of prepaid reinsurance premiums:

	As of December 31,
	2023	2022
Prepaid reinsurance premiums:
Life insurance (1)	$74,815	$75,553
Accident and health insurance (1)	76,440	81,718
Property and liability insurance	749,269	568,199
Total prepaid reinsurance premiums	$900,524	$725,470
(1)    Including policyholder account balances ceded.
The following table presents the aggregate amount included in reinsurance receivables that is comprised of the three largest receivable balances from non-affiliated reinsurers:

As of
December 31, 2023
Total of the three largest receivable balances from non-affiliated reinsurers	$235,672

TIPTREE INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2023
(in thousands, except share data)

As of December 31, 2023, the non-affiliated reinsurers from whom our insurance business has the largest receivable balances were: Accelerant Specialty Insurance Company (A.M. Best Rating: A- rated), Allianz Global Corporate & Specialty SE (A.M. Best Rating: A+ rated), and Homesite Insurance Company (A.M. Best Rating: A rated). A majority of the related receivables from these reinsurers are collateralized by assets on hand and letters of credit; receivable balances from authorized reinsurers do not require collateral. Allianz Global Corporate & Specialty SE is an authorized reinsurer in the states in which Fortegra’s U.S. based insurance entities are domiciled. The Company monitors authorization status, financial statements and A.M. Best ratings of its reinsurers periodically. As of December 31, 2023, the Company does not believe there is a risk of loss due to the concentration of credit risk in the reinsurance program given the collateralization.

(9) Goodwill and Intangible Assets, net

The following table presents identifiable finite and indefinite-lived intangible assets, accumulated amortization, and goodwill by operating segment and/or reporting unit, as appropriate:

	As of December 31, 2023			As of December 31, 2022
Finite-Lived Intangible Assets:	Insurance	Other	Total	Insurance	Other	Total

Customer relationships	$162,844	$—	$162,844	$149,835	$—	$149,835
Accumulated amortization	(74,776)	—	(74,776)	(60,401)	—	(60,401)
Trade names	16,227	800	17,027	15,028	800	15,828
Accumulated amortization	(8,452)	(680)	(9,132)	(7,039)	(600)	(7,639)
Software licensing	17,372	640	18,012	12,386	640	13,026
Accumulated amortization	(9,891)	(640)	(10,531)	(9,084)	(640)	(9,724)
Insurance policies and contracts acquired	36,500	—	36,500	36,500	—	36,500
Accumulated amortization	(36,500)	—	(36,500)	(36,374)	—	(36,374)
Other	1,088	—	1,088	751	—	751
Accumulated amortization	(536)	—	(536)	(276)	—	(276)
Total finite-lived intangible assets	103,876	120	103,996	101,326	200	101,526
Indefinite-Lived Intangible Assets: (1)
Insurance licensing agreements	13,761	—	13,761	13,761	—	13,761
Other	—	1,000	1,000	—	1,728	1,728
Total indefinite-lived intangible assets	13,761	1,000	14,761	13,761	1,728	15,489
Total intangible assets, net	$117,637	$1,120	$118,757	$115,087	$1,928	$117,015

Goodwill	204,447	1,708	206,155	184,900	1,708	186,608
Total goodwill and intangible assets, net	$322,084	$2,828	$324,912	$299,987	$3,636	$303,623
(1)    Impairment tests are performed at least annually on indefinite-lived intangible assets.

Goodwill

The following table presents the activity in goodwill, by operating segment and/or reporting unit, as appropriate, and includes the adjustments made to the balance of goodwill to reflect the effect of the final valuation adjustments made for acquisitions, as well as the reduction to any goodwill attributable to impairment related charges:

	Insurance	Other	Total
Balance at December 31, 2021	$177,395	$1,708	$179,103
Goodwill acquired (1)	8,112	—	8,112
Foreign currency translation and other	(607)	—	(607)
Balance at December 31, 2022	$184,900	$1,708	$186,608
Goodwill acquired (1)	18,359	—	18,359
Foreign currency translation and other	1,188	—	1,188
Balance at December 31, 2023	$204,447	$1,708	$206,155
(1)    See Note (3) Acquisitions for more information.

The Company conducts annual impairment tests of its goodwill as of October 1. For the years ended December 31, 2023, 2022 and 2021, no impairments were recorded on the Company’s goodwill. There is no accumulated impairment recorded in the goodwill balance as of December 31, 2023 or 2022.

TIPTREE INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2023
(in thousands, except share data)

Intangible Assets, net

The following table presents the activity, by operating segment and/or reporting unit, as appropriate, in finite and indefinite-lived other intangible assets and includes the adjustments made to the balance to reflect the effect of any final valuation adjustments made for acquisitions, as well as any reduction attributable to impairment-related charges:

	Insurance	Other	Total
Balance at December 31, 2021	$121,308	$1,450	$122,758
Intangible assets acquired (1)	10,964	604	11,568
Amortization expense	(16,229)	(126)	(16,355)
Foreign currency translation and other	(956)	—	(956)
Balance at December 31, 2022	$115,087	$1,928	$117,015
Intangible assets acquired (1)	18,152	—	18,152
Amortization expense (2)	(16,921)	(80)	(17,001)
Foreign currency translation and other	1,319	—	1,319
Impairment	—	(728)	(728)
Balance at December 31, 2023	$117,637	$1,120	$118,757
(1) See Note (3) Acquisitions for more information.
(2) Does not include foreign currency translation adjustment of $60 as of December 31, 2023.

The following table presents the amortization expense on finite-lived intangible assets for the following periods:

	For the Year Ended December 31,
	2023	2022	2021
Amortization expense on intangible assets	$17,001	$16,355	$15,581

For the year ended December 31, 2023, the Company partially impaired its other indefinite lived intangible assets as a result of oversupply of fishing licenses which has driven valuations lower. For the years ended December 31, 2022 and 2021, no impairments were recorded on the Company’s intangible assets.

The following table presents the amortization expense on finite-lived intangible assets for the next five years and thereafter by operating segment and/or reporting unit, as appropriate:

	As of December 31, 2023
	Insurance	Other	Total
2024	$15,354	$80	$15,434
2025	13,240	40	13,280
2026	10,894	—	10,894
2027	9,543	—	9,543
2028	8,341	—	8,341
2029 and thereafter	46,101	—	46,101
Total (1)	$103,473	$120	$103,593
(1)    Does not include foreign currency translation adjustment of $403 as of December 31, 2023.

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

Interest Rate Lock Commitments

TIPTREE INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2023
(in thousands, except share data)

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

The remaining derivatives are generally comprised of a combination of swaps, currency forwards and options, which are generally classified as Level 2 in the fair value hierarchy. In addition, the Fortegra Additional Warrant (Warburg) is a derivative liability and classified as Level 3 in the fair value hierarchy. See Note (17) Stockholders' Equity for additional information regarding the Fortegra Additional Warrant.

The following table presents the gross notional and fair value amounts of derivatives (on a gross basis) categorized by underlying risk:

	As of December 31, 2023			As of December 31, 2022
	Notional values	Asset derivatives	Liability derivatives	Notional values	Asset derivatives	Liability derivatives
Interest rate lock commitments	$129,675	$3,818	$—	$147,963	$3,652	$—
Forward delivery contracts	19,675	9	98	32,160	112	39
TBA mortgage-backed securities	139,000	104	815	133,500	273	141
Fortegra Additional Warrants (Warburg)(1)	—	—	3,522	—	—	5,291
Other	24,346	52	68	13,427	230	7,730
Total	$312,696	$3,983	$4,503	$327,050	$4,267	$13,201
(1) See Note (17) Stockholders' Equity for additional information.

TIPTREE INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2023
(in thousands, except share data)

(11) Debt, net

The following table presents the balance of the Company’s debt obligations, net of discounts and deferred financing costs for our corporate and asset based debt. Asset based debt is generally recourse only to specific assets and related cash flows.

	As of December 31, 2023
Corporate debt	Insurance	Mortgage	Total
Secured revolving credit agreements (1)	$130,000	$—	$130,000
Preferred trust securities (LIBOR + 4.10%)	35,000	—	35,000
8.50% Junior subordinated notes	125,000	—	125,000
Total corporate debt	290,000	—	290,000

Asset based debt
Asset based revolving financing (SOFR + 2.75%)	67,138	—	67,138
Residential mortgage warehouse borrowings (1.75% to 2.75% over SOFR) (2)(3)	—	54,350	54,350
Total asset based debt	67,138	54,350	121,488
Total debt, face value	357,138	54,350	411,488
Unamortized deferred financing costs	(8,950)	(127)	(9,077)
Total debt, net	$348,188	$54,223	$402,411

	As of December 31, 2022
Corporate debt	Insurance	Mortgage	Total
Secured revolving credit agreements (1)	$—	$—	$—
Preferred trust securities (LIBOR + 4.10%)	35,000	—	35,000
8.50% Junior subordinated notes	125,000	—	125,000
Total corporate debt	160,000	—	160,000

Asset based debt
Asset based revolving financing (LIBOR + 2.75%)	60,628	—	60,628
Residential mortgage warehouse borrowings (1.88% to 2.50% over SOFR; 2.00% to 3.00% over BSBY) (2)(3)	—	47,454	47,454
Total asset based debt	60,628	47,454	108,082
Total debt, face value	220,628	47,454	268,082
Unamortized deferred financing costs	(8,703)	(13)	(8,716)
Total debt, net	$211,925	$47,441	$259,366
(1)    The secured credit agreements include separate tranches with multiple rate structures that are adjustable based on Fortegra’s senior leverage ratio, which as of December 31, 2023 and 2022 was SOFR + 1.50%.
(2)    As of December 31, 2023, included (i) a $50,000 line of credit at 1.75%, 2.00% and 2.50% over the one month SOFR rate, and (ii) a $65,000 line of credit at 1.75%, 2.25% and 2.75% over the one month SOFR rate, with a floor of 4.00%. The balance credit rate on the $50,000 line of credit was 25 basis points lower than the floor. As of December 31, 2022, included (i) a $60,000 line of credit at 2.00%, 2.50% and 3.00% over the BSBY rate with a BSBY floor of 0.5% and (ii) a $50,000 line of credit at 1.875%, 2.00% and 2.50% over the one month SOFR rate. The balance credit rate on the $50,000 line of credit was 25 basis points lower than the floor.
(3)    The weighted average coupon rate for residential mortgage warehouse borrowings was 7.15% and 6.31% at December 31, 2023 and 2022, respectively.

The following table presents the amount of interest expense the Company incurred on its debt for the following periods:

	For the Year Ended December 31,
	2023	2022	2021
Total Interest expense - corporate debt	$19,531	$19,290	$24,425
Total Interest expense - asset based debt	8,161	10,950	13,018
Interest expense on debt	$27,692	$30,240	$37,443

TIPTREE INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2023
(in thousands, except share data)

The following table presents the contractual principal payments and future maturities of the unpaid principal balance on the Company’s debt for the following periods:

As of December 31, 2023
2024	$54,350
2025	—
2026	67,138
2027	130,000
2028	—
2029 and thereafter	160,000
Total	$411,488

The following narrative is a summary of certain terms of our debt agreements for the year ended December 31, 2023:
Corporate Debt

Secured Revolving Credit Agreements

As of December 31, 2023 and 2022, a total of $130,000 and $0, respectively, was outstanding under the revolving line of credit in our insurance business. The maximum borrowing capacity under the agreements as of December 31, 2023 and 2022 was $200,000.

On October 21, 2022, a subsidiary of Fortegra entered into a Second Amended and Restated Credit Agreement by and among Fortegra, and its subsidiary, LOTS Intermediate Co., as borrowers, the lenders from time to time party thereto, certain of Fortegra’s subsidiaries, as guarantors, and Fifth Third Bank, National Association, as the administrative agent and issuing lender (the “Fortegra Credit Agreement”). The Fortegra Credit Agreement provides for a $200,000 revolving credit facility, all of which is available for the issuance of letters of credit, with a sub-limit of $25,000 for swing loans and matures on October 1, 2027.

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

TIPTREE INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2023
(in thousands, except share data)

Asset Based Debt

Asset Based Revolving Financing

On October 16, 2020, subsidiaries of Fortegra entered into a three year $75,000 secured credit agreement, which replaced the individual agreements in its premium finance and warranty service contract finance businesses. The borrowers can select from various borrowing and rate options under the agreement, as well the option to convert certain borrowings to term loans, if no default or event of default exists. The agreement extends up to $20,000 for the Company’s premium finance business and up to $55,000 for its warranty service contract finance business, and is secured by substantially all of the assets of the borrowers thereunder. The obligations under the agreement are non-recourse to The Fortegra Group and its subsidiaries (other than the borrowers and their subsidiaries). On January 31, 2023, subsidiaries of Fortegra amended the asset based revolving financing to increase the revolving commitment to $100,000 and transition to SOFR.

On October 6, 2023, subsidiaries of Fortegra entered into a three-year $125 million secured credit agreement that amends and restates the prior credit agreement dated October 16, 2020. The agreement extends the maturity date of the revolving credit facility from October 2023 to October 2026 and increases the total revolving credit commitments from $100 million to $125 million.

As of December 31, 2023 and 2022, a total of $67,138 and $60,628, respectively, was outstanding under the borrowing related to our premium finance offerings in our insurance business.

Residential Mortgage Warehouse Borrowings

In January 2023, a $60,000 warehouse line of credit was renewed and the maturity date was extended from January 2023 to January 2024. In June 2023, the Company received notification that the warehouse lending partners was exiting the warehouse lending market for this renewed line. In October 2023, the line was terminated and paid in full as the provider exited the warehouse lending market. The Company entered into a new $65,000 warehouse line of credit on September 20, 2023 with similar terms with a maturity date of August 2024.

As of December 31, 2023 and 2022, a total of $54,350 and $47,454, respectively, was outstanding under such financing agreements.
Vessel-Backed Term Loan

The remaining balance of the vessel backed term loan totaling $13,050 was fully repaid at a discount during May 2022, for a net gain of $1,168 during the year ended 2022.

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

TIPTREE INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2023
(in thousands, except share data)

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

TIPTREE INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2023
(in thousands, except share data)

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

The remaining derivatives are generally comprised of a combination of swaps, currency forwards and options, which are generally classified as Level 2 in the fair value hierarchy. In addition, the Fortegra Additional Warrants (Warburg) are a derivative liability and classified as Level 3 in the fair value hierarchy. See Note (17) Stockholders' Equity for additional information regarding the Fortegra Additional Warrant.

Corporate Bonds

Corporate bonds are generally classified under Level 2 in the fair value hierarchy and fair value is based on quoted market prices. We perform internal price verification procedures to ensure that the prices provided are reasonable.

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

TIPTREE INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2023
(in thousands, except share data)

The following tables present the Company’s fair value hierarchies for financial assets and liabilities, measured on a recurring basis:

	As of December 31, 2023
	Quoted prices in active markets Level 1	Other significant observable inputs Level 2	Significant unobservable inputs Level 3	Fair value
Assets:
Available for sale securities, at fair value:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$—	$470,085	$—	$470,085
Obligations of state and political subdivisions	—	45,459	—	45,459
Obligations of foreign governments	—	4,557	—	4,557
Certificates of deposit	1,724	—	—	1,724
Asset backed securities	—	26,171	15	26,186
Corporate securities	—	254,598	—	254,598
Total available for sale securities, at fair value	1,724	800,870	15	802,609

Loans, at fair value:
Corporate loans	—	2,051	9,167	11,218
Mortgage loans held for sale	—	58,338	—	58,338
Total loans, at fair value	—	60,389	9,167	69,556

Equity securities:
Invesque	4,161	—	—	4,161
Fixed income ETFs	1,349	—	—	1,349
Other equity securities	55,072	—	7,726	62,798
Total equity securities	60,582	—	7,726	68,308

Other investments, at fair value:
Corporate bonds	—	62,081	—	62,081
Derivative assets	—	162	3,821	3,983
Other	—	18,979	—	18,979
Total other investments, at fair value	—	81,222	3,821	85,043

Mortgage servicing rights (1)	—	—	40,836	40,836

Total	$62,306	$942,481	$61,565	$1,066,352

Liabilities: (2)
Derivative liabilities	—	937	44	981
Fortegra Additional Warrants (Warburg)	—	—	3,522	3,522
Contingent consideration payable	—	—	2,604	2,604
Total	$—	$937	$6,170	$7,107
(1)    Included in other assets. See Note (15) Other Assets and Other Liabilities and Accrued Expenses.
(2)    Included in other liabilities and accrued expenses. See Note (15) Other Assets and Other Liabilities and Accrued Expenses.

TIPTREE INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2023
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
December 31, 2023
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

The following table presents additional information about assets that are measured at fair value on a recurring basis for which the Company has utilized Level 3 inputs to determine fair value for the following periods:

	For the Year Ended December 31,
	2023	2022
Balance at January 1,	$63,590	$61,443
Net realized and unrealized gains or losses included in:
Earnings	(4,825)	9,467
OCI	2,569	(520)
Origination of IRLCs	43,875	52,932
Purchases	31	13
Sales and repayments	(6)	(3,815)
Conversions to mortgage loans held for sale	(43,709)	(56,794)
Settlement of trade claims	—	(19,169)
Exchange of bonds for term loans	—	12,673
Exchange of trade receivables for equity securities	—	7,360
Transfer out of Level 3	(41)	—
Conversions to real estate owned	81	—
Balance at December 31,	$61,565	$63,590

Changes in unrealized gains (losses) included in earnings related to assets still held at period end	$(4,824)	$(3,870)
Changes in unrealized gains (losses) included in OCI related to assets still held at period end	$2,569	$(520)
The following table presents the range and weighted average (WA) used to develop significant unobservable inputs for the fair value measurements of Level 3 assets and liabilities:

	As of December 31,		Valuation technique	Unobservable input(s)	As of December 31,
	2023	2022			2023				2022
Assets	Fair value				Range			WA (1)	Range			WA (1)
IRLCs	$3,818	$3,652	Internal model	Pull through rate	45%	to	95%	59%	55%	to	95%	65%
Mortgage servicing rights	40,836	41,426	External model	Discount rate	10%	to	13%	11%	9%	to	14%	9%
				Cost to service	$65	to	$3,000	$113	$65	to	$80	$72
				Prepayment speed	3%	to	82%	9%	4%	to	85%	9%
Equity securities	7,726	6,837	Internal model	Forecast EBITDAR	$1,039,000	to	$1,422,000	N/A	$728,000	to	$1,039,000	N/A
Corporate loans	9,167	11,208	External/Internal model	Bid marks/EBITDA	$71	to	$75	$73	$170,000			N/A
Total	$61,547	$63,123

Liabilities
Fortegra Additional Warrants (Warburg)	$3,522	$5,291	External Model	Discount rate	3%	to	5%	3.8%	3%	to	5%	3.3%
				Implied Equity Volatility	40%	to	50%	45%	40%	to	50%	45%
Contingent consideration payable	2,604	2,904	Cash Flow model	Forecast Cash EBITDA	$2,500	to	$4,000	N/A	$2,500	to	$4,000	N/A
				Forecast Underwriting EBITDA	$—	to	$2,000	N/A	$—	to	$2,000	N/A
Total	$6,126	$8,195

TIPTREE INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2023
(in thousands, except share data)

(1)    Unobservable inputs were weighted by the relative fair value of the instruments.

The following table presents the carrying amounts and estimated fair values of financial assets and liabilities that are not recorded at fair value and their respective levels within the fair value hierarchy:

	As of December 31, 2023			As of December 31, 2022
	Level within fair value hierarchy	Fair value	Carrying value	Level within fair value hierarchy	Fair value	Carrying value
Assets:
Debentures (1)	2	$25,648	$25,648	2	$23,853	$23,853
Notes receivable, net	2	134,131	134,131	2	121,419	121,419
Total assets		$159,779	$159,779		$145,272	$145,272

Liabilities:
Debt	3	$406,801	$411,488	3	$262,932	$268,082
Total liabilities		$406,801	$411,488		$262,932	$268,082
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
December 31, 2023
(in thousands, except share data)

(13) Liability for Unpaid Claims and Claim Adjustment Expenses

Roll forward of Claim Liability

The following table presents the activity in the net liability for unpaid losses and allocated loss adjustment expenses of short duration contracts for the following periods:

	For the Year Ended December 31,
	2023	2022
Policy liabilities and unpaid claims balance as of January 1,	$567,193	$331,703
Less: liabilities of policy-holder account balances, gross	(1,923)	(801)
Less: non-insurance warranty benefit claim liabilities	(140)	(10,785)
Gross liabilities for unpaid losses and loss adjustment expenses	565,130	320,117
Less: reinsurance recoverable on unpaid losses - short duration	(266,889)	(165,129)
Less: other lines, gross	(184)	(576)
Net balance as of January 1, short duration	298,057	154,412

Incurred (short duration) related to:
Current year	493,187	361,462
Prior years	(11,187)	(858)
Total incurred	482,000	360,604

Paid (short duration) related to:
Current year	234,723	165,710
Prior years	151,879	51,249
Total paid	386,602	216,959

Net balance as of December 31, short duration	393,455	298,057
Plus: reinsurance recoverable on unpaid losses - short duration	448,117	266,889
Plus: other lines, gross	295	184
Gross liabilities for unpaid losses and loss adjustment expenses	841,867	565,130
Plus: liabilities of policy-holder account balances, gross	878	1,923
Plus: non-insurance warranty benefit claim liabilities	2,103	140
Policy liabilities and unpaid claims balance as of December 31,	$844,848	$567,193

The following schedule reconciles the total amount of losses incurred on short duration contracts per the table above to the amount of total losses incurred as presented in the consolidated statements of operations, excluding the amount for member benefit claims:

	For the Year Ended December 31,
	2023	2022	2021
Short duration incurred	$482,000	$360,604	$252,906
Other lines incurred	30	354	(284)
Unallocated loss adjustment expenses	476	643	851
Total losses incurred	$482,506	$361,601	$253,473
During the year ended December 31, 2023, the Company experienced favorable prior year development of $11,187, primarily driven by lower-than-expected claims paid development in our commercial lines of business for the 2018 and 2020 accident years.

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

TIPTREE INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2023
(in thousands, except share data)

personal and commercial lines of business.

Management considers the prior year development for each of these years to be insignificant when considered in the context of our annual earned premiums, net as well as our net losses and loss adjustment expenses and member benefit claims expenses. We analyze our development on a quarterly basis and given the short duration nature of our products, favorable or adverse development emerges quickly and allows for timely reserve strengthening, if necessary, or modifications to our product pricing or offerings. The favorable prior year development of $11,187 in the year ended December 31, 2023 represented 8.6% of our insurance business income before taxes of $129,816 and 3.8% of the opening net liability for losses and loss adjustment expenses of $298,057, as of January 1, 2023. The favorable prior year development of $858 in the year ended December 31, 2022 represented 1.3% of our insurance business income before taxes of $68,150, and 0.6% of the opening net liability for losses and loss adjustment expenses of $154,412, as of January 1, 2022. The unfavorable prior year development of $2,606 in 2021 represented 3.7% of pretax income of $69,857 and 3.1% of the opening net liability for losses and loss adjustment expenses of $83,945, as of January 1, 2021.

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

TIPTREE INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2023
(in thousands, except share data)

Incurred and Paid Development

The following table presents information about incurred and paid loss development and average claim duration as of December 31, 2023, net of reinsurance, as well as cumulative claim frequency and the total of IBNR liabilities plus expected development on reported claims included within the net incurred claims amounts. The cumulative number of reported claims represents open claims, claims closed with payment, and claims closed without payment. It does not include an estimated count of unreported claims. The number of claims is measured by claim event. The Company considers a claim that does not result in a liability as a claim closed without payment.

Incurred Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance											As of December 31, 2023
For the Years Ended December 31,											Total of IBNR Liabilities Plus Expected Development of Reported Claims	Cumulative Number of Reported Claims
	Unaudited
Accident Year	2014	2015	2016	2017	2018	2019	2020	2021	2022	2023
2014	$43,449	$39,614	$39,914	$39,887	$39,874	$39,869	$39,883	$39,884	$39,932	$39,928	$—	122
2015		59,579	57,470	57,588	57,815	58,141	58,194	58,248	58,285	58,309	$—	178
2016			84,178	87,290	87,993	88,615	89,629	89,981	89,516	89,579	$93	257
2017				103,306	104,898	105,601	105,787	106,446	106,517	106,592	$128	326
2018					129,352	133,225	133,158	134,392	123,228	118,721	$1,679	399
2019						144,925	149,166	151,772	153,325	151,994	$6,677	422
2020							172,007	169,706	165,820	163,363	$18,057	344
2021								250,300	263,249	263,226	$9,772	493
2022									361,462	358,434	$44,697	542
2023										493,187	$179,443	539
									Total	$1,843,333

Cumulative Paid Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance
	Unaudited
Accident Year	2014	2015	2016	2017	2018	2019	2020	2021	2022	2023
2014	$30,435	$38,752	$39,596	$39,822	$39,818	$39,874	$39,878	$39,881	$39,927	$39,885
2015		41,578	56,445	57,130	57,610	58,096	58,175	58,243	58,274	58,307
2016			62,989	84,185	86,531	88,482	88,976	89,474	89,286	89,390
2017				84,493	102,620	105,075	105,852	106,402	106,249	106,416
2018					105,740	112,619	114,490	115,407	114,756	115,500
2019						122,348	128,787	132,747	131,885	134,261
2020							127,721	129,832	132,997	138,004
2021								174,334	224,193	234,328
2022									165,710	299,064
2023										234,723
									Total	$1,449,878
All outstanding liabilities before 2014, net of reinsurance										—
Liabilities for loss and loss adjustment expenses, net of reinsurance										$393,455

Duration

The following table presents supplementary information about average historical claims duration as of December 31, 2023 for short duration contracts:

Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance (Unaudited)
Years	1	2	3	4	5	6	7	8	9	10
Short duration	70.5%	17.2%	2.3%	1.1%	0.5%	0.3%	—%	0.1%	—%	—%

TIPTREE INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2023
(in thousands, except share data)

Reconciliation of Reserves to Balance Sheet

The following table presents a reconciliation of net outstanding liabilities for unpaid loss and loss adjustment expenses of short-duration contracts to the consolidated balance sheets value of policy liabilities and unpaid claims:

As of December 31, 2023
Net outstanding liabilities:
Short duration	$393,455
Insurance lines other than short duration	125
Total liabilities for unpaid losses and loss adjustment expenses, net of reinsurance	393,580

Reinsurance recoverable on unpaid losses and loss adjustment expenses:
Short duration	448,117
Other insurance lines	170
Total reinsurance recoverable on unpaid losses and loss adjustment expenses	448,287

Total gross liability for unpaid losses and loss adjustment expenses	841,867
Liabilities of policy-holder account balances, gross	878
Non-insurance warranty benefit claim liabilities	2,103
Total policy liabilities and unpaid claims	$844,848

(14) Revenue from Contracts with Customers

The Company’s revenues from insurance and contractual and liability insurance operations are primarily accounted for under Financial Services-Insurance (ASC 944) that are not within the scope of Revenue for Contracts with Customers (ASC 606). The Company’s remaining revenues that are within the scope of Topic 606 are primarily comprised of revenues from contracts with customers for monthly membership dues for motor clubs, monthly administration fees for services provided for premiums, claims and reinsurance processing revenues, vehicle service contracts, vessel related revenue and revenues for household goods and appliances service contracts (collectively, remaining contracts).

The following table presents the disaggregated amounts of revenue from contracts with customers by product type for the following periods:

	For the Year Ended December 31,
	2023	2022	2021
Service and Administrative Fees:
Service contract revenue	$289,660	$210,817	$163,583
Motor club revenue	46,394	53,346	41,634
Other	5,305	36,060	53,346
Revenue from contracts with customers	$341,359	$300,223	$258,563

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

We do not disclose information about remaining performance obligations pertaining to contracts that have an original expected duration of one year or less. The transaction price allocated to remaining unsatisfied or partially unsatisfied performance obligations with an original expected duration exceeding one year was not material as of December 31, 2023.

TIPTREE INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2023
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

The following table presents the activity in the significant deferred assets and liabilities related to revenue from contracts with customers for the following period:

	January 1, 2023			December 31, 2023
	Beginning balance	Additions	Amortization	Ending balance
Deferred acquisition costs
Service and Administrative Fees:
Service contract revenue	$172,129	$122,537	$92,763	$201,903
Motor club revenue	17,142	36,085	36,591	16,636
Total	$189,271	$158,622	$129,354	$218,539

Deferred revenue
Service and Administrative Fees:
Service contract revenue	$581,882	$313,203	$289,660	$605,425
Motor club revenue	22,949	45,122	46,394	21,677
Other	—	3,953	3,953	—
Total	$604,831	$362,278	$340,007	$627,102

For the periods presented, no write-offs for unrecoverable deferred acquisition costs and deferred revenue were recognized.

(15) Other Assets and Other Liabilities and Accrued Expenses

Other Assets

The following table presents the components of other assets as reported in the consolidated balance sheets:

	As of December 31,
	2023	2022
Accrued investment income	$6,269	$3,919
Loans eligible for repurchase	32,183	32,136
Mortgage servicing rights	40,836	41,426
Right of use assets - operating leases (1)	31,469	31,499
Income tax receivable	1,275	19,790
Furniture, fixtures and equipment, net	29,624	21,829
Prepaid expenses	12,985	18,526
Other	10,874	3,018
Total other assets	$165,515	$172,143
(1) See Note (21) Commitments and Contingencies for additional information.
The following table presents the depreciation expense related to furniture, fixtures and equipment for the following periods:

	For the Year Ended December 31,
	2023	2022	2021
Depreciation expense related to furniture, fixtures and equipment	$6,370	$3,954	$3,621

TIPTREE INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2023
(in thousands, except share data)

Other Liabilities and Accrued Expenses

The following table presents the components of other liabilities and accrued expenses as reported in the consolidated balance sheets:

	As of December 31,
	2023	2022
Accounts payable and accrued expenses	$114,568	$119,394
Loans eligible for repurchase liability	32,183	32,136
Deferred tax liabilities, net	139,845	90,391
Operating lease liabilities (1)	40,403	38,031
Commissions payable	36,728	42,741
Securities sold, not yet purchased	—	16,575
Derivative liabilities	4,503	13,201
Due to broker/trustee	17,054	39
Other	18,460	15,240
Total other liabilities and accrued expenses	$403,744	$367,748
(1) See Note (21) Commitments and Contingencies for additional information.

(16) Other Revenue and Other Expenses

Other Revenue

The following table presents the components of other revenue as reported in the consolidated statement of operations. Other revenue is primarily generated by Tiptree Capital’s non-insurance activities except as noted in the footnote to the table.

	For the Year Ended December 31,
	2023	2022	2021
Other investment income (1)	$24,263	$53,660	$64,580
Financing interest income	16,035	12,290	7,592
Other (2)	18,605	10,235	1,235
Total other revenue	$58,903	$76,185	$73,407
(1)    See Note (6) Investments for the components of Other investment income.
(2)    Includes $15,654, $5,269 and $2,792 for the years ended December 31, 2023, 2022 and 2021, respectively, related to Insurance.

Other Expenses

The following table presents the components of other expenses as reported in the consolidated statement of operations:

	For the Year Ended December 31,
	2023	2022	2021
General and administrative	$38,086	$26,216	$36,654
Professional fees	28,292	26,614	27,285
Premium taxes	19,137	22,362	20,196
Mortgage origination expenses	12,248	17,540	17,451
Rent and related	15,871	17,635	17,009
Other	17,284	22,213	23,449
Total other expenses	$130,918	$132,580	$142,044

TIPTREE INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2023
(in thousands, except share data)

(17) Stockholders' Equity

Stock Repurchases

The Board of Directors authorized the Company to make repurchases of up to $20,000 of shares of the Company’s outstanding common stock in the aggregate, at the discretion of the Company's Executive Committee. There were no shares repurchased during the year ended December 31, 2023. As of December 31, 2023, the remaining repurchase authorization was $11,945.

Tiptree Warrants

In the year ended December 31, 2022, warrants were exercised for 1,999,989 shares of Tiptree common stock, with 1,979,325 warrants exercised for $13,724 in cash, and 20,664 exercised cashless. As of December 31, 2023 and 2022, there were no warrants for shares of Tiptree common stock outstanding.

Dividends

The Company declared cash dividends per share for the following periods presented below:

	Dividends per share for the
	For the Year Ended December 31,
	2023	2022	2021
First quarter	$0.05	$0.04	$0.04
Second quarter	0.05	0.04	0.04
Third quarter	0.05	0.04	0.04
Fourth quarter	0.05	0.04	0.04
Total cash dividends declared	$0.20	$0.16	$0.16

Fortegra Non-Controlling Interests

On June 21, 2022, the Company closed the WP Transaction. On that date, Fortegra converted to a Delaware corporation and Warburg made a $200,000 investment in Fortegra in exchange for Fortegra Common Stock, Fortegra Preferred Stock, Fortegra Warrants and Fortegra Additional Warrants. Also, in connection with the closing of the WP Transaction, Tiptree was issued Fortegra Additional Warrants, and management’s interests in LOTS Intermediate were exchanged for interests in Fortegra. As of December 31, 2022, Fortegra was owned approximately 79.5% by Tiptree Holdings, 17.4% by Warburg and 3.1% by management and directors of Fortegra. As a result of the WP Transaction, for the year ended December 31, 2022, the Company recorded an increase of $167,008 to total stockholders’ equity of which $48,285 impacted Tiptree Inc. stockholders’ equity and $118,723 impacted non-controlling interests. Of the increase to Tiptree Inc. stockholders’ equity, $41,092 impacted additional paid in capital and $7,193 impacted accumulated other comprehensive income (loss). Additionally, the Company recognized $9,059 of net income attributable to non-controlling interests during the year ended December 31, 2022 due to the increase in non-controlling interest. As of December 31, 2023, Fortegra was owned approximately 79.5% by Tiptree Holdings, 17.5% by Warburg and 3.0% by management and directors of Fortegra.

Fortegra Preferred Stock

The face amount of the Fortegra Preferred Stock is $80,000. Dividends are cumulative and accrue at a rate of 8% per annum, compounding quarterly. Any quarterly dividend may be paid in cash, at Fortegra’s option. For the years ended December 31, 2023 and 2022, cash dividends declared were $6,400 and $3,384, respectively.

TIPTREE INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2023
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

The following table presents the components of non-controlling interests as reported in the consolidated balance sheets:

	As of December 31,
	2023	2022
Fortegra preferred interests	$77,679	$77,679
Fortegra common interests	82,020	55,364
Other third-party common interests	—	3,165
Total non-controlling interests	$159,699	$136,208

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

Statutory Capital and Surplus

The Company’s insurance company subsidiaries must maintain minimum amounts of statutory capital and surplus as required by regulatory authorities, including the NAIC; their capital and surplus levels exceeded respective minimum requirements as of December 31, 2023 and 2022.

	As of December 31,
	2023	2022
Combined statutory capital and surplus of the Company's insurance company subsidiaries	$454,540	$370,340

Required minimum statutory capital and surplus	$75,750	$75,750

TIPTREE INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2023
(in thousands, except share data)

Under the NAIC Risk-Based Capital Act of 1995, a company's Risk-Based Capital (RBC) is calculated by applying certain risk factors to various asset, claim and reserve items. If a company's adjusted surplus falls below calculated RBC thresholds, regulatory intervention or oversight is required. The Company's U.S. domiciled insurance company subsidiaries' RBC levels, as calculated in accordance with the NAIC’s RBC instructions, exceeded all RBC thresholds as of December 31, 2023 and 2022.

The following table presents the statutory net income of the Company’s U.S. domiciled statutory insurance companies for the following periods:

	For the Year Ended December 31,
	2023	2022	2021
Net income of statutory insurance companies	$47,384	$12,964	$33,999

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

The following table presents the dividends paid to the Company by its U.S domiciled insurance company subsidiaries and the combined amount available for ordinary dividends of the Company's U.S. domiciled insurance company subsidiaries for the following periods:

	For the Year Ended December 31,
	2023	2022
Ordinary dividends	$27,114	$—
Total dividends	$27,114	$—

	As of
	December 31, 2023	December 31, 2022
Amount available for ordinary dividends of the Company's insurance company subsidiaries	$24,327	$35,145

At December 31, 2023, the maximum amount of dividends that our U.S. domiciled insurance company subsidiaries could pay under applicable laws and regulations without regulatory approval was approximately $24,327. The Company may seek regulatory approval to pay dividends in excess of this permitted amount, but there can be no assurance that the Company would receive regulatory approval if sought.

TIPTREE INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2023
(in thousands, except share data)

(18) Accumulated Other Comprehensive Income (Loss) (AOCI)

The following table presents the activity of AFS securities in AOCI, net of tax, for the following periods:

	Unrealized gains (losses) on available for sale securities	Foreign currency translation adjustment	Total AOCI	Amount attributable to non-controlling interests	Total AOCI to Tiptree Inc.
Balance at December 31, 2021	$(2,686)	$—	$(2,686)	$1	$(2,685)
Other comprehensive income (losses) before reclassifications	(39,514)	(7,311)	(46,825)	3,731	(43,094)
Amounts reclassified from AOCI	(843)	—	(843)	—	(843)
WP Transaction	—	—	—	7,193	7,193
OCI	(40,357)	(7,311)	(47,668)	10,924	(36,744)
Balance at December 31, 2022	$(43,043)	$(7,311)	$(50,354)	$10,925	$(39,429)

Balance at December 31, 2022	$(43,043)	$(7,311)	$(50,354)	$10,925	$(39,429)
Other comprehensive income (losses) before reclassifications	8,716	7,213	15,929	(4,755)	11,174
Amounts reclassified from AOCI	2,182	—	2,182	—	2,182
OCI	10,898	7,213	18,111	(4,755)	13,356
Balance at December 31, 2023	$(32,145)	$(98)	$(32,243)	$6,170	$(26,073)

The following table presents the reclassification adjustments out of AOCI included in net income and the impacted line items on the consolidated statement of operations for the following periods:

	For the Year Ended December 31,			Affected line item in consolidated statements of operations
Components of AOCI	2023	2022	2021
Unrealized gains (losses) on available for sale securities	$(2,812)	$1,359	$638	Net realized and unrealized gains (losses)
Related tax (expense) benefit	630	(516)	(139)	Provision for income tax
Net of tax	$(2,182)	$843	$499

(19) Stock Based Compensation

Tiptree Equity Plans

The table below summarizes changes to the issuances under the Company’s 2017 Omnibus Incentive Equity Plan for the periods indicated, excluding awards granted under the Company’s subsidiary incentive plans that are exchangeable for Tiptree common stock:

2017 Equity Plan	Number of shares
Available for issuance as of December 31, 2020	3,788,417
RSU, stock and option awards granted	(61,713)
Forfeited	(215,583)
Exchanged for vested subsidiary awards	(1,166,307)
Available for issuance as of December 31, 2021	2,344,814
RSU, stock and option awards granted	(247,093)
Forfeited	5,276
Amendment to 2017 Equity Plan	4,000,000
PRSU awards granted	(3,616,667)
Exchanged for vested subsidiary awards	(114,353)
Available for issuance as of December 31, 2022	2,371,977
RSU, stock and option awards granted	(111,427)
Available for issuance as of December 31, 2023	2,260,550

TIPTREE INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2023
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

The following table presents changes to the issuances of RSUs and stock awards under the 2017 Omnibus Incentive Equity Plan for the periods indicated:

	Number of shares issuable	Weighted average grant date fair value
Unvested units as of December 31, 2020	953,145	$6.52
Granted	61,713	7.81
Vested	(415,846)	6.62
Unvested units as of December 31, 2021	599,012	$6.59
Granted	247,093	12.83
Vested	(339,822)	7.13
Forfeited	(5,276)	10.10
Unvested units as of December 31, 2022	501,007	$9.63
Granted	111,427	16.09
Vested	(359,203)	8.38
Unvested units as of December 31, 2023 (1)	253,231	$14.25
(1) Includes 62,940 shares that vest ratably over two years and 108,418 and 81,874 shares that cliff vest in 2025 and 2026, respectively.

The following tables present the detail of the granted and vested RSUs and stock awards for the periods indicated:

	For the Year Ended December 31,				For the Year Ended December 31,
Granted	2023	2022	2021	Vested	2023	2022	2021
Directors	29,553	39,517	61,713	Directors	29,553	39,517	61,713
Employees	81,874	207,576	—	Employees	329,650	300,305	354,133
Total Granted	111,427	247,093	61,713	Total Vested	359,203	339,822	415,846
				Taxes	(43,322)	(47,274)	(34,828)
				Net Vested	315,881	292,548	381,018

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

In November 2021, the first tranche of the PRSUs vested, resulting in a net issuance of 215,583 shares of Tiptree common stock. As of December 31, 2023, 3,616,667 PRSUs are unvested. The below table illustrates the aggregate number of PRSUs that will vest upon the achievement of each Tiptree share price target. Such price targets are adjusted down for cumulative dividends paid by the Company since grant (e.g., the next share price target is $19.56 as adjusted for cumulative dividends paid to date).

Original Tiptree Share Price Target	Number of PRSUs that Vest
$20	516,667
$30	775,000

TIPTREE INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2023
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

Stock Option Awards

Between 2016 and 2020, option awards were granted to the Executive Committee with an exercise price equal to the fair market value of our common stock on the date of grant. The option awards have a 10-year term and are subject to the recipient’s continuous service, a market requirement, and vest one third on each of the three, four, and five-year anniversaries of the grant date. As of December 31, 2023, the market requirement for all outstanding options has been achieved. There were no stock option awards granted in 2022 or 2023.

The following table presents the Company's stock option activity for the current period:

	Options outstanding	Weighted average exercise price (in dollars per stock option)	Weighted average grant date value (in dollars per stock option)	Options exercisable
Balance, December 31, 2022	1,675,514	$6.50	$2.30	1,018,805

Balance, December 31, 2023	1,583,873	$6.51	$2.25	1,225,083

Weighted average remaining contractual term at December 31, 2023 (in years)	4.3

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
Fortegra Equity Incentive Plan

Fortegra adopted the 2022 Equity Incentive Plan (“Fortegra Plan”) on June 21, 2022, which permits the grant of RSUs, stock based awards and options up to 7.2% of Fortegra Common Stock (assuming conversion of the Fortegra Preferred Stock), of which the substantial majority is expected to be delivered in options. As of December 31, 2023, time vesting RSUs and time and performance vesting options representing approximately 5.3% of Fortegra Common Stock (assuming conversion of the Fortegra Preferred Stock) have been granted and remain unvested. The general purpose of the Fortegra Plan is to attract, motivate and retain selected employees of Fortegra, to provide them with incentives and rewards for performance and to

TIPTREE INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2023
(in thousands, except share data)

better align their interests with those of Fortegra’s stockholders. Unless otherwise extended, the Fortegra Plan terminates automatically on June 21, 2032. The awards under the Fortegra Plan are not exchangeable for Tiptree common stock.

In May 2023 and November 2023, Fortegra granted management options with a strike price equal to the per share price on the date of the WP Transaction, delivered in equal portions of time and performance vested grants equal to approximately 5.0% of Fortegra Common Stock (assuming cash exercise and after conversion of the Fortegra Preferred Stock). The time vested options vest in equal parts over five years and expire on the ten year anniversary of the grant date. The performance vested options vest based on specific internal rate of return targets determined at the time of a change of control of Fortegra or sale by Warburg of more than 50% of its Fortegra securities (on an as converted basis) acquired in 2022. The fair value option grants were estimated on the date of grant using a Black-Scholes Merton option pricing formula embedded within a Monte Carlo model used to simulate the future value of Fortegra Common Stock, which assumes the market requirement is achieved. Key assumptions used in the model were a historical volatility of 45.0%, a risk free rate of 3.7%, no dividend yield and an expected term of 4.2 years.

In May 2023, Fortegra granted time vesting RSUs equal to approximately 0.1% of Fortegra Common Stock (assuming conversion of the Fortegra Preferred Stock). The RSUs include a retirement provision and are amortized over the lesser of the service condition or expected retirement date.

In May 2023 and November 2023, Fortegra granted performance based restricted stock units (Fortegra PRSUs) that vest based on the achievement of specified gross written premium volume targets and underwriting ratios for selected specialty insurance lines written in 2024. Upon vesting, the Fortegra PRSUs entitle recipients to participate in an aggregate pool of between $5,000 and $20,000 payable in shares of Fortegra. The Fortegra PRSUs are accounted for as liability awards and were unvested as of December 31, 2023.

The following table presents changes to the issuances of subsidiary awards under the subsidiary incentive plans for the periods indicated:

Grant date fair value of equity shares issuable
Unvested balance as of December 31, 2019	$4,279
Granted	1,108
Vested	(4,237)
Performance assumption adjustment	3,155
Unvested balance as of December 31, 2020	$4,305
Granted	1,278
Vested	(3,472)
Performance assumption adjustment	123
Unvested balance as of December 31, 2022	$1,487
Granted	19,930
Vested	(808)
Unvested balance as of December 31, 2023	$20,609

TIPTREE INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2023
(in thousands, except share data)

Stock Based Compensation Expense

The following table presents total stock based compensation expense and the related income tax benefit recognized on the consolidated statements of operations:

	For the Year Ended December 31,
	2023	2022	2021
Employee compensation and benefits	$7,866	$9,219	$10,665
Director compensation	409	469	465
Income tax benefit	(1,738)	(2,034)	(2,338)
Net stock based compensation expense	$6,537	$7,654	$8,792
Additional information on total non-vested stock based compensation is as follows:

	As of December 31, 2023
	Stock options	Restricted stock awards and RSUs	Performance Restricted Stock Units
Unrecognized compensation cost related to non-vested awards (1)	$17,031	$1,497	$4,280
Weighted - average recognition period (in years)	2.2	0.8	1.0
(1)    Includes unrecognized compensation cost of $17,031 related to stock options, $779 related to RSUs, and $583 related to PRSUs at The Fortegra Group.

(20) Income Taxes

The following table presents the Company’s provision (benefit) for income taxes reflected as a component of income (loss):

	For the Year Ended December 31,
	2023	2022	2021
Current provision (benefit) for income taxes:
Federal	$2,118	$250	$1,393
State	940	1,612	1,330
Foreign	2,974	1,041	838
Total current provision (benefit) for income taxes	6,032	2,903	3,561

Deferred provision (benefit) for income taxes:
Federal	38,126	39,983	13,819
State	(1,446)	7,155	4,435
Foreign	344	409	(524)
Total deferred provision (benefit) for income taxes	37,024	47,547	17,730
Total provision (benefit) for income taxes	$43,056	$50,450	$21,291

On June 21, 2022, the WP Transaction was completed, in which Warburg invested $200,000 in Tiptree’s insurance subsidiary, Fortegra. The WP Transaction, along with Fortegra management’s ownership, reduced Tiptree’s ownership in Fortegra below 80% such that, while still consolidated for GAAP financial reporting purposes, Fortegra will no longer be included in the consolidated tax return group with Tiptree. Tiptree recorded deferred tax liabilities related to the basis difference in Tiptree’s investment in Fortegra as of December 31, 2022. This deferred tax liability represents the tax that would be due, before consideration of loss carryforwards, if Tiptree were to sell any of its Fortegra stock at its carrying value on the Company’s balance sheet. The deferred tax liability as of December 31, 2022 relating to the WP Transaction was $39,970, of which $14,064 was recorded directly in stockholders’ equity, a benefit of $2,424 in other comprehensive income and $28,330 as a provision for income taxes in the consolidated statements of operations for the year ended December 31, 2022. Additional one time impacts from the transaction caused $4,803 of expense, leading to $33,133 of expense in the statement of operations.

For the year ended December 31, 2023, the deferred tax liability relating to Fortegra was $61,673, an increase of $21,703, of which $3,819 of expense was recorded in OCI, $1,217 of benefit was recorded directly in stockholders’ equity, and $19,101 expense was recorded as a provision for income taxes.

Excluding the impact of these deferred taxes, the effective tax rates for the years ended December 31, 2023 and 2022, were 28.8% and 32.1%, respectively.

TIPTREE INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2023
(in thousands, except share data)

The U.S. federal rate is before the consideration of rate reconciling items. A reconciliation of the expected federal provision (benefit) for income taxes on income using the federal statutory income tax rate to the actual provision (benefit) for income taxes and resulting effective income tax rate is as follows for the periods indicated below:

	For the Year Ended December 31,
	2023	2022	2021
Income (loss) before income taxes	$83,053	$54,011	$65,342
Federal statutory income tax rate	21.0%	21.0%	21.0%
Expected federal provision (benefit) for income taxes at the federal statutory income tax rate	17,441	11,342	13,721
Effect of state provision (benefit) for income taxes, net of federal benefit	(1,971)	2,034	2,858
Effect of non-deductible compensation	3,376	3,292	4,518
Effect of tax deconsolidation of subsidiaries	19,101	33,133	—
Effect of change in valuation allowance	518	3,285	1,692
Effect of foreign operations	2,743	(18)	(541)
Effect of stock-based compensation	(233)	(556)	(1,642)
Effect of return-to-accrual	1,580	(509)	154
Effect of other items	501	(1,553)	531
Tax (benefit) on income	$43,056	$50,450	$21,291

Effective tax rate	51.8%	93.4%	32.6%

For the year ended December 31, 2023, the Company’s effective tax rate on income was equal to 51.8%. The effective tax rate for the year ended December 31, 2023 is higher than the U.S. statutory income tax rate of 21.0% primarily from the impact of the tax deconsolidation of Fortegra and non-deductible compensation.

For the year ended December 31, 2022, the Company’s effective tax rate on income was equal to 93.4%. The effective tax rate for the year ended December 31, 2022 is higher than the U.S. statutory income tax rate of 21.0% primarily from the impact of the tax deconsolidation of Fortegra and non-deductible compensation.

For the year ended December 31, 2021, the Company’s effective tax rate on losses was equal to 32.6%. The effective tax rate for the year ended December 31, 2021 is higher than the U.S. statutory income tax rate of 21.0% primarily from the impact of expected refunds arising from the CARES Act.

The table below presents the components of the Company’s net deferred tax assets and liabilities as of the respective balance sheet dates:

TIPTREE INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2023
(in thousands, except share data)

	As of December 31,
	2023	2022
Deferred tax assets:
Net operating loss carryforwards	$30,834	$37,857
Unrealized losses	28,926	31,482
Accrued expenses	2,041	2,409
Unearned premiums	61,112	52,904
Deferred revenue	15,655	15,700
Claims reserve	6,351	5,705
Lease liability	8,357	6,834
Other deferred tax assets	3,311	1,966
Total deferred tax assets	156,587	154,857
Less: Valuation allowance	(12,366)	(11,848)
Total net deferred tax assets	144,221	143,009

Deferred tax liabilities:
Property	3,266	3,058
Unrealized gains	9,648	9,812
Other deferred tax liabilities	246	411
Deferred acquisition cost	135,628	116,373
Advanced commissions	48,975	43,961
Right of use asset	6,236	5,531
Intangibles	18,394	14,284
Investment in Fortegra	61,673	39,970
Total deferred tax liabilities	284,066	233,400
Net deferred tax liability	$139,845	$90,391

As of January 2016, Tiptree established a U.S. federal consolidated income tax group and filed on a consolidated basis, with limited exceptions. As of June 2022, Fortegra and its subsidiaries are no longer part of Tiptree’s consolidated income tax group and formed their own tax consolidation group. Tiptree’s consolidated group, and certain subsidiaries on a separate basis, filed returns in various state jurisdictions, and as such may have state tax obligations. Additionally, as needed the Company will take all necessary steps to comply with any income tax withholding requirements.

TIPTREE INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2023
(in thousands, except share data)

As of December 31, 2023, the Company had total U.S. Federal net operating loss carryforwards (NOLs) of $51,099. The following table presents the U.S. Federal NOLs by tax year of expiration:

As of December 31, 2023
Tax Year of Expiration
2026	$—
2027	—
2028	—
2029	—
2030	360
2031	—
2032	—
2033	—
2034	—
2035	—
2036	—
2037	—
2038	—
2039	—
2040	26,561
2041	—
Indefinite	24,178
Total	$51,099

In addition to the U.S. Federal NOL, Tiptree and its subsidiaries have NOLs in various state jurisdictions totaling $19,757 as of December 31, 2023. Valuation allowances of $12,366 have been established for primarily state deferred tax assets, which are primarily state NOLs, since management has concluded it is more likely than not they will expire unutilized based on existing positive and negative evidence. Management believes it is more likely than not the remaining NOLs and deferred tax assets will be utilized prior to their expiration dates.

As of December 31, 2023, the consolidated valuation allowance for the Company was $12,366. In 2023, the Company recorded a net increase in its valuation allowances equal to $518, compared to a net increase in its valuation allowance of $3,285 in 2022.

As of December 31, 2023 and 2022, the Company had no material unrecognized tax benefits or accrued interest and penalties. Federal tax years 2015 and onward are open for examination as of December 31, 2023.

(21) Commitments and Contingencies

Operating Leases

All leases are office space leases and are classified as operating leases that expire through 2033. Some of our office leases include the option to extend for up to 5 years or less at management’s discretion. Such extension options were not included in the measurement of the lease liability.

Below is a summary of our right of use asset and lease liability as of December 31, 2023:

TIPTREE INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2023
(in thousands, except share data)

As of
December 31, 2023
Right of use asset - Operating leases	$31,469

Operating lease liability	$40,403

Weighted-average remaining lease term (years)	7.00

Weighted-average discount rate (1)	7.98%
(1)    Discount rate was determined by applying available market rates to lease obligations based upon their term.

As of December 31, 2023, the approximate aggregate minimum future lease payments required for our lease liability over the remaining lease periods are as follows:

As of
December 31, 2023
2024	$9,706
2025	9,670
2026	9,048
2027	7,217
2028	6,867
2029 and thereafter	16,864
Total minimum payments	59,372
Less: present value adjustment	18,969
Total	$40,403

The following table presents rent expense for the Company’s office leases recorded in other expenses on the consolidated statements of operations for the following periods:

	For the Year Ended December 31,
	2023	2022	2021
Rent expense for office leases (1)	$7,951	$9,301	$8,924
(1)     Includes lease expense of $0, $202, and $609 for the years ended December 31, 2023, 2022 and 2021, respectively, for assets classified as held for sale for the periods prior to July 1, 2022.

The Company entered into a sublease of their former corporate office space in December 2022. As a result of the sublease, future lease payments will be offset by $1,842 annually from July 2023 through and August 2029.

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

TIPTREE INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2023
(in thousands, except share data)

for Spoliation of Evidence held in abeyance. The Company has appealed the Subclass A Order and Subclass B Order and all interlocutory orders made final by entry of the Subclass A Order and Subclass B Order.

In December 2022, the court dismissed the plaintiffs’ KCPA claims as to both Subclass A Order and Subclass B Order. The court also dismissed the plaintiffs’ breach of covenant of good faith and fair dealing claim as to Subclass B Order but declined to dismiss such claim as to Subclass A Order pending resolution of the Company’s appeal. The trial, previously scheduled for December 2023 has been remanded while the matter is on appeal.

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

The following table presents a reconciliation of basic and diluted net income per common share for the following periods:

	For the Year Ended December 31,
	2023	2022	2021
Net income (loss)	$39,997	$3,561	$44,051
Less:
Net income (loss) attributable to non-controlling interests	26,046	11,835	5,919
Net income allocated to participating securities	100	—	703
Net income (loss) attributable to Tiptree Inc. common shares - basic	13,851	(8,274)	37,429
Effect of Dilutive Securities:
Securities of subsidiaries	(1,298)	—	(780)
Adjustments to income relating to exchangeable interests and contingent considerations, net of tax	—	—	9
Net income (loss) attributable to Tiptree Inc. common shares - diluted	$12,553	$(8,274)	$36,658
Weighted average number of shares of common stock outstanding - basic	36,693,204	35,531,149	33,223,792
Weighted average number of incremental shares of common stock issuable from exchangeable interests and contingent considerations	925,891	—	464,464
Weighted average number of shares of common stock outstanding - diluted	37,619,095	35,531,149	33,688,256

Basic net income (loss) attributable to common shares	$0.38	$(0.23)	$1.13
Diluted net income (loss) attributable to common shares	$0.33	$(0.23)	$1.09

(23) Related Party Transactions

Corvid Peak is a related party of the Company because Corvid Peak is deemed to be controlled by Michael Barnes, the

TIPTREE INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2023
(in thousands, except share data)

Company’s Executive Chairman. The Company is invested in funds managed by Corvid Peak (the Corvid Peak Funds) and Corvid Peak manages investment portfolio accounts of Fortegra and certain of its subsidiaries under an investment advisory agreement (the IAA). With respect to the Corvid Peak Funds and IAA, the Company incurred $5,206, $3,808, and $1,988 of management and incentive fees for the years ended December 31, 2023, 2022 and 2021, respectively.

Beginning January 1, 2021, Tiptree has been allocated 10.2% of certain profits interests earned by Corvid Peak with an additional 10.2% interest for each of the next consecutive four years. Beginning on January 1, 2024, Tiptree’s percentage interest increased to 42.0% (including interests acquired from former Corvid Peak equity holders).

On November 10, 2022, the Company contributed $505 of cash (representing its pro rata share) to Corvid Peak to fund an escrow account for the repurchase of a revenue share by a third party effective as of January 1, 2025.

Pursuant to the Transition Services Agreement, Tiptree and Corvid Peak have mutually agreed to provide certain services to one another. Payments under the Transition Services Agreement in the years ended December 31, 2023 and 2022 were not material.

Pursuant to a Partner Emeritus Agreement, Tiptree agreed to provide Mr. Inayatullah, a greater than 5% stockholder of the Company, support services and reimburse Mr. Inayatullah for a portion of benefit expenses in exchange for advice and other consulting services as requested by the Company’s Executive Committee. Transactions related to the Partner Emeritus Agreement in the years ended December 31, 2023 and 2022 were not material.

(24) Subsequent Events

On January 1, 2024, Tiptree granted 550,000 performance restricted stock units (PRSUs) to each of Michael Barnes, Executive Chairman and Jonathan Ilany, Chief Executive Officer and awarded 183,333 PRSUs to Randy Maultsby, President and 137,500 PRSUs to Scott McKinney, Chief Financial Officer (together, the “Grantees”). The PRSUs will generally vest upon achievement of a $70 Tiptree share price target (adjusted for dividends paid) prior to the tenth anniversary of the date of grant, subject to the Grantee’s continued employment with Tiptree. This special award reflects Tiptree’s desire for Messrs. Barnes, Ilany, Maultsby and McKinney to continue to lead the Company for a further significant number of years and to create significant shareholder value over time.

On February 27, 2024, the Company’s board of directors declared a quarterly cash dividend of $0.06 per share to holders of common stock with a record date of March 11, 2024, and a payment date of March 18, 2024.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

(a)     Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of its Executive Chairman, Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Exchange Act) as of December 31, 2023. Based upon that evaluation, the Company’s Executive Chairman, Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2023.

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

Based upon its assessment, management concluded that the Company’s internal control over financial reporting as of December 31, 2023 was effective using the COSO Framework.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2023 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm that audited the Company’s consolidated financial statements as of and for the year ended December 31, 2023, as stated in their report, included in Item 8 of this Form 10-K, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023.

(c)     Changes in Internal Control over Financial Reporting

There were no changes in internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the twelve months ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None of the Company’s directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company’s fiscal quarter ended December 31, 2023..

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information concerning our executive officers is incorporated herein by reference to information included in the Proxy Statement for the Company’s 2024 Annual Meeting of Stockholders.
Information with respect to our directors and the nomination process is incorporated herein by reference to information included in the Proxy Statement for the Company’s 2024 Annual Meeting of Stockholders.
Information regarding our audit committee and our audit committee financial experts is incorporated herein by reference to information included in the Proxy Statement for the Company’s 2024 Annual Meeting of Stockholders.
Information required by Item 405 of Regulation S-K is incorporated herein by reference to information included in the Proxy Statement for the Company’s 2024 Annual Meeting of Stockholders.

Item 11. Executive Compensation

Information with respect to executive compensation is incorporated herein by reference to information included in the Proxy Statement for the Company’s 2024 Annual Meeting of Stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information with respect to security ownership of certain beneficial owners and management is incorporated herein by reference to information included in the Proxy Statement for the Company’s 2024 Annual Meeting of Stockholders.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information with respect to such contractual relationships and independence is incorporated herein by reference to the information in the Proxy Statement for the Company’s 2024 Annual Meeting of Stockholders.

Item 14. Principal Accountant Fees and Services

Information with respect to principal accounting fees and services and pre-approval policies are incorporated herein by reference to information included in the Proxy Statement for the Company’s 2024 Annual Meeting of Stockholders.

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

10.7	Form of Restricted Stock Unit Agreement under the Registrant’s 2017 Omnibus Incentive Plan (2024 Form) (filed herewith).**
10.8
Form of Performance Restricted Stock Unit Agreement (previously filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-33549), filed on August 8, 2022 and herein incorporated by reference).**

10.9	Form of Performance Restricted Stock Unit Agreement under the Registrant’s 2017 Omnibus Incentive Plan (2024 Form) (filed herewith).**
10.10
Form of Indemnification Agreement (previously filed as Exhibit 10.9 to the Registrant’s Registration Statement on Form S-11, as amended (File No. 333-141634), filed on June 7, 2007 and herein incorporated by reference).

10.11
Tiptree Inc. 2023 Deferred Compensation Plan (previously filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-33549), filed on August 2, 2023 and herein incorporated by reference).**

10.12
Amended and Restated Transition Services Agreement between Tricadia Holdings, L.P. and Tiptree Inc., dated as of February 15, 2019 (previously filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 001-33549), filed on April 22, 2019 and herein incorporated by reference).

10.13
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

10.14
Second Amendment to Credit Agreement, dated as of January 31, 2023, by and among South Bay Acceptance Corporation, South Bay Funding LLC, the lenders from time to time party thereto and Fifth Third Bank, National Association as the administrative agent (previously filed as Exhibit 10.11 to the Registrant’s Annual Report on Form 10-K (File No. 001-33549) filed on March 8, 2023 and herein incorporated by reference).

10.15
Amended and Restated Credit Agreement dated as of October 6, 2023 by and among South Bay Acceptance Corporation, South Bay Funding LLC, the lenders from time to time party thereto and Fifth Third Bank, National Association as the administrative agent (previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-33549), filed on October 11, 2023 and herein incorporated by reference.

10.16
Equity Interest Purchase Agreement, dated December 16, 2019, by and among Tiptree Warranty Holdings, LLC and Peter Masi (previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-33549), filed on December 17, 2019 and herein incorporated by reference).

10.17
First Amendment to the Equity Interest Purchase Agreement, effective November 3, 2021, by and among Fortegra Warranty Holdings, LLC and Peter Masi (previously filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-33549) filed on November 3, 2021 and herein incorporated by reference).

10.18	Amendment No. 5 to Partner Emeritus Agreement, effective December 1, 2023, by and between Tiptree Inc. and Arif Inayatullah (filed herewith).
10.19
Stockholders Agreement between and among Tiptree Holdings LLC, The Fortegra Group Inc. and WP Falcon Aggregator, L.P. (previously filed as Exhibit 10.5 to the Registrant’s Current Report on Form 8-K (File No. 001-33549) filed on June 21, 2022 and herein incorporated by reference).

10.20	Warrant to Purchase Common Stock (previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-33549) filed on June 21, 2022 and herein incorporated by reference).
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
10.24
Registration Rights Agreement between and among Tiptree Holdings LLC, The Fortegra Group Inc., WP Falcon Aggregator, L.P. and the other holders set forth therein (previously filed as Exhibit 10.6 to the Registrant’s Current Report on Form 8-K (File No. 001-33549) filed on June 21, 2022 and herein incorporated by reference).

10.25
Investment Advisory Agreement by and among Tiptree Inc., The Fortegra Group, LLC and subsidiaries and Corvid Peak Capital Management, LLC effective as of May 3, 2021 and July 1, 2021 (previously filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-33549) filed on August 4, 2021 and herein incorporated by reference).

10.26
Amended and Restated Executive Separation and Transition Agreement by and among Tiptree Inc. and Sandra Bell, dated as of February 28, 2023 (previously filed as Exhibit 10.24 to the Registrant’s Annual Report on Form 10-K (File No. 001-33549) filed on March 8, 2023 and herein incorporated by reference).**

10.27
Executive Employment Agreement by and among Tiptree Inc. and Scott McKinney, dated as of October 14, 2022 (previously filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 001-33549), filed on October 17, 2022 and herein incorporated by reference).**

21.1	Subsidiaries of the Registrant (filed herewith).
23.1	Consent of Independent Registered Public Accounting Firm (filed herewith).
31.1	Certification of Executive Chairman pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.3	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification of Executive Chairman pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
32.2	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
32.3	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
97	Policy for Recoupment of Incentive Compensation (filed herewith).**
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
104	Cover Page Interactive Data File (embedded within the iXBRL document and included in Exhibit 101).

* Attached as Exhibit 101 to this Annual Report on Form 10-K are the following materials, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets (audited) for December 31, 2023 and 2022, (ii) the Consolidated Statements of Operations (audited) for the years ended December 31, 2023, 2022 and 2021, (iii) the Consolidated Statements of Comprehensive Income (Loss) (audited) for the years ended December 31, 2023, 2022 and 2021, (iv) the Consolidated Statements of Changes in Stockholders’ Equity (audited) for the years ended December 31, 2023, 2022 and 2021, (v) the Consolidated Statements of Cash Flows (audited) for the years ended December 31, 2023, 2022 and 2021 and (vi) the Notes to the Consolidated Financial Statements (audited).

** Denotes a management contract or compensatory plan, contract or arrangement.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Tiptree Inc. has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Tiptree Inc.
Date:	February 29, 2024	By:/s/ Jonathan Ilany
Jonathan Ilany
Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Jonathan Ilany Jonathan Ilany	Chief Executive Officer and Director (Principal Executive Officer)	February 29, 2024

/s/ Scott McKinney Scott McKinney	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 29, 2024

/s/ Michael G. Barnes Michael G. Barnes	Executive Chairman and Director	February 29, 2024

/s/ Randy S. Maultsby Randy S. Maultsby	President and Director	February 29, 2024

/s/ Paul M. Friedman Paul M. Friedman	Director	February 29, 2024

/s/ Lesley Goldwasser Lesley Goldwasser	Director	February 29, 2024

/s/ Bradley E. Smith Bradley E. Smith	Director	February 29, 2024

/s/ Dominique Mielle Dominique Mielle	Director	February 29, 2024

Schedule II — Financial Information of Registrant

TIPTREE INC.
PARENT COMPANY ONLY STATEMENTS OF INCOME
(All amounts in thousands)	For the Year Ended December 31,
	2023	2022	2021
Revenues
Net realized and unrealized gains (losses)	$6,126	$—	$—
Interest income	4,522	277	259
Other revenue	302	4	67
Total revenues	10,950	281	326
Expenses
Employee compensation and benefits	30,115	27,188	28,060
Interest expense (1)	163	123	—
Professional fees	4,511	6,532	6,656
Rent and facilities	2,003	3,126	1,993
General and administrative	868	755	1,254
Depreciation and amortization	1,327	805	805
Other expenses	1,390	1,675	1,305
Total expenses	40,377	40,204	40,073
Equity in earnings (losses) of subsidiaries, net of tax (1)	40,386	24,778	73,164
Income (loss) before taxes	10,959	(15,145)	33,417
Less: provision (benefit) for income taxes	(2,992)	(6,871)	(4,715)
Net income (loss) attributable to Tiptree Inc. common stockholders	$13,951	$(8,274)	$38,132
(1) Eliminated in consolidation.

TIPTREE INC.
PARENT COMPANY ONLY BALANCE SHEETS
(All amounts in thousands, except share data)	As of December 31,
	2023	2022
Assets
Investment in subsidiaries (1)	$304,866	$293,050
Cash and cash equivalents	45,098	126,111
Available for sale securities, at fair value	30,475	—
Equity securities	37,753	—
Notes and accounts receivable, net	2,124	3,300
Income taxes receivable	304	15,956
Deferred tax assets	22,636	17,571
Right of use assets - operating leases	12,021	13,570
Other assets	12,338	8,768
Total assets	$467,615	$478,326

Liabilities and Stockholders’ Equity
Liabilities
Operating lease liability	$15,829	$18,079
Intercompany payables, net (1)	16,865	48,186
Accrued expenses	18,055	14,696
Total liabilities	$50,749	$80,961
Stockholders' Equity
Preferred stock: $0.001 par value, 100,000,000 shares authorized, none issued or outstanding	$—	$—
Common stock: $0.001 par value, 200,000,000 shares authorized, 36,756,187 and 36,385,299 shares issued and outstanding, respectively	37	36
Additional paid-in capital	382,239	382,645
Accumulated other comprehensive income (loss), net of tax	(26,073)	(39,429)
Retained earnings	60,663	54,113
Total stockholders’ equity	416,866	397,365
Total liabilities and stockholders' equity	$467,615	$478,326
(1) Eliminated in consolidation.
73

TIPTREE INC.
PARENT COMPANY ONLY STATEMENTS OF CASH FLOWS
(All amounts in thousands)	For the Year Ended December 31,
	2023	2022	2021
Operating Activities:
Net income (loss) attributable to Tiptree Inc. common stockholders	$13,951	$(8,274)	$38,132
Adjustments to reconcile net income to net cash provided by operating activities
Equity in earnings of subsidiaries(1)	(40,386)	(24,778)	(73,164)
Net realized and unrealized (gains) losses	(6,126)	—	—
Amortization/accretion of premiums and discounts	(1,899)	—	—
Depreciation expense	1,327	805	805
Deferred provision (benefit) for income taxes	(5,453)	1,048	(528)
Non-cash lease expense	1,970	2,512	1,843
Non-cash compensation expense	5,845	7,093	8,580
Net changes in other operating assets and liabilities	13,032	(4,054)	5,412
Net cash provided by (used in) operating activities	(17,739)	(25,648)	(18,920)
Investing Activities:
Purchases of investments	(149,309)	—	—
Proceeds from sales and maturities of investments	90,811	—	—
Proceeds from the sale of businesses	—	—	125
Proceeds from notes receivable	—	—	169
Issuance of notes receivable	—	—	(432)
Net cash flows provided by (used in) provided by investing activities	(58,498)	—	(138)
Financing Activities:
Distributions from subsidiaries (1)	35,906	99,965	30,996
Proceeds from intercompany notes payable (1)	—	43,281	—
Repayment of intercompany notes payable (1)	(33,281)	—	—
Cash received for the exercise of warrants	—	13,724	—
Dividends paid	(7,401)	(5,759)	(5,409)
Repurchases of common stock	—	(1,727)	(2,882)
Subsidiary RSU exchanges	—	(181)	(1,458)
Cash paid in connection with the vesting of units	—	—	(445)
Net cash provided by (used in) financing activities	(4,776)	149,303	20,802
Net increase (decrease) in cash and cash equivalents	(81,013)	123,655	1,744
Cash and cash equivalents at beginning of period	126,111	2,456	712
Cash and cash equivalents at end of period	$45,098	$126,111	$2,456

Cash (received) paid for income taxes	$(15,708)	$(155)	$61
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

Pursuant to the terms discussed in Note—(11) Debt, net in the notes to consolidated financial statements, indebtedness of subsidiaries of Tiptree limits that subsidiary’s ability to pay dividends or make distribution to Tiptree Inc. In addition, certain other subsidiaries’ activities are regulated, or subject to specific restriction on transfers as a result of financing arrangements. As a result of these restrictions, these financial statements of the Registrant have been prepared in accordance with Rule 12-04 of Regulation S-X, as restricted net assets of the Company's subsidiaries (as defined in Rule 4-08(e)(3) of Regulation S-X) exceed 25% of the Company's consolidated net assets as of December 31, 2023.

These financial statements have been prepared on a "parent-only" basis. Under a parent-only presentation, the Parent Company's investments in subsidiaries are presented under the equity method of accounting. Certain information and footnote disclosures
74

normally included in financial statements prepared in accordance with GAAP have been or omitted. The accompanying financial information should be read in conjunction with the Tiptree Inc. consolidated financial statements and related Notes thereto.

Note 2. Dividends Received

The Company received distributions of $35,906, $99,965 and $30,996 for the years ended December 31, 2023, 2022 and 2021, respectively.
75