Form 10-Q
period 2024-03-31
TIPTREE INC.
filed 2024-05-01
CIK 1393726

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly period ended March 31, 2024
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

As of April 30, 2024, there were 36,785,305 shares, par value $0.001, of the registrant’s common stock outstanding.

Tiptree Inc.
Quarterly Report on Form 10-Q
March 31, 2024

PART I. FINANCIAL INFORMATION
Forward-Looking Statements

Except for the historical information included and incorporated by reference in this Quarterly Report on Form 10-Q, the information included and incorporated by reference herein are “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Forward-looking statements provide our current expectations or forecasts of future events and are not statements of historical fact. These forward-looking statements include information about possible or assumed future events, including, among other things, discussion and analysis of our future financial condition, results of operations, our strategic plans and objectives, and government legislation. When we use words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “seek,” “may,” “might,” “plan,” “project,” “should,” “target,” “will,” or similar expressions, we intend to identify forward-looking statements.

Forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, many of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including, but not limited to, those described in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, in this Quarterly Report on Form 10-Q and in our other public filings with the SEC.

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
“Fortegra” or “The Fortegra Group” means The Fortegra Group, Inc. and its subsidiaries.
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
“Tiptree Advisors” means collectively: Tiptree Advisors Holdings, L.P., Tiptree Advisors, LLC, Tiptree GP Holdings, LLC and Tiptree Holdings GP, LLC.
“Tiptree Advisors Funds” means Corvid Peak Restructuring Partners Onshore Fund LLC and Albatross CP LLC.
“Tiptree Holdings” means Tiptree Holdings LLC.
“Transition Services Agreement” means the Amended and Restated Transition Services Agreement between Tiptree Advisors and Tiptree Inc., effective as of January 1, 2019.
“Warburg” means WP Falcon Aggregator, L.P., a Delaware limited partnership affiliated with funds advised or managed by Warburg Pincus LLC.
“WP Transaction” means the $200 million strategic investment in Fortegra by Warburg.

TIPTREE INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (Unaudited)
(in thousands, except share data)

	As of
	March 31, 2024	December 31, 2023
Assets:
Investments:
Available for sale securities, at fair value, net of allowance for credit losses	$781,196	$802,609
Loans, at fair value	69,039	69,556
Equity securities	58,414	68,308
Other investments	90,989	111,088
Total investments	999,638	1,051,561
Cash and cash equivalents	474,555	468,711
Restricted cash	128,402	23,850
Notes and accounts receivable, net	722,017	684,608
Reinsurance recoverable	911,048	953,886
Prepaid reinsurance premiums	907,758	900,524
Deferred acquisition costs	564,873	565,746
Goodwill	205,928	206,155
Intangible assets, net	114,540	118,757
Other assets	161,180	165,515
Total assets	$5,189,939	$5,139,313

Liabilities and Stockholders’ Equity
Liabilities:
Debt, net	$405,756	$402,411
Unearned premiums	1,659,650	1,695,058
Policy liabilities and unpaid claims	962,419	844,848
Deferred revenue	672,360	673,085
Reinsurance payable	539,349	543,602
Other liabilities and accrued expenses	351,767	403,744
Total liabilities	$4,591,301	$4,562,748

Stockholders’ Equity:
Preferred stock: $0.001 par value, 100,000,000 shares authorized, none issued or outstanding	$—	$—
Common stock: $0.001 par value, 200,000,000 shares authorized, 36,781,281 and 36,756,187 shares issued and outstanding, respectively	37	37
Additional paid-in capital	385,138	382,239
Accumulated other comprehensive income (loss), net of tax	(27,928)	(26,073)
Retained earnings	67,488	60,663
Total Tiptree Inc. stockholders’ equity	424,735	416,866
Non-controlling interests:
Fortegra preferred interests	77,679	77,679
Common interests	96,224	82,020
Total non-controlling interests	173,903	159,699
Total stockholders’ equity	598,638	576,565
Total liabilities and stockholders’ equity	$5,189,939	$5,139,313

See accompanying notes to condensed consolidated financial statements.

TIPTREE INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations (Unaudited)
(in thousands, except share data)

	Three Months Ended March 31,
	2024	2023
Revenues:
Earned premiums, net	$347,310	$265,330
Service and administrative fees	110,487	92,032
Ceding commissions	2,744	3,645
Net investment income	6,758	5,109
Net realized and unrealized gains (losses)	15,624	2,177
Other revenue	15,298	13,332
Total revenues	498,221	381,625
Expenses:
Policy and contract benefits	207,664	141,675
Commission expense	156,948	146,450
Employee compensation and benefits	49,186	40,798
Interest expense	8,290	6,465
Depreciation and amortization	5,568	5,253
Other expenses	40,866	32,811
Total expenses	468,522	373,452
Income (loss) before taxes	29,699	8,173
Less: provision (benefit) for income taxes	13,818	5,022
Net income (loss)	15,881	3,151
Less: net income (loss) attributable to non-controlling interests	6,831	4,213
Net income (loss) attributable to common stockholders	$9,050	$(1,062)

Net income (loss) per common share:
Basic earnings per share	$0.24	$(0.03)
Diluted earnings per share	$0.22	$(0.03)

Weighted average number of common shares:
Basic	36,769,810	36,522,946
Diluted	37,779,412	36,522,946

Dividends declared per common share	$0.06	$0.05

See accompanying notes to condensed consolidated financial statements.

TIPTREE INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
(in thousands)

	Three Months Ended March 31,
	2024	2023
Net income (loss)	$15,881	$3,151

Other comprehensive income (loss), net of tax:
Change in unrealized gains (losses) on available for sale securities	(4,756)	9,501
Change in unrealized currency translation adjustments	420	2,932
Related (provision) benefit for income taxes	1,796	(4,035)
Other comprehensive income (loss), net of tax	(2,540)	8,398
Comprehensive income (loss)	13,341	11,549
Less: comprehensive income (loss) attributable to non-controlling interests	6,146	6,275
Comprehensive income (loss) attributable to common stockholders	$7,195	$5,274

See accompanying notes to condensed consolidated financial statements.

TIPTREE INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)
(in thousands, except shares)

	Common stock						Non-controlling interests
	Number of shares	Par value	Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings	Total Tiptree Inc. stockholders’ equity	Fortegra preferred interests	Common interests	Total stockholders' equity
Balance at December 31, 2023	36,756,187	$37	$382,239	$(26,073)	$60,663	$416,866	$77,679	$82,020	$576,565
Amortization of share-based incentive compensation	—	—	2,984	—	—	2,984	—	723	3,707
Vesting of share-based incentive compensation	25,094	—	(85)	—	—	(85)	—	(622)	(707)
Non-controlling interest contributions	—	—	—	—	—	—	—	9,621	9,621
Non-controlling interest distributions	—	—	—	—	—	—	—	(69)	(69)
Common stock dividends declared	—	—	—	—	(2,225)	(2,225)	—	—	(2,225)
Other comprehensive income (loss), net of tax	—	—	—	(1,855)	—	(1,855)	—	(685)	(2,540)
Subsidiary preferred dividends declared	—	—	—	—	(1,595)	(1,595)	—	—	(1,595)
Net income (loss)	—	—	—	—	10,645	10,645	—	5,236	15,881
Balance at March 31, 2024	36,781,281	$37	$385,138	$(27,928)	$67,488	$424,735	$77,679	$96,224	$598,638

	Common stock						Non-controlling interests
	Number of shares	Par value	Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings	Total Tiptree Inc. stockholders’ equity	Fortegra preferred interests	Common interests	Total stockholders' equity
Balance at December 31, 2022	36,385,299	$36	$382,645	$(39,429)	$54,113	$397,365	$77,679	$58,529	$533,573
Amortization of share-based incentive compensation	—	—	2,173	—	—	2,173	—	41	2,214
Vesting of share-based incentive compensation	294,642	1	(565)	—	—	(564)	—	(470)	(1,034)
Shares issued upon exercise of options	55,007	—	—	—	—	—	—	—	—
Non-controlling interest distributions	—	—	(1,751)	—	—	(1,751)	—	(3,174)	(4,925)
Net change in non-controlling interests and other	—	—	—	—	—	—	—	3,608	3,608
Common stock dividends declared	—	—	—	—	(1,850)	(1,850)	—	—	(1,850)
Other comprehensive income (loss), net of tax	—	—	—	6,336	—	6,336	—	2,062	8,398
Subsidiary preferred dividends declared	—	—	—	—	(1,578)	(1,578)	—	—	(1,578)
Net income (loss)	—	—	—	—	516	516	—	2,635	3,151
Balance at March 31, 2023	36,734,948	$37	$382,502	$(33,093)	$51,201	$400,647	$77,679	$63,231	$541,557

See accompanying notes to condensed consolidated financial statements.

TIPTREE INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Three Months Ended March 31,
	2024	2023
Operating Activities:
Net income (loss) attributable to common stockholders	$9,050	$(1,062)
Net income (loss) attributable to non-controlling interests	6,831	4,213
Net income (loss)	15,881	3,151
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Net realized and unrealized (gains) losses	(15,624)	(2,177)
Non-cash compensation expense	3,845	2,214
Amortization/accretion of premiums and discounts	(1,736)	(459)
Depreciation and amortization expense	5,568	5,253
Non-cash lease expense	1,990	2,069
Deferred provision (benefit) for income taxes	12,779	4,100
Amortization of deferred financing costs	300	269
Change in fair value of liability classified warrants	4,211	(118)
Other	217	66
Changes in operating assets and liabilities:
Mortgage loans originated for sale	(210,402)	(202,836)
Proceeds from the sale of mortgage loans originated for sale	218,116	202,555
(Increase) decrease in notes and accounts receivable	(34,191)	15,662
(Increase) decrease in reinsurance recoverable	42,838	(86,594)
(Increase) decrease in prepaid reinsurance premiums	(7,234)	(34,756)
(Increase) decrease in deferred acquisition costs	873	(3,994)
(Increase) decrease in other assets	(1,109)	17,823
Increase (decrease) in unearned premiums	(35,408)	45,777
Increase (decrease) in policy liabilities and unpaid claims	117,571	72,615
Increase (decrease) in deferred revenue	(725)	7,041
Increase (decrease) in reinsurance payable	(4,253)	40,042
Increase (decrease) in other liabilities and accrued expenses	(50,803)	(44,657)
Net cash provided by (used in) operating activities	62,704	43,046
Investing Activities:
Purchases of investments	(282,567)	(504,104)
Proceeds from sales and maturities of investments	326,829	289,282
Purchases of property, plant and equipment	(787)	(4,947)
Proceeds from notes receivable	23,872	24,833
Issuance of notes receivable	(26,878)	(30,057)
Business and asset acquisitions, net of cash and deposits	—	(22,530)
Net cash provided by (used in) investing activities	40,469	(247,523)
Financing Activities:
Dividends paid	(3,820)	(3,446)
Net non-controlling interest (redemptions) contributions and other	8,751	(6,079)
Payment of debt issuance costs	(140)	(183)
Proceeds from borrowings and mortgage notes payable	253,892	370,394
Principal paydowns of borrowings and mortgage notes payable	(250,706)	(282,384)
Net cash provided by (used in) financing activities	7,977	78,302
Effect of exchange rate changes on cash	(754)	1,258
Net increase (decrease) in cash, cash equivalents and restricted cash	110,396	(124,917)
Cash, cash equivalents and restricted cash – beginning of period	492,561	550,847
Cash, cash equivalents and restricted cash – end of period	$602,957	$425,930
Supplemental Schedule of Non-Cash Investing and Financing Activities:
Right of use asset obtained in exchange for lease liability	$—	$397
	As of
Reconciliation of cash, cash equivalents and restricted cash	March 31, 2024	December 31, 2023
Cash and cash equivalents	$474,555	$468,711
Restricted cash	128,402	23,850
Total cash, cash equivalents and restricted cash shown in the statements of cash flows	$602,957	$492,561
See accompanying notes to condensed consolidated financial statements.

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2024
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

On June 21, 2022, the Company closed the WP Transaction whereby Warburg invested $200,000 in Fortegra in exchange for Fortegra Common Stock, Fortegra Preferred Stock, Fortegra Warrants and Fortegra Additional Warrants. See Note (16) Stockholders' Equity for additional information regarding the terms of the securities issued in connection with the closing of the WP Transaction. As of March 31, 2024, Fortegra was owned approximately 79.3% by Tiptree Holdings, 17.7% by Warburg and 3.0% by management and directors of Fortegra, before giving effect to the exercise of outstanding warrants and the conversion of outstanding preferred stock.

(2) Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements of Tiptree have been prepared in accordance with generally accepted accounting principles in the United States of America (GAAP) and include the accounts of the Company and its subsidiaries. The condensed consolidated financial statements are presented in U.S. dollars, the main operating currency of the Company. The unaudited condensed consolidated financial statements presented herein should be read in conjunction with the annual audited financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023. In the opinion of management, the accompanying unaudited interim financial information reflects all adjustments, including normal recurring adjustments necessary to present fairly the Company’s financial position, results of operations, comprehensive income and cash flows for each of the interim periods presented. The results of operations for the three months ended March 31, 2024 are not necessarily indicative of the results that may be expected for the full year ending on December 31, 2024.

Non-controlling interests (NCI) on the condensed consolidated balance sheets represent the ownership interests in certain consolidated subsidiaries held by entities or persons other than Tiptree. Accounts and transactions between consolidated entities have been eliminated.

Recent Accounting Standards

Recently Adopted Accounting Pronouncements

During the three months ended March 31, 2024, there were no accounting standards adopted by the Company.

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2024
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
2023-09, Income Taxes (Topic 740) Improvements to Income Tax Disclosures
The amendments in this update enhance the transparency and decision usefulness of income tax disclosures. Investors, lenders, creditors, and other allocators of capital (collectively, “investors”) indicated that the existing income tax disclosures should be enhanced to provide information to better assess how an entity’s operations and related tax risks and tax planning and operational opportunities affect its tax rate and prospects for future cash flows. Investors currently rely on the rate reconciliation table and other disclosures, including total income taxes paid, to evaluate income tax risks and opportunities. While investors find these disclosures helpful, they suggested possible enhancements to better (1) understand an entity’s exposure to potential changes in jurisdictional tax legislation and the ensuing risks and opportunities, (2) assess income tax information that affects cash flow forecasts and capital allocation decisions, and (3) identify potential opportunities to increase future cash flows.
		The amendments in this update are effective for annual periods beginning after December 15, 2024.	The Company is evaluating timing on when to adopt the guidance within the year.

(3) Acquisitions

Acquisition of Premia Solutions Limited

On February 6, 2023, a subsidiary of Fortegra acquired a majority of the equity interests in Premia for total cash consideration of approximately $19,726, net of cash acquired of $3,873. Premia is an intermediate provider of automotive protection products in the United Kingdom.

Identifiable assets acquired were primarily made up of goodwill and intangible assets. Management’s allocation of the purchase price to the net assets acquired resulted in the recording of goodwill and intangible assets of $18,359 and $18,152, respectively. See Note (8) Goodwill and Intangible Assets, net.

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
March 31, 2024
(in thousands, except share data)

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

Other includes our remaining maritime shipping operations, asset management and other investments.

The tables below present the components of revenue, expense, income (loss) before taxes, and assets for our reportable segments as well as Tiptree Capital - Other for the following periods:

	Three Months Ended March 31, 2024
		Tiptree Capital
	Insurance	Mortgage	Other	Total
Total revenues	$478,756	$15,891	$3,574	$498,221
Total expenses	(441,945)	(15,138)	(581)	(457,664)
Corporate expenses	—	—	—	(10,858)
Income (loss) before taxes	$36,811	$753	$2,993	$29,699
Less: provision (benefit) for income taxes				13,818
Net income (loss)				$15,881
Less: net income (loss) attributable to non-controlling interests				6,831
Net income (loss) attributable to common stockholders				$9,050

	Three Months Ended March 31, 2023
		Tiptree Capital
	Insurance	Mortgage	Other	Total
Total revenues	$368,444	$11,561	$1,620	$381,625
Total expenses	(348,999)	(14,126)	(178)	(363,303)
Corporate expenses	—	—	—	(10,149)
Income (loss) before taxes	$19,445	$(2,565)	$1,442	$8,173
Less: provision (benefit) for income taxes				5,022
Net income (loss)				$3,151
Less: net income (loss) attributable to non-controlling interests				4,213
Net income (loss) attributable to common stockholders				$(1,062)

The Company conducts its operations primarily in the U.S. with 5.2% and 4.0% of total revenues generated overseas for the three months ended March 31, 2024 and 2023, respectively.

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2024
(in thousands, except share data)

The following table presents the reportable segments, Tiptree Capital - Other and Corporate assets for the following periods:

	As of March 31, 2024					As of December 31, 2023
		Tiptree Capital					Tiptree Capital
	Insurance	Mortgage	Other	Corporate	Total	Insurance	Mortgage	Other	Corporate	Total
Total assets	$4,930,405	$164,794	$70,697	$24,043	$5,189,939	$4,835,685	$160,147	$126,624	$16,857	$5,139,313

(5) Investments

The following table presents the Company's investments related to insurance operations and other Tiptree investing activities, measured at fair value as of the following periods:

	As of March 31, 2024
		Tiptree Capital
	Insurance	Mortgage	Other	Total
Available for sale securities, at fair value, net of allowance for credit losses	$750,352	$—	$30,844	$781,196
Loans, at fair value	9,094	59,945	—	69,039
Equity securities	44,557	—	13,857	58,414
Other investments	87,116	3,477	396	90,989
Total investments	$891,119	$63,422	$45,097	$999,638

	As of December 31, 2023
		Tiptree Capital
	Insurance	Mortgage	Other	Total
Available for sale securities, at fair value, net of allowance for credit losses	$772,135	$—	$30,474	$802,609
Loans, at fair value	11,218	58,338	—	69,556
Equity securities	27,113	—	41,195	68,308
Other investments	106,760	3,931	397	111,088
Total investments	$917,226	$62,269	$72,066	$1,051,561

Available for Sale Securities, at fair value

A majority of the Company’s investments in Available for Sale Securities, at fair value, net of allowance for credit losses (AFS securities) as of March 31, 2024 and December 31, 2023 are held by subsidiaries in the insurance segment. The following tables present the Company's investments in AFS securities:

	As of March 31, 2024
	Amortized cost	Allowance for credit losses(1)	Gross unrealized gains	Gross unrealized losses	Fair value
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$391,919	$—	$517	$(30,255)	$362,181
Obligations of state and political subdivisions	47,812	(1)	12	(3,373)	44,450
Corporate securities	353,137	(179)	1,580	(9,372)	345,166
Asset backed securities	28,480	(26)	1	(2,970)	25,485
Certificates of deposit	1,724	—	—	—	1,724
Obligations of foreign governments	2,343	—	—	(153)	2,190
Total	$825,415	$(206)	$2,110	$(46,123)	$781,196

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2024
(in thousands, except share data)

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

	As of
	March 31, 2024		December 31, 2023
	Amortized cost	Fair value	Amortized cost	Fair value
Due in one year or less	$108,527	$108,140	$247,613	$246,489
Due after one year through five years	392,641	379,819	318,763	307,423
Due after five years through ten years	99,063	86,232	46,377	39,221
Due after ten years	196,704	181,520	200,130	183,290
Asset backed securities	28,480	25,485	29,275	26,186
Total	$825,415	$781,196	$842,158	$802,609

The following tables present the gross unrealized losses on AFS securities by length of time that individual AFS securities have been in a continuous unrealized loss position for less than twelve months, and twelve months or greater and do not have an allowance for credit losses:

	As of March 31, 2024
	Less Than or Equal to One Year			More Than One Year
	Fair value	Gross unrealized losses	# of Securities(1)	Fair value	Gross unrealized losses	# of Securities(1)
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$84,327	$(1,554)	229	$215,186	$(28,701)	605
Obligations of state and political subdivisions	9,623	(72)	34	31,423	(3,301)	108
Corporate securities	128,540	(908)	420	121,738	(8,464)	448
Asset backed securities	—	—	—	24,386	(2,970)	139
Obligations of foreign governments	—	—	—	1,245	(153)	6
Total	$222,490	$(2,534)	683	$393,978	$(43,589)	1,306

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2024
(in thousands, except share data)

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
(1)    Presented in whole numbers.

Management believes that it is more likely than not that the Company will be able to hold the fixed maturity AFS securities that were in an unrealized loss position as of March 31, 2024 until full recovery of their amortized cost basis.

The table below presents a roll-forward of the activity in the allowance for credit losses on AFS securities by type as of March 31, 2024:

	Obligations of state and political subdivisions	Corporate securities	Asset backed securities	Obligations of foreign governments	Total
Balance at December 31, 2022	$(3)	$(183)	$(1)	$(3)	$(190)
(Increase) in allowance for credit losses	—	(34)	—	—	(34)
Gains from recoveries of amounts previously written off	1	79	—	—	80
Balance at March 31, 2023	$(2)	$(138)	$(1)	$(3)	$(144)

Balance at December 31, 2023	$(1)	$(73)	$(10)	$—	$(84)
(Increase) in allowance for credit losses	—	(61)	(16)	—	(77)
Additions for AFS securities purchased with credit deterioration during the year	—	(52)	—	—	(52)
Reduction in credit losses due to AFS securities sold during the year	—	1	—	—	1
Gains from recoveries of amounts previously written off	—	6	—	—	6
Balance at March 31, 2024	$(1)	$(179)	$(26)	$—	$(206)

The Company applies a discounted cash flow model, based on assumptions and model outputs provided by an investment management company, in determining its lifetime expected credit losses on AFS securities. This includes determining the present value of expected future cash flows discounted at the book yield of the security.

The table below presents the amount of gains from recoveries (credit losses) on AFS securities recorded by the Company for the following period:

	Three Months Ended March 31,
	2024	2023
Net gains from recoveries (credit losses) on AFS securities	$(122)	$46

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

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2024
(in thousands, except share data)

	As of
	March 31, 2024	December 31, 2023
Fair value of restricted investments in trust pursuant to reinsurance agreements	$72,340	$49,735
Fair value of restricted investments for special deposits required by state insurance departments	16,696	16,694
Total fair value of restricted investments	$89,036	$66,429

The following table presents additional information on the Company’s AFS securities:

	Three Months Ended March 31,
	2024	2023
Purchases of AFS securities	$167,933	$207,812

Proceeds from maturities, calls and prepayments of AFS securities	$170,427	$18,170

Gross proceeds from sales of AFS securities	$14,812	$1,557

The following table presents the gross realized gains and gross realized losses from sales and redemptions of AFS securities:

	Three Months Ended March 31,
	2024	2023
Gross realized (losses)	(116)	(365)
Total net realized gains (losses) from investment sales and redemptions	$(116)	$(365)

Loans, at fair value

The following table presents the Company’s investments in loans measured at fair value and the Company’s investments in loans measured at fair value pledged as collateral:

	As of March 31, 2024				As of December 31, 2023
	Fair value	Unpaid principal balance (UPB)	Fair value exceeds / (below) UPB	Pledged as collateral	Fair value	Unpaid principal balance (UPB)	Fair value exceeds / (below) UPB	Pledged as collateral
Insurance:
Corporate loans (1)	$9,094	$12,671	$(3,577)	$—	$11,218	$14,671	$(3,453)	$—
Mortgage:
Mortgage loans held for sale (2)	59,945	58,533	1,412	59,239	58,338	56,481	1,857	57,248
Total loans, at fair value	$69,039	$71,204	$(2,165)	$59,239	$69,556	$71,152	$(1,596)	$57,248
(1)    The cost basis of Corporate loans was approximately $12,671 and $14,671 at March 31, 2024 and December 31, 2023, respectively.
(2)    As of March 31, 2024, there were three mortgage loans held for sale that were 90 days or more past due. As of December 31, 2023, there were three mortgage loans held for sale that were 90 days or more past due.

Equity Securities

Equity securities consist mainly of publicly traded common and preferred stocks and fixed income exchange traded funds. Included within the equity securities balance are 16.98 million shares of Invesque as of March 31, 2024 and December 31, 2023, for which the Company has elected to apply the fair value option. The following table presents information on the cost and fair value of the Company’s equity securities related to Insurance and Tiptree Capital as of the following periods:

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2024
(in thousands, except share data)

	As of March 31, 2024
	Insurance		Tiptree Capital - Other		Total
	Cost	Fair Value	Cost	Fair Value	Cost	Fair Value
Invesque	$23,339	$108	$111,490	$517	$134,829	$625
Fixed income exchange traded funds	40	41	—	—	40	41
Other equity securities	38,641	44,408	9,953	13,340	48,594	57,748
Total equity securities	$62,020	$44,557	$121,443	$13,857	$183,463	$58,414

	As of December 31, 2023
	Insurance		Tiptree Capital - Other		Total
	Cost	Fair Value	Cost	Fair Value	Cost	Fair Value
Invesque	$23,339	$719	$111,490	$3,442	$134,829	$4,161
Fixed income exchange traded funds	1,339	1,349	—	—	1,339	1,349
Other equity securities	22,741	25,045	29,942	37,753	52,683	62,798
Total equity securities	$47,419	$27,113	$141,432	$41,195	$188,851	$68,308

Other Investments

The following table contains information regarding the Company’s other investments as of the following periods:

	As of March 31, 2024
		Tiptree Capital
	Insurance	Mortgage	Other	Total
Corporate bonds, at fair value (1)	$40,625	$—	$—	$40,625
Debentures	28,462	—	—	28,462
Investment in credit fund	18,014	—	—	18,014
Other	15	3,477	396	3,888
Total other investments	$87,116	$3,477	$396	$90,989

	As of December 31, 2023
		Tiptree Capital
	Insurance	Mortgage	Other	Total
Corporate bonds, at fair value (1)	$62,081	$—	$—	$62,081
Debentures	25,648	—	—	25,648
Investment in credit fund	11,830	—	—	11,830
Other	7,201	3,931	397	11,529
Total other investments	$106,760	$3,931	$397	$111,088

(1)    The cost basis of corporate bonds was $39,378 and $59,315 as of March 31, 2024 and December 31, 2023, respectively.

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2024
(in thousands, except share data)

Net Investment Income - Insurance

Net investment income represents investment income and expense from investments related to insurance operations as disclosed within net investment income on the condensed consolidated statements of operations. The following table presents the components of net investment income by source of income:

	Three Months Ended March 31,
	2024	2023
Interest:
AFS securities	$6,611	$4,288
Loans, at fair value	40	125
Other investments	1,861	2,075
Dividends from equity securities	86	42
Subtotal	8,598	6,530
Less: investment expenses	1,840	1,421
Net investment income	$6,758	$5,109

Other Investment Income - Tiptree Capital
Other investment income represents revenue from non-insurance activities as disclosed within other revenue on the condensed consolidated statements of operations, see Note (15) Other Revenue and Other Expenses. The following tables present the components of other investment income by type:

	Three Months Ended March 31,
	2024	2023
Interest income from Loans, at fair value	$816	$610
Loan fee income	4,381	3,844
Other	1,019	316
Other investment income	$6,216	$4,770

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

	Three Months Ended March 31,
	2024	2023
Net realized gains (losses)
Insurance:
Reclass of unrealized gains (losses) on AFS securities from OCI	$(116)	$(365)
Net gains from recoveries (credit losses) on AFS securities	(122)	46
Net realized gains (losses) on loans	58	2
Net realized gains (losses) on equity securities	1,188	(854)
Net realized gains (losses) on corporate bonds	2,435	(975)
Other	(963)	(398)
Tiptree Capital
Mortgage:
Net realized gains (losses) on loans	10,823	9,671
Other	159	383
Other:
Net realized gains (losses) on equity securities	9,490	—

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2024
(in thousands, except share data)

Total net realized gains (losses)	$22,952	$7,510

Net unrealized gains (losses)
Insurance:
Net change in unrealized gains (losses) on loans	$(124)	$(2,158)
Net unrealized gains (losses) on equity securities held at period end	3,022	(379)
Reclass of unrealized (gains) losses from prior periods for equity securities sold	(53)	(14)
Other	(2,506)	488
Tiptree Capital
Mortgage:
Net change in unrealized gains (losses) on loans	(445)	548
Other	127	(3,496)
Other:
Net unrealized gains (losses) on equity securities held at period end	(959)	(322)
Reclass of unrealized (gains) losses from prior periods for equity securities sold	(6,390)	—
Total net unrealized gains (losses)	(7,328)	(5,333)
Total net realized and unrealized gains (losses)	$15,624	$2,177

(6) Notes and Accounts Receivable, net

The following table presents the total notes and accounts receivable, net:

	As of
	March 31, 2024	December 31, 2023
Accounts and premiums receivable, net	$298,601	$260,383
Retrospective commissions receivable	241,064	250,788
Notes receivable, net	137,089	134,131
Other receivables	45,263	39,306
Total notes and accounts receivable, net	$722,017	$684,608

The following table presents the total valuation allowance and bad debt expense for the following periods:

	Valuation allowance		Bad Debt Expense
	As of		Three Months Ended March 31,
	March 31, 2024	December 31, 2023	2024	2023
Notes receivable, net - premium financing program (1)	$82	$46	$45	$40

Accounts and premiums receivable, net	$384	$66	$172	$9
(1)    As of March 31, 2024 and December 31, 2023, there were $398 and $219 in balances classified as 90 days plus past due, respectively.

(7) Reinsurance Recoverable and Prepaid Reinsurance Premiums

The following table presents the effect of reinsurance on premiums written and earned by our insurance business for the following periods:

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2024
(in thousands, except share data)

	Direct Amount	Ceded to Other Companies	Assumed from Other Companies	Net Amount	Percentage of Amount - Assumed to Net
Three Months Ended March 31, 2024
Premiums written:
Life insurance	$17,344	$8,935	$231	$8,640	2.7%
Accident and health insurance	29,978	20,101	415	10,292	4.0%
Property and liability insurance	409,785	222,664	112,098	299,219	37.5%
Total premiums written	$457,107	$251,700	$112,744	$318,151	35.4%

Premiums earned:
Life insurance	$20,693	$10,621	$214	$10,286	2.1%
Accident and health insurance	34,070	23,081	418	11,407	3.7%
Property and liability insurance	400,830	215,897	140,684	325,617	43.2%
Total premiums earned	$455,593	$249,599	$141,316	$347,310	40.7%

Three Months Ended March 31, 2023
Premiums written:
Life insurance	$17,287	$8,590	$57	$8,754	0.7%
Accident and health insurance	29,244	19,509	5,961	15,696	38.0%
Property and liability insurance	378,387	222,590	100,899	256,696	39.3%
Total premiums written	$424,918	$250,689	$106,917	$281,146	38.0%

Premiums earned:
Life insurance	$20,697	$10,354	$81	$10,424	0.8%
Accident and health insurance	34,381	23,274	5,976	17,083	35.0%
Property and liability insurance	306,769	172,854	103,908	237,823	43.7%
Total premiums earned	$361,847	$206,482	$109,965	$265,330	41.4%

The following table presents the components of policy and contract benefits, including the effect of reinsurance on losses and loss adjustment expenses (LAE) incurred:

	Direct Amount	Ceded to Other Companies	Assumed from Other Companies	Net Amount	Percentage of Amount - Assumed to Net
Three Months Ended March 31, 2024
Losses and LAE Incurred
Life insurance	$12,201	$6,717	$(32)	$5,452	(0.6)%
Accident and health insurance	5,529	4,058	871	2,342	37.2%
Property and liability insurance	181,685	104,395	90,296	167,586	53.9%
Total losses and LAE incurred	$199,415	$115,170	$91,135	$175,380	52.0%
	Member benefit claims (1)			32,284
	Total policy and contract benefits			$207,664
Three Months Ended March 31, 2023
Losses and LAE Incurred
Life insurance	$13,245	$7,204	$38	$6,079	0.6%
Accident and health insurance	6,567	4,504	4,505	6,568	68.6%
Property and liability insurance	133,690	88,932	56,922	101,680	56.0%
Total losses and LAE incurred	$153,502	$100,640	$61,465	$114,327	53.8%
	Member benefit claims (1)			27,348
	Total policy and contract benefits			$141,675
(1) Member benefit claims are not covered by reinsurance.

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2024
(in thousands, except share data)

The following table presents the components of the reinsurance recoverable:

	As of
	March 31, 2024	December 31, 2023
Ceded claim reserves:
Life insurance	$4,239	$4,733
Accident and health insurance	22,977	22,660
Property and liability insurance	461,272	420,894
Total ceded claim reserves recoverable	488,488	448,287
Other reinsurance settlements recoverable	422,560	505,599
Total reinsurance recoverable	$911,048	$953,886

The following table presents the components of prepaid reinsurance premiums:

	As of
	March 31, 2024	December 31, 2023
Prepaid reinsurance premiums:
Life insurance (1)	$73,033	$74,815
Accident and health insurance (1)	73,460	76,440
Property and liability insurance	761,265	749,269
Total prepaid reinsurance premiums	$907,758	$900,524
(1)    Including policyholder account balances ceded.
The following table presents the aggregate amount included in reinsurance receivables that is comprised of the three largest receivable balances from non-affiliated reinsurers:

As of
March 31, 2024
Total of the three largest receivable balances from non-affiliated reinsurers	$184,202

As of March 31, 2024, the non-affiliated reinsurers from whom our insurance business has the largest receivable balances were: Accredited Insurance (Europe) Limited (A.M. Best Rating: A- rated) (Accredited), Allianz Global Corporate & Specialty SE (A.M. Best Rating: A+ rated) (Allianz), and Accident Fund Insurance Company of America (A.M. Best Rating: A rated) (Accident). Accredited balances are collateralized; the Accident and Allianz balances do not require collateral based on the authorized status of the parties. The Company monitors authorization status, financial statements and A.M. Best ratings of its reinsurers periodically. As of March 31, 2024, the Company does not believe there is a risk of loss due to the concentration of credit risk in the reinsurance program given the related collateralization or reinsurer A.M. Best rating.

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2024
(in thousands, except share data)

(8) Goodwill and Intangible Assets, net

The following table presents identifiable finite and indefinite-lived intangible assets, accumulated amortization, and goodwill by operating segment and/or reporting unit, as appropriate:

	As of March 31, 2024			As of December 31, 2023
Finite-Lived Intangible Assets:	Insurance	Other	Total	Insurance	Other	Total

Customer relationships	$162,680	$—	$162,680	$162,844	$—	$162,844
Accumulated amortization	(78,051)	—	(78,051)	(74,776)	—	(74,776)
Trade names	16,215	800	17,015	16,227	800	17,027
Accumulated amortization	(8,812)	(700)	(9,512)	(8,452)	(680)	(9,132)
Software licensing	17,304	640	17,944	17,372	640	18,012
Accumulated amortization	(10,131)	(640)	(10,771)	(9,891)	(640)	(10,531)
Insurance policies and contracts acquired	36,500	—	36,500	36,500	—	36,500
Accumulated amortization	(36,500)	—	(36,500)	(36,500)	—	(36,500)
Other	1,085	—	1,085	1,088	—	1,088
Accumulated amortization	(611)	—	(611)	(536)	—	(536)
Total finite-lived intangible assets	99,679	100	99,779	103,876	120	103,996
Indefinite-Lived Intangible Assets: (1)
Insurance licensing agreements	13,761	—	13,761	13,761	—	13,761
Other	—	1,000	1,000	—	1,000	1,000
Total indefinite-lived intangible assets	13,761	1,000	14,761	13,761	1,000	14,761
Total intangible assets, net	$113,440	$1,100	$114,540	$117,637	$1,120	$118,757

Goodwill	204,220	1,708	205,928	204,447	1,708	206,155
Total goodwill and intangible assets, net	$317,660	$2,808	$320,468	$322,084	$2,828	$324,912
(1)    Impairment tests are performed at least annually on indefinite-lived intangible assets.

Goodwill

The following table presents the activity in goodwill, by operating segment and/or reporting unit, as appropriate, and includes the adjustments made to the balance of goodwill to reflect the effect of the final valuation adjustments made for acquisitions, as well as the reduction to any goodwill attributable to impairment related charges:

	Insurance	Other	Total
Balance at December 31, 2022	$184,900	$1,708	$186,608
Goodwill acquired (1)	18,359	—	18,359
Foreign currency translation and other	1,188	—	1,188
Balance at December 31, 2023	$204,447	$1,708	$206,155
Foreign currency translation and other	(227)	—	(227)
Balance at March 31, 2024	$204,220	$1,708	$205,928
(1)    See Note (3) Acquisitions for more information.

The Company conducts annual impairment tests of its goodwill as of October 1. For the three months ended March 31, 2024 and 2023, no impairments were recorded on the Company’s goodwill. There was no accumulated impairment recorded in the goodwill balance as of March 31, 2024.

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2024
(in thousands, except share data)

Intangible Assets, net

The following table presents the activity, by operating segment and/or reporting unit, as appropriate, in finite and indefinite-lived other intangible assets and includes the adjustments made to the balance to reflect the effect of any final valuation adjustments made for acquisitions, as well as any reduction attributable to impairment-related charges:

	Insurance	Other	Total
Balance at December 31, 2022	$115,087	$1,928	$117,015
Intangible assets acquired (1)	18,152	—	18,152
Amortization expense	(16,921)	(80)	(17,001)
Foreign currency translation and other	1,319	—	1,319
Impairment	—	(728)	(728)
Balance at December 31, 2023	$117,637	$1,120	$118,757
Amortization expense	(3,971)	(20)	(3,991)
Foreign currency translation and other	(226)	—	(226)
Balance at March 31, 2024	$113,440	$1,100	$114,540
(1) See Note (3) Acquisitions for more information.

The following table presents the amortization expense on finite-lived intangible assets for the following periods:

	Three Months Ended March 31,
	2024	2023
Amortization expense on intangible assets	$3,991	$3,926

For the three months ended March 31, 2024 and 2023, no impairments were recorded on the Company’s intangible assets. The Company recorded $728 of accumulated impairment on intangible assets as of March 31, 2024.

The following table presents the amortization expense on finite-lived intangible assets for the next five years and thereafter by operating segment and/or reporting unit, as appropriate:

	As of March 31, 2024
	Insurance (1)	Other	Total
Remainder of 2024	$11,514	$60	$11,574
2025	13,240	40	13,280
2026	10,894	—	10,894
2027	9,543	—	9,543
2028	8,341	—	8,341
2029 and thereafter	46,101	—	46,101
Total	$99,633	$100	$99,733
(1)    Does not include foreign currency translation adjustment of $46 as of March 31, 2024.

(9) Derivative Financial Instruments and Hedging

The Company selectively utilizes derivative financial instruments as part of its overall investment and hedging activities. Derivative contracts are subject to additional risk that can result in a loss of all or part of an investment. The Company’s derivative activities are primarily entered into in order to manage underlying credit risk, market risk, interest rate risk and currency exchange rate risk. In addition, the Company is also subject to counterparty risk should its counterparties fail to meet the contract terms. Derivative assets are reported in other investments. Derivative liabilities are reported within other liabilities and accrued expenses. Derivatives for our mortgage business are primarily comprised of interest rate lock commitments (IRLCs), forward delivery contracts, and TBA mortgage-backed securities.

Interest Rate Lock Commitments
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
March 31, 2024
(in thousands, except share data)

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

The remaining derivatives are generally comprised of a combination of swaps, currency forwards and options, which are generally classified as Level 2 in the fair value hierarchy. In addition, the Fortegra Additional Warrant (Warburg) is a derivative liability and classified as Level 3 in the fair value hierarchy. See Note (16) Stockholders' Equity for additional information regarding the Fortegra Additional Warrant.

The following table presents the gross notional and fair value amounts of derivatives (on a gross basis) categorized by underlying risk:

	As of March 31, 2024			As of December 31, 2023
	Notional values	Asset derivatives	Liability derivatives	Notional values	Asset derivatives	Liability derivatives
Interest rate lock commitments	$124,484	$3,271	$—	$129,675	$3,818	$—
Forward delivery contracts	34,846	137	24	19,675	9	98
TBA mortgage-backed securities	131,900	69	434	139,000	104	815
Fortegra Additional Warrants (Warburg)(1)	—	—	7,733	—	—	3,522
Other	146	15	73	24,346	52	68
Total	$291,376	$3,492	$8,264	$312,696	$3,983	$4,503
(1) See Note (16) Stockholders' Equity for additional information.

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2024
(in thousands, except share data)

(10) Debt, net

The following table presents the balance of the Company’s debt obligations, net of discounts and deferred financing costs for our corporate and asset based debt. Asset based debt is generally recourse only to specific assets and related cash flows.

	As of March 31, 2024
Corporate debt	Insurance	Mortgage	Total
Secured revolving credit agreements (1)	$129,000	$—	$129,000
Preferred trust securities (LIBOR + 4.10%)	35,000	—	35,000
8.50% Junior subordinated notes	125,000	—	125,000
Total corporate debt	289,000	—	289,000

Asset based debt
Asset based revolving financing (SOFR + 2.75%)	69,218	—	69,218
Residential mortgage warehouse borrowings (1.75% to 2.50% over SOFR) (2)(3)	—	56,456	56,456
Total asset based debt	69,218	56,456	125,674
Total debt, face value	358,218	56,456	414,674
Unamortized deferred financing costs	(8,712)	(206)	(8,918)
Total debt, net	$349,506	$56,250	$405,756

	As of December 31, 2023
Corporate debt	Insurance	Mortgage	Total
Secured revolving credit agreements (1)	$130,000	$—	$130,000
Preferred trust securities (LIBOR + 4.10%)	35,000	—	35,000
8.50% Junior subordinated notes	125,000	—	125,000
Total corporate debt	290,000	—	290,000

Asset based debt
Asset based revolving financing (LIBOR + 2.75%)	67,138	—	67,138
Residential mortgage warehouse borrowings (1.75% to 2.75% over SOFR) (2)(3)	—	54,350	54,350
Total asset based debt	67,138	54,350	121,488
Total debt, face value	357,138	54,350	411,488
Unamortized deferred financing costs	(8,950)	(127)	(9,077)
Total debt, net	$348,188	$54,223	$402,411
(1)    The secured credit agreements include separate tranches with multiple rate structures that are adjustable based on Fortegra’s senior leverage ratio, which as of March 31, 2024 and December 31, 2023 was SOFR + 1.50%.
(2)    As of March 31, 2024, included (i) a $50,000 line of credit at 1.75%, 2.00% and 2.50% over the one month SOFR rate, (ii) a $25,000 line of credit at 1.75% or 2.25% over the one month SOFR rate, with a floor of 4.00%, and (iii) a $25,000 line of credit at 1.875% over the one month SOFR rate. As of December 31, 2023, included (i) a $50,000 line of credit at 1.75%, 2.00% and 2.50% over the one month SOFR rate, and (ii) a $65,000 line of credit at 1.75%, 2.25% and 2.75% over the one month SOFR rate, with a floor of 4.00%.
(3)    The weighted average coupon rate for residential mortgage warehouse borrowings was 7.18% and 7.15% at March 31, 2024 and December 31, 2023, respectively.

The following table presents the amount of interest expense the Company incurred on its debt for the following periods:

	Three Months Ended March 31,
	2024	2023
Interest expense - corporate debt	$6,002	$4,430
Interest expense - asset based debt	2,288	2,035
Total interest expense on debt	$8,290	$6,465

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2024
(in thousands, except share data)

The following table presents the contractual principal payments and future maturities of the unpaid principal balance on the Company’s debt for the following periods:

As of March 31, 2024
Remainder of 2024	$38,047
2025	18,409
2026	69,218
2027	129,000
2028	—
2029 and thereafter	160,000
Total	$414,674

The following narrative is a summary of certain terms of our debt agreements for the three months ended March 31, 2024:
Corporate Debt

Secured Revolving Credit Agreements

As of March 31, 2024 and December 31, 2023, a total of $129,000 and $130,000, respectively, was outstanding under the revolving line of credit in our insurance business. The maximum borrowing capacity under the agreements as of March 31, 2024 was $200,000.

Asset Based Debt

Asset Based Revolving Financing

On October 6, 2023, subsidiaries of Fortegra amended the asset based revolving financing to increase the revolving commitment to $125,000 and transition to SOFR. As of March 31, 2024 and December 31, 2023, a total of $69,218 and $67,138, respectively, was outstanding under the borrowing related to our premium finance offerings in our insurance business.

Residential Mortgage Warehouse Borrowings

As of March 31, 2024, our mortgage business had three warehouse lines of credit with three separate lending partners totaling $100,000 of borrowing capacity. The $50,000 line of credit matures in August 2024 and the two $25,000 lines of credit mature in September 2024 and February 2025. As of March 31, 2024 and December 31, 2023, a total of $56,456 and $54,350, respectively, was outstanding under such financing agreements.
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

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2024
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

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2024
(in thousands, except share data)

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

The remaining derivatives are generally comprised of a combination of swaps, currency forwards and options, which are generally classified as Level 2 in the fair value hierarchy. In addition, the Fortegra Additional Warrants (Warburg) are a derivative liability and classified as Level 3 in the fair value hierarchy. See Note (16) Stockholders' Equity for additional information regarding the Fortegra Additional Warrants.

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

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2024
(in thousands, except share data)

The following tables present the Company’s fair value hierarchies for financial assets and liabilities, measured on a recurring basis:

	As of March 31, 2024
	Quoted prices in active markets Level 1	Other significant observable inputs Level 2	Significant unobservable inputs Level 3	Fair value
Assets:
Available for sale securities, at fair value:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$—	$362,181	$—	$362,181
Obligations of state and political subdivisions	—	44,450	—	44,450
Obligations of foreign governments	—	2,190	—	2,190
Certificates of deposit	1,724	—	—	1,724
Asset backed securities	—	25,485	—	25,485
Corporate securities	—	345,166	—	345,166
Total available for sale securities, at fair value	1,724	779,472	—	781,196

Loans, at fair value:
Corporate loans	—	—	9,094	9,094
Mortgage loans held for sale	—	59,945	—	59,945
Total loans, at fair value	—	59,945	9,094	69,039

Equity securities:
Invesque	625	—	—	625
Fixed income ETFs	41	—	—	41
Other equity securities	50,865	—	6,883	57,748
Total equity securities	51,531	—	6,883	58,414

Other investments, at fair value:
Corporate bonds	—	40,625	—	40,625
Derivative assets	—	205	3,287	3,492
Other	—	18,014	—	18,014
Total other investments, at fair value	—	58,844	3,287	62,131

Mortgage servicing rights (1)	—	—	42,020	42,020

Total	$53,255	$898,261	$61,284	$1,012,800

Liabilities: (2)
Derivative liabilities	—	522	9	531
Fortegra Additional Warrants (Warburg)	—	—	7,733	7,733
Contingent consideration payable	—	—	2,582	2,582
Total	$—	$522	$10,324	$10,846
(1)    Included in other assets. See Note (14) Other Assets and Other Liabilities and Accrued Expenses.
(2)    Included in other liabilities and accrued expenses. See Note (14) Other Assets and Other Liabilities and Accrued Expenses.

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2024
(in thousands, except share data)

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
March 31, 2024
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

The following table presents additional information about assets that are measured at fair value on a recurring basis for which the Company has utilized Level 3 inputs to determine fair value for the following periods:

	Three Months Ended March 31,
	2024	2023
Balance at January 1,	$61,565	$63,590
Net realized and unrealized gains or losses included in:
Earnings	955	(3,205)
OCI	75	(33)
Origination of IRLCs	10,092	11,262
Sales and repayments	—	(6)
Distributions	(764)	—
Conversions to mortgage loans held for sale	(10,639)	(11,016)
Transfer out of Level 3	—	(113)
Balance at March 31,	$61,284	$60,479

Changes in unrealized gains (losses) included in earnings related to assets still held at period end	$955	$(3,766)
Changes in unrealized gains (losses) included in OCI related to assets still held at period end	$75	$(33)
The following table presents the range and weighted average (WA) used to develop significant unobservable inputs for the fair value measurements of Level 3 assets and liabilities:

	As of				As of
	March 31, 2024	December 31, 2023	Valuation technique	Unobservable input(s)	March 31, 2024				December 31, 2023
Assets	Fair value				Range			WA (1)	Range			WA (1)
IRLCs	$3,271	$3,818	Internal model	Pull through rate	45%	to	95%	61%	45%	to	95%	59%
Mortgage servicing rights	42,020	40,836	External model	Discount rate	10%	to	15%	11%	10%	to	13%	11%
				Cost to service	$65	to	$3,000	$116	$65	to	$3,000	$113
				Prepayment speed	3%	to	83%	9%	3%	to	82%	9%
Equity securities	6,883	7,726	Internal model	Forecast EBITDAR	$1,039,000	to	$1,422,000	N/A	$1,039,000	to	$1,422,000	N/A
Corporate loans	9,094	9,167	External model	Bid marks	$72	to	$73	$72	$71	to	$75	$73
Total	$61,268	$61,547

Liabilities
Fortegra Additional Warrants (Warburg)	$7,733	$3,522	External Model	Discount rate	3%	to	5%	4.1%	3%	to	5%	3.8%
				Implied Equity Volatility	40%	to	50%	45%	40%	to	50%	45%
Contingent consideration payable	2,582	2,604	Cash Flow model	Forecast Cash EBITDA	$2,500	to	$4,000	N/A	$2,500	to	$4,000	N/A
				Forecast Underwriting EBITDA	$—	to	$2,000	N/A	$—	to	$2,000	N/A
Total	$10,315	$6,126

(1)    Unobservable inputs were weighted by the relative fair value of the instruments.

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2024
(in thousands, except share data)

The following table presents the carrying amounts and estimated fair values of financial assets and liabilities that are not recorded at fair value and their respective levels within the fair value hierarchy:

	As of March 31, 2024			As of December 31, 2023
	Level within fair value hierarchy	Fair value	Carrying value	Level within fair value hierarchy	Fair value	Carrying value
Assets:
Debentures	2	$28,462	$28,462	2	$25,648	$25,648
Notes receivable, net	2	137,089	137,089	2	134,131	134,131
Total assets		$165,551	$165,551		$159,779	$159,779

Liabilities:
Debt	3	$409,837	$414,674	3	$406,801	$411,488
Total liabilities		$409,837	$414,674		$406,801	$411,488

Debentures: Since interest rates on debentures are at current market rates for similar credit risks, the carrying amount approximates fair value. These values are net of allowance for doubtful accounts. See Note (5) Investments.

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
March 31, 2024
(in thousands, except share data)

(12) Liability for Unpaid Claims and Claim Adjustment Expenses

Roll forward of Claim Liability

The following table presents the activity in the net liability for unpaid losses and allocated loss adjustment expenses of short duration contracts for the following periods:

	Three Months Ended March 31,
	2024	2023
Policy liabilities and unpaid claims balance as of January 1,	$844,848	$567,193
Less: liabilities of policy-holder account balances, gross	(878)	(1,923)
Less: non-insurance warranty benefit claim liabilities	(2,103)	(140)
Gross liabilities for unpaid losses and loss adjustment expenses	841,867	565,130
Less: reinsurance recoverable on unpaid losses - short duration	(448,117)	(266,889)
Less: other lines, gross	(295)	(184)
Net balance as of January 1, short duration	393,455	298,057

Incurred (short duration) related to:
Current year	174,540	113,932
Prior years	773	328
Total incurred	175,313	114,260

Paid (short duration) related to:
Current year	31,010	33,742
Prior years	70,133	42,855
Total paid	101,143	76,597

Net balance as of March 31, short duration	467,625	335,720
Plus: reinsurance recoverable on unpaid losses - short duration	488,341	302,103
Plus: other lines, gross	171	180
Gross liabilities for unpaid losses and loss adjustment expenses	956,137	638,003
Plus: liabilities of policy-holder account balances, gross	600	1,686
Plus: non-insurance warranty benefit claim liabilities	5,682	119
Policy liabilities and unpaid claims balance as of March 31,	$962,419	$639,808

The following schedule reconciles the total amount of losses incurred on short duration contracts per the table above to the amount of total losses incurred as presented in the condensed consolidated statements of operations, excluding the amount for member benefit claims:

	Three Months Ended March 31,
	2024	2023
Short duration incurred	$175,313	$114,260
Other lines incurred	(105)	(3)
Unallocated loss adjustment expenses	172	70
Total losses incurred	$175,380	$114,327
During the three months ended March 31, 2024, the Company experienced unfavorable prior year development of $773, primarily driven by higher-than-expected claims paid development in our commercial lines of business, primarily with a single partner.

During the three months ended March 31, 2023, the Company experienced unfavorable prior year development of $328, primarily as a result of higher-than-expected claim severity in our personal and commercial lines of business.

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2024
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

The unfavorable prior year development of $773 in the three months ended March 31, 2024 represented 2.1% of our insurance business income before taxes of $36,811 and 0.2% of the opening net liability for losses and loss adjustment expenses of $393,455, as of January 1, 2024.

The unfavorable prior year development of $328 in the three months ended March 31, 2023 represented 1.7% of our insurance business income before taxes of $19,445, and 0.1% of the opening net liability for losses and loss adjustment expenses of $298,057, as of January 1, 2023.

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

(13) Revenue from Contracts with Customers

The Company’s revenues from insurance and contractual and liability insurance operations are primarily accounted for under Financial Services-Insurance (ASC 944) that are not within the scope of Revenue for Contracts with Customers (ASC 606). The Company’s remaining revenues that are within the scope of ASC 606 are primarily comprised of revenues from contracts with customers for monthly membership dues for motor clubs, monthly administration fees for services provided for premiums, claims and reinsurance processing revenues, vehicle service contracts, vessel related revenue and revenues for household goods and appliances service contracts (collectively, remaining contracts).

The following table presents the disaggregated amounts of revenue from contracts with customers by product type for the following periods:

	Three Months Ended March 31,
	2024	2023
Service and Administrative Fees:
Service contract revenue	$80,823	$63,170
Motor club revenue	11,521	12,516
Other	958	1,503
Revenue from contracts with customers	$93,302	$77,189

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

We do not disclose information about remaining performance obligations pertaining to contracts that have an original expected duration of one year or less. The transaction price allocated to remaining unsatisfied or partially unsatisfied performance obligations with an original expected duration exceeding one year was not material as of March 31, 2024.

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2024
(in thousands, except share data)

The timing of our revenue recognition may differ from the timing of payment by our customers. We record a receivable when revenue is recognized prior to payment and we have an unconditional right to payment. Alternatively, when payment precedes the provision of the related services, we record deferred revenue until the performance obligations are satisfied.

The following table presents the activity in the deferred assets and liabilities related to revenue from contracts with customers for the following period:

	January 1, 2024			March 31, 2024
	Beginning balance	Additions	Amortization	Ending balance
Deferred acquisition costs
Service and Administrative Fees:
Service contract revenue	$201,903	$30,489	$26,658	$205,734
Motor club revenue	16,636	7,928	8,972	15,592
Total	$218,539	$38,417	$35,630	$221,326

Deferred revenue
Service and Administrative Fees:
Service contract revenue	$605,425	$82,489	$80,823	$607,091
Motor club revenue	21,677	10,135	11,521	20,291
Other	—	942	942	—
Total	$627,102	$93,566	$93,286	$627,382

For the periods presented, no write-offs for unrecoverable deferred acquisition costs and deferred revenue were recognized.

(14) Other Assets and Other Liabilities and Accrued Expenses

Other Assets

The following table presents the components of other assets as reported in the condensed consolidated balance sheets:

	As of
	March 31, 2024	December 31, 2023
Accrued investment income	$7,398	$6,269
Loans eligible for repurchase	33,385	32,183
Mortgage servicing rights	42,020	40,836
Right of use assets - operating leases (1)	29,980	31,469
Income tax receivable	901	1,275
Furniture, fixtures and equipment, net	29,083	29,624
Prepaid expenses	14,111	12,985
Other	4,302	10,874
Total other assets	$161,180	$165,515
(1) See Note (20) Commitments and Contingencies for additional information.

The following table presents the depreciation expense related to furniture, fixtures and equipment for the following periods:

	Three Months Ended March 31,
	2024	2023
Depreciation expense related to furniture, fixtures and equipment	$1,577	$1,069

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2024
(in thousands, except share data)

Other Liabilities and Accrued Expenses

The following table presents the components of other liabilities and accrued expenses as reported in the condensed consolidated balance sheets:

	As of
	March 31, 2024	December 31, 2023
Accounts payable and accrued expenses	$81,435	$114,568
Loans eligible for repurchase liability	33,385	32,183
Deferred tax liabilities, net	150,846	139,845
Operating lease liabilities (1)	38,800	40,403
Commissions payable	17,432	36,728
Derivative liabilities	8,264	4,503
Due to broker/trustee	88	17,054
Other	21,517	18,460
Total other liabilities and accrued expenses	$351,767	$403,744
(1) See Note (20) Commitments and Contingencies for additional information.

(15) Other Revenue and Other Expenses

Other Revenue

The following table presents the components of other revenue as reported in the condensed consolidated statement of operations.

	Three Months Ended March 31,
	2024	2023
Other investment income (1)	$6,216	$4,770
Financing interest income	4,272	3,887
Other (2)	4,810	4,675
Total other revenue	$15,298	$13,332
(1)    See Note (5) Investments for the components of Other investment income.
(2)    Includes $4,378 and $3,118 for the three months ended March 31, 2024 and 2023, respectively, related to Insurance.

Other Expenses

The following table presents the components of other expenses as reported in the condensed consolidated statement of operations:

	Three Months Ended March 31,
	2024	2023
General and administrative	$10,521	$9,059
Professional fees	9,078	7,759
Premium taxes	5,375	5,774
Mortgage origination expenses	3,160	3,192
Rent and related	3,916	4,070
Other	8,816	2,957
Total other expenses	$40,866	$32,811

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2024
(in thousands, except share data)

(16) Stockholders' Equity

Stock Repurchases

The Board of Directors authorized the Company to make repurchases of up to $20,000 of shares of the Company’s outstanding common stock in the aggregate, at the discretion of the Company's Executive Committee. There were no shares repurchased during the three months ended March 31, 2024. As of March 31, 2024, the remaining repurchase authorization was $11,945.

Dividends

The Company declared cash dividends per share for the following periods presented below:

	Dividends per share for the
	Three Months Ended March 31,
	2024	2023
First quarter	$0.06	$0.05
Total cash dividends declared	$0.06	$0.05

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

On March 28, 2024, Tiptree and Warburg contributed $29,229 and $9,621, respectively, to Fortegra in exchange for Fortegra Common Stock. As of March 31, 2024, Fortegra was owned approximately 79.3% by Tiptree Holdings, 17.7% by Warburg and 3.0% by management and directors of Fortegra.

Fortegra Preferred Stock

The face amount of the Fortegra Preferred Stock is $80,000. Dividends are cumulative and accrue at a rate of 8% per annum, compounding quarterly. Any quarterly dividend may be paid in cash, at Fortegra’s option. For the three months ended March 31, 2024, cash dividends declared were $1,595.

Warburg has the option to convert, at any time, its shares of Fortegra Preferred Stock into shares of Fortegra Common Stock at an initial conversion premium of 33% to Warburg’s initial investment valuation (the “Fortegra Preferred Stock Conversion Price”). The Fortegra Preferred Stock Conversion Price is adjusted for any Fortegra Common Stock splits, dividends, extraordinary dividends and similar transactions. All of the Fortegra Preferred Stock will automatically convert into shares of Fortegra Common Stock at the Fortegra Preferred Stock Conversion Price upon the closing of a qualifying initial public offering, subject to a five year make-whole provision. Upon conversion, the Fortegra Preferred Stock would result in Warburg owning an additional 6.3% interest in Fortegra, for a total as converted ownership of 24.1% (including its ownership of Fortegra Common Stock).

Fortegra Warrants

The Fortegra Warrants have a seven-year term and an exercise premium of 33% to Warburg’s initial investment valuation (the “Fortegra Warrant Exercise Price”). The Fortegra Warrant Exercise Price will be reduced by any Fortegra Common Stock cash dividends made by Fortegra and adjusted for stock splits, common stock dividends, extraordinary dividends and similar transactions. The Fortegra Warrants, if exercised with cash, would result in Warburg owning an additional 3.7% interest in Fortegra.

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2024
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

The following table presents the components of non-controlling interests as reported in the condensed consolidated balance sheets:

	As of
	March 31, 2024	December 31, 2023
Fortegra preferred interests	$77,679	$77,679
Fortegra common interests	96,224	82,020
Total non-controlling interests	$173,903	$159,699

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

Statutory Capital and Surplus

The Company’s insurance company subsidiaries must maintain minimum amounts of statutory capital and surplus as required by regulatory authorities, including the NAIC; their capital and surplus levels exceeded respective minimum requirements as of March 31, 2024 and December 31, 2023.

Under the NAIC Risk-Based Capital Act of 1995, a company's Risk-Based Capital (RBC) is calculated by applying certain risk factors to various asset, claim and reserve items. If a company's adjusted surplus falls below calculated RBC thresholds, regulatory intervention or oversight is required. The Company's U.S. domiciled insurance company subsidiaries' RBC levels, as calculated in accordance with the NAIC’s RBC instructions, exceeded all RBC thresholds as of March 31, 2024 and December 31, 2023.

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

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2024
(in thousands, except share data)

There were no dividends paid to the Company by its U.S. domiciled insurance company subsidiaries for the three months ended March 31, 2024 and 2023. The combined amount available for ordinary dividends of the Company's U.S. domiciled insurance company subsidiaries for the following periods:

	As of
	March 31, 2024	December 31, 2023
Amount available for ordinary dividends of the Company's insurance company subsidiaries	$24,327	$24,327

At March 31, 2024, the maximum amount of dividends that our U.S. domiciled insurance company subsidiaries could pay under applicable laws and regulations without regulatory approval was approximately $24,327. The Company may seek regulatory approval to pay dividends in excess of this permitted amount, but there can be no assurance that the Company would receive regulatory approval if sought.

(17) Accumulated Other Comprehensive Income (Loss) (AOCI)

The following table presents the activity of AFS securities in AOCI, net of tax, for the following periods:

	Unrealized gains (losses) on available for sale securities	Foreign currency translation adjustment	Total AOCI	Amount attributable to non-controlling interests	Total AOCI to Tiptree Inc.
Balance at December 31, 2022	$(43,043)	$(7,311)	$(50,354)	$10,925	$(39,429)
Other comprehensive income (losses) before reclassifications	5,745	2,932	8,677	(2,062)	6,615
Amounts reclassified from AOCI	(279)	—	(279)	—	(279)
OCI	5,466	2,932	8,398	(2,062)	6,336
Balance at March 31, 2023	$(37,577)	$(4,379)	$(41,956)	$8,863	$(33,093)

Balance at December 31, 2023	$(32,145)	$(98)	$(32,243)	$6,170	$(26,073)
Other comprehensive income (losses) before reclassifications	(3,046)	420	(2,626)	685	(1,941)
Amounts reclassified from AOCI	86	—	86	—	86
OCI	(2,960)	420	(2,540)	685	(1,855)
Balance at March 31, 2024	$(35,105)	$322	$(34,783)	$6,855	$(27,928)

The following table presents the reclassification adjustments out of AOCI included in net income and the impacted line items on the condensed consolidated statement of operations for the following periods:

	Three Months Ended March 31,		Affected line item in condensed consolidated statements of operations
Components of AOCI	2024	2023
Unrealized gains (losses) on available for sale securities	$(116)	$365	Net realized and unrealized gains (losses)
Related tax (expense) benefit	30	(86)	Provision for income tax
Net of tax	$(86)	$279

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2024
(in thousands, except share data)

(18) Stock Based Compensation

Tiptree Equity Plans

The table below summarizes changes to the issuances under the Company’s 2017 Omnibus Incentive Equity Plan for the periods indicated, excluding awards granted under the Company’s subsidiary incentive plans that are exchangeable for Tiptree common stock:

2017 Equity Plan	Number of shares
Available for issuance as of December 31, 2023	2,260,550
RSU, stock and option awards granted	(83,379)
PRSU awards granted	(1,420,833)
Available for issuance as of March 31, 2024	756,338

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

The following table presents changes to the issuances of RSUs under the 2017 Omnibus Incentive Equity Plan for the periods indicated:

	Number of shares issuable	Weighted average grant date fair value
Unvested units as of December 31, 2023	253,231	$14.25
Granted	83,379	17.81
Vested	(36,489)	13.91
Unvested units as of March 31, 2024 (1)	300,121	$15.28
(1) Includes 139,888, 81,873 and 78,360 shares that vest in 2025, 2026 and 2027, respectively.

The following tables present the detail of the granted and vested RSUs for the periods indicated:

	Three Months Ended March 31,			Three Months Ended March 31,
Granted	2024	2023	Vested	2024	2023
Directors	5,019	8,314	Directors	5,019	8,314
Employees	78,360	81,874	Employees	31,470	329,650
Total Granted	83,379	90,188	Total Vested	36,489	337,964
			Taxes	(11,395)	(43,322)
			Net Vested	25,094	294,642

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

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2024
(in thousands, except share data)

On January 1, 2024, Tiptree granted 1,420,833 PRSUs to members of the Company’s senior management. The PRSUs will generally vest upon achievement of a $70 Tiptree share price target (adjusted for dividends paid) prior to the tenth anniversary of the date of grant, subject to the Grantee’s continued employment with Tiptree.

As of March 31, 2024, 5,037,500 PRSUs were unvested. The below table illustrates the aggregate number of PRSUs that will vest upon the achievement of each Tiptree share price target. Such price targets are adjusted down for cumulative dividends paid by the Company since grant (e.g., the next share price target is $19.50 as adjusted for cumulative dividends paid to date).

Original Tiptree Share Price Target	Number of PRSUs that Vest
$20	516,667
$30	775,000
$45	1,033,333
$60	1,291,667
$70	1,420,833

Upon vesting, the Company will issue shares, or if shares are not available under the 2017 Equity Plan, then the Company may in its sole discretion instead deliver cash equal to the fair market value of the underlying shares. The fair value of the PRSUs was estimated using a Black-Scholes-Merton option pricing formula embedded within a Monte Carlo model used to simulate the future stock prices of the Company, which assumes that the market requirement is achieved. The historical volatility was computed based on historical daily returns of the Company’s stock price simulated over the performance period using a lookback period of 10 years. The valuation was done under a risk-neutral framework using the 10-year zero-coupon risk-free interest rate derived from the Treasury Constant Maturities yield curve on the reporting date. The quarterly dividend rates in effect as of the reporting date are used to calculate a spot dividend yield for use in the model.

The following table presents the assumptions used to measure the fair value of the PRSUs as of the respective grant date, or June 7, 2022, when the original tranches were converted to equity awards.

Valuation Input	June 2022	October 2022	January 2024
Historical volatility	38.75%	39.23%	39.10%
Risk-free rate	3.04%	3.95%	3.80%
Dividend yield	1.45%	1.44%	1.05%
Cost of equity	11.72%	14.19%	13.65%
Expected term (years)	6.0	5.9	5.5

Stock Option Awards

Between 2016 and 2020, option awards were granted to the Executive Committee with an exercise price equal to the fair market value of our common stock on the date of grant. The option awards have a 10-year term and are subject to the recipient’s continuous service, a market requirement, and vest one third on each of the three, four, and five-year anniversaries of the grant date. As of March 31, 2024, the market requirement for all outstanding options has been achieved. There were no stock option awards granted from 2021 to March 31, 2024.

The following table presents the Company's stock option activity for the current period:

	Options outstanding	Weighted average exercise price (in dollars per stock option)	Weighted average grant date value (in dollars per stock option)	Options exercisable
Balance, December 31, 2023	1,583,873	$6.51	$2.25	1,225,083

Balance, March 31, 2024	1,583,873	$6.51	$2.25	1,442,114

Weighted average remaining contractual term at March 31, 2024 (in years)	4.0

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2024
(in thousands, except share data)

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
Fortegra Equity Incentive Plan

Fortegra adopted the 2022 Equity Incentive Plan (“Fortegra Plan”) on June 21, 2022, and further amended on January 18, 2024, which permits the grant of RSUs, stock based awards and options up to 11.0% of Fortegra Common Stock (assuming conversion of the Fortegra Preferred Stock), of which the substantial majority is expected to be delivered in options. As of March 31, 2024, time vesting RSUs and time and performance vesting options representing approximately 4.7% of Fortegra Common Stock (assuming conversion of the Fortegra Preferred Stock) have been granted and remain unvested. The general purpose of the Fortegra Plan is to attract, motivate and retain selected employees of Fortegra, to provide them with incentives and rewards for performance and to better align their interests with those of Fortegra’s stockholders. Unless otherwise extended, the Fortegra Plan terminates automatically on June 21, 2032. The awards under the Fortegra Plan are not exchangeable for Tiptree common stock.

In May 2023 and November 2023, Fortegra granted management options with a strike price equal to the per share price on the date of the WP Transaction, delivered in equal portions of time and performance vested grants equal to approximately 4.5% of Fortegra Common Stock (assuming cash exercise, after conversion of the Fortegra Preferred Stock and excluding forfeitures). The time vested options vest in equal parts over five years. The performance vested options vest based on specific internal rate of return targets determined at the time of a change of control of Fortegra or sale by Warburg of more than 50% of its Fortegra securities (on an as converted basis) acquired in 2022. These time and performance options must be exercised in the calendar year they vest and shall be deemed automatically exercised if not otherwise done so by December 31 of the calendar year in which they vest. The fair value option grants were estimated on the date of grant using a Black-Scholes Merton option pricing formula embedded within a Monte Carlo model used to simulate the future value of Fortegra Common Stock, which assumes the market requirement is achieved. Key assumptions used in the model were a historical volatility of 45.0%, a risk free rate of 3.7%, no dividend yield and an expected term of 4.2 years.

In May 2023 and March 2024, Fortegra granted time vesting RSUs equal to approximately 0.2% of Fortegra Common Stock (assuming conversion of the Fortegra Preferred Stock). The RSUs include a retirement provision and are amortized over the lesser of the service condition or expected retirement date.

In May 2023 and November 2023, Fortegra granted performance based restricted stock units (Fortegra PRSUs) that vest based on the achievement of specified gross written premium volume targets and underwriting ratios for selected specialty insurance lines written in 2024. Upon vesting, the Fortegra PRSUs entitle recipients to participate in an aggregate pool of between $5,000 and $20,000 payable in shares of Fortegra. The Fortegra PRSUs are accounted for as liability awards and were unvested as of March 31, 2024.

The following table presents changes to the issuances of subsidiary awards under the subsidiary incentive plans for the periods indicated:

Grant date fair value of equity shares issuable
Unvested balance as of December 31, 2023	$20,609
Granted	1,200
Vested	(1,081)
Performance assumption adjustment	(49)
Unvested balance as of March 31, 2024	$20,679

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2024
(in thousands, except share data)

Stock Based Compensation Expense

The following table presents total stock based compensation expense and the related income tax benefit recognized on the condensed consolidated statements of operations:

	Three Months Ended March 31,
	2024	2023
Employee compensation and benefits	$3,776	$2,214
Director compensation	69	106
Income tax benefit	(808)	(487)
Net stock based compensation expense	$3,037	$1,833
Additional information on total non-vested stock based compensation is as follows:

	As of March 31, 2024
	Subsidiary Stock options	Restricted stock awards and RSUs	Performance Restricted Stock Units
Unrecognized compensation cost related to non-vested awards (1)	$16,963	$3,059	$16,911
Weighted - average recognition period (in years)	2.1	0.8	1.5
(1)    Includes unrecognized compensation cost of $16,963 related to stock options, $1,772 related to RSUs, and $513 related to PRSUs at The Fortegra Group.

(19) Income Taxes

The following table presents the Company’s provision (benefit) for income taxes reflected as a component of income (loss):

	Three Months Ended March 31,
	2024		2023
Total income tax expense (benefit)	$13,818		$5,022

Effective tax rate (ETR)	46.5%	(1)	61.5%	(1)
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

For the three months ended March 31, 2024, the deferred tax liability relating to Fortegra increased by $3,930, of which $535 of benefit was recorded in OCI, and $4,465 expense was recorded as a provision for income taxes. For the three months ended March 31, 2023, the deferred tax liability decreased by $4,144, of which $1,808 expense was recorded in OCI, and $2,336 expense was recorded as a provision for income taxes. Excluding the impact of these deferred taxes, the effective tax rates for the three months ended March 31, 2024 and 2023 were 31.5% and 32.9%, respectively.

The Organization for Economic Cooperation and Development (“OECD”) has introduced a framework to implement a global minimum corporate tax rate of 15%, commonly referred to as Pillar Two. Many aspects of Pillar Two are effective beginning calendar year 2024 and other aspects will be effective beginning in calendar year 2025. While it is uncertain whether the U.S. will adopt Pillar Two, certain countries in which the Company operates have adopted legislation and other countries are in the process of introducing legislation to implement Pillar Two. While we do not expect Pillar Two to have a material impact on the Company, our analysis is ongoing as the OECD releases additional guidance and countries implement additional legislation.

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2024
(in thousands, except share data)

(20) Commitments and Contingencies

The following table presents rent expense for the Company’s office leases recorded in other expenses on the condensed consolidated statements of operations for the following periods:

	Three Months Ended March 31,
	2024	2023
Rent expense for office leases	$1,990	$2,069

The Company entered into a sublease of its former corporate office space in December 2022. As a result of the sublease, future lease payments will be offset by $1,842 annually from July 2023 through August 2029.

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

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2024
(in thousands, except share data)

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

The following table presents a reconciliation of basic and diluted net income per common share for the following periods:

	Three Months Ended March 31,
	2024	2023
Net income (loss)	$15,881	$3,151
Less:
Net income (loss) attributable to non-controlling interests	6,831	4,213
Net income allocated to participating securities	73	—
Net income (loss) attributable to Tiptree Inc. common shares - basic	8,977	(1,062)
Effect of Dilutive Securities:
Securities of subsidiaries	(618)	—
Net income (loss) attributable to Tiptree Inc. common shares - diluted	$8,359	$(1,062)
Weighted average number of shares of common stock outstanding - basic	36,769,810	36,522,946
Weighted average number of incremental shares of common stock issuable from exchangeable interests and contingent considerations	1,009,602	—
Weighted average number of shares of common stock outstanding - diluted	37,779,412	36,522,946

Basic net income (loss) attributable to common shares	$0.24	$(0.03)
Diluted net income (loss) attributable to common shares	$0.22	$(0.03)

(22) Related Party Transactions

Tiptree Advisors is a related party of the Company because Tiptree Advisors is deemed to be controlled by Michael Barnes, the Company’s Executive Chairman. The Company is invested in funds managed by Tiptree Advisors (the Tiptree Advisors Funds) and Tiptree Advisors manages investment portfolio accounts of Fortegra and certain of its subsidiaries under an investment advisory agreement (the IAA). With respect to the Tiptree Advisors Funds and the IAA, the Company incurred $1,421 and $1,102 of management and incentive fees for the three months ended March 31, 2024 and 2023, respectively.

Beginning on January 1, 2024, Tiptree’s percentage of profits interest in Tiptree Advisors was 40.8%. As of January 1, 2025, Tiptree’s percentage interest will increase to 51.0%.

Pursuant to the Transition Services Agreement, Tiptree and Tiptree Advisors have mutually agreed to provide certain services to one another. Payments under the Transition Services Agreement in the three months ended March 31, 2024 and 2023 were not material.

Pursuant to a Partner Emeritus Agreement, Tiptree agreed to provide Mr. Inayatullah, a greater than 5% stockholder of the Company, support services and reimburse Mr. Inayatullah for a portion of benefit expenses in exchange for advice and other consulting services as requested by the Company’s Executive Committee. Transactions related to the Partner Emeritus Agreement in the three months ended March 31, 2024 and 2023 were not material.

(23) Subsequent Events

On April 30, 2024, the Company’s board of directors declared a quarterly cash dividend of $0.06 per share to holders of common stock with a record date of May 20, 2024, and a payment date of May 28, 2024.

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

Our first quarter 2024 highlights include:

Overall:
•Tiptree reported net income of $9.1 million for the three months ended March 31, 2024, compared to a net loss of $1.1 million in the prior year period, driven by growth in insurance operations, partially offset by the increase in tax expense related to the tax deconsolidation of Fortegra from $2.3 million in 2023 to $4.5 million in 2024. Return on average equity was 8.6%, compared to (1.1)% in 2023.
•Adjusted net income of $20.5 million increased from $12.6 million in 2023, driven by growth in insurance operations. Adjusted return on average equity was 19.5%, as compared to 12.6% in 2023.

Insurance:
•Gross written premiums and premium equivalents were $663.4 million for the three months ended March 31, 2024, an increase of $42.3 million, or 6.8%, from the prior year period as a result of growth in specialty E&S and admitted insurance lines in the U.S. and Europe.
•Net written premiums were $318.2 million for the three months ended March 31, 2024, an increase of 13.2%, consistent with growth in gross written premiums, and as a result of increased retention on Fortegra’s whole account quota share reinsurance arrangement from 30% to 40%, effective April 1, 2023.
•Total revenues were $478.8 million, an increase of $110.3 million, or 29.9%, from 2023, driven by premium growth in specialty E&S and admitted insurance lines in the U.S. and Europe, along with growth in net investment income.
•Combined ratio of 90.3%, driven by consistent underwriting performance and the scalability of Fortegra’s operating platform.
•Income before taxes of $36.8 million as compared to $19.4 million in 2023. Return on average equity was 22.3% in 2024 as compared to 16.7% in 2023. The increases were driven by growth in underwriting and fee revenues and increased net investment income.
•Adjusted net income (before NCI) was $34.1 million, an increase of $11.2 million, or 48.8%, from 2023. Adjusted return on average equity was 28.3%, as compared to 26.1% in 2023.
•Fortegra’s total stockholders’ equity was $513.7 million as of March 31, 2024, compared to $452.6 million as of December 31, 2023, with the increase driven by net income during the current year period, the aggregate capital contribution from Tiptree and Warburg of $38.9 million, partially offset by an increase in the accumulated other comprehensive loss position.

Tiptree Capital:
•Mortgage income before taxes was $0.8 million for the three months ended March 31, 2024, as compared to loss of $2.6 million in 2023, with the increase driven by higher origination volumes and positive fair value adjustments on the mortgage servicing portfolio.

Key Trends:
Our results of operations are affected by a variety of factors including, but not limited to, general economic conditions and GDP growth, market liquidity and volatility, consumer confidence, U.S. demographics, employment and wage growth, business confidence and investment, inflation, interest rates and spreads, the impact of the regulatory environment, and the other factors set forth in Part I, Item 1A in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023. Generally, our businesses are positively affected by a healthy U.S. consumer, stable to gradually rising interest rates, stable markets and business conditions, and global growth and trade flows. Conversely, rising unemployment, volatile markets, rapidly rising interest rates, inflation, changing regulatory requirements and slowing business conditions can have a material adverse effect on our results of operations or financial condition.

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

Fortegra’s investment portfolio includes fixed maturity securities, loans, credit investment funds, and equity securities. Many of those investments are held at fair value. In recent periods, the U.S. fixed income markets experienced a significant rise in interest rates. Rising interest rates have and could continue to impact the value of Fortegra’s fixed maturity securities, with any unrealized losses recorded in equity, and if realized, could impact our results of operations. Offsetting the impact of a rising interest rate environment, new investments in fixed rate instruments from both maturities and portfolio growth have and could continue to result in higher net interest income on investments. The weighted average duration of our fixed income available for sale securities is less than three years. While our asset and liability mix is relatively matched, should we need to liquidate any of these investments before maturity to pay claims, any realized losses could materially negatively impact our results of operations. Changes in fair value for loans, credit investment funds, and equity securities in Fortegra’s investment portfolio are reported as unrealized gains or losses in revenues and can be impacted by changes in interest rates, credit risk, currency risk, or market risk, including specific company or industry factors. In addition, our equity holdings are relatively concentrated. General equity market trends, along with company and industry specific factors, can impact the fair value which can result in unrealized gains and losses affecting our results.

Rising 10-year treasury yields, and the tapering of the Federal Reserve’s purchases of mortgage-backed securities, has resulted in substantial increases in mortgage interest rates. Low mortgage interest rates driven by the Federal Reserve intervention in mortgage markets, and rising home prices in certain markets, provided tailwinds to the mortgage markets in 2020 and 2021, which benefited our mortgage operations and margins. The substantial rise in rates resulted in a sharp reversal of those trends, with volumes and margins declining significantly. Only partially offsetting the declines in mortgage originations is an increase in the fair value of our mortgage servicing portfolio as rising rates slow prepayment speeds, with a resulting increase in servicing income. Continued rising or elevated mortgage rates could have a materially negative impact on our mortgage operations, and is likely to be only partially mitigated by the improvement in mortgage servicing revenues. A sustained period of negative profitability in the mortgage industry could also impact the availability of funding sources for our mortgage business.

Rising interest rates can also impact the cost of floating interest rate debt obligations, while declining rates can decrease the cost of debt. Our secured revolving and term credit agreements, preferred trust securities and asset based revolving financing are all floating rate obligations. A continuation of rising rates could have a material impact on our costs of floating rate debt.

RESULTS OF OPERATIONS
The following is a summary of our condensed consolidated financial results for the three months ended March 31, 2024 and 2023. In addition to GAAP results, management uses the Non-GAAP measures Adjusted net income, Adjusted return on average equity and book value per share as measurements of operating performance. Management believes these measures provide supplemental information useful to investors as they are frequently used by the financial community to analyze financial performance and comparison among companies.

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

Selected Key Metrics

($ in thousands, except per share information)	Three Months Ended March 31,
GAAP:	2024	2023
Total revenues	$498,221	$381,625
Net income (loss) attributable to common stockholders	$9,050	$(1,062)
Diluted earnings per share	$0.22	$(0.03)
Cash dividends paid per common share	$0.06	$0.05
Return on average equity	8.6%	(1.1)%

Non-GAAP: (1)
Adjusted net income	$20,533	$12,559
Adjusted return on average equity	19.5%	12.6%
Book value per share	$11.55	$10.91
(1)    See “—Non-GAAP Reconciliations” for a discussion of non-GAAP financial measures.

Revenues

For the three months ended March 31, 2024, revenues were $498.2 million, which increased $116.6 million, or 30.6%, compared to the prior year period. The change was primarily driven by growth in earned premiums, net, service and administrative fees, investment gains, and higher mortgage revenues compared to the prior year period.

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

($ in thousands)	Three Months Ended March 31,
	2024	2023
Net realized and unrealized gains (losses) - Invesque	$(3,536)	$(1,698)
Net realized and unrealized gains (losses)(1)	$9,656	$(4,675)
(1)    Excludes Invesque, Maritime transportation and Mortgage realized and unrealized gains and losses.

Net Income (Loss) Attributable to common stockholders

For the three months ended March 31, 2024, the net income attributable to common stockholders was $9.1 million, compared to a net loss of $1.1 million in the prior year period. The increase was driven by growth in Fortegra’s underwriting and fee income, improved mortgage operations and investment gains on securities in the Company’s investment holdings, partially offset by increased investment losses on Invesque in the current year period.

Adjusted net income & Adjusted return on average equity - Non-GAAP

Adjusted net income for the three months ended March 31, 2024 was $20.5 million, an increase of $8.0 million, or 63.5%, from the three months ended March 31, 2023, driven by growth in our insurance operations. For the three months ended March 31, 2024, adjusted return on average equity was 19.5%, as compared to 12.6% for the three months ended March 31, 2023, driven by the increase in adjusted net income.

Book Value per share - Non-GAAP

Total stockholders’ equity was $598.6 million as of March 31, 2024 compared to $541.6 million as of March 31, 2023, with the increase driven by comprehensive income over the trailing four quarters, partially offset by net changes in non-controlling interests and preferred dividends paid at Fortegra. In the three months ended March 31, 2024, Tiptree returned $2.2 million to stockholders through dividends paid.

Book value per share for the period ended March 31, 2024 was $11.55, an increase from book value per share of $10.91 as of March 31, 2023, driven by comprehensive income per share, partially offset by dividends paid of $0.21 per share, net changes in non-controlling interests and preferred dividends paid at Fortegra.

Results by Segment
We classify our business into two reportable segments, Insurance and Mortgage, with the remainder of our operations aggregated into Tiptree Capital - Other. Corporate activities include holding company interest expense, corporate employee compensation and benefits, and other expenses, including public company expenses.

The following tables present the components of Revenue, Income (loss) before taxes and Adjusted net income for the following periods:

($ in thousands)	Three Months Ended March 31,
	2024	2023
Revenues:
Insurance	$478,756	$368,444
Mortgage	15,891	11,561
Tiptree Capital - other	3,574	1,620
Corporate	—	—
Total revenues	$498,221	$381,625

Income (loss) before taxes:
Insurance	$36,811	$19,445
Mortgage	753	(2,565)
Tiptree Capital - other	2,993	1,442
Corporate	$(10,858)	$(10,149)
Total income (loss) before taxes	$29,699	$8,173

Non-GAAP - Adjusted net income: (1)
Insurance	$27,057	$18,214
Mortgage	(309)	(853)
Tiptree Capital - other	653	1,413
Corporate	(6,868)	(6,215)
Total adjusted net income	$20,533	$12,559
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

As of March 31, 2024, Fortegra was owned approximately 79.3% by Tiptree, 17.7% by Warburg and 3.0% by management and directors of Fortegra, before giving effect to the exercise of outstanding warrants and the conversion of outstanding preferred stock. The following tables and discussion present the Insurance segment results, including non-controlling interests, for the three months ended March 31, 2024 and 2023.

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

Commission Expenses reflect commissions paid to retail agents, third party administrators and managing general underwriters, net of ceding commissions received on business ceded under certain reinsurance contracts. Commission expenses are deferred and amortized to expense in proportion to the premium earned over the policy life. Commission expense is incurred on most product lines. The majority of commissions are retrospective commissions paid to agents, distributors and retailers selling the Company’s products, including credit insurance policies, warranty service contracts and motor club memberships. When claims increase, in most cases distribution partners bear the risk through a reduction in their retrospective commissions. Commission rates are, in many cases, set by state regulators, such as in credit and collateral protection programs and are also impacted by market conditions and the retention levels of distribution partners.

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

Non-GAAP Financial Measures

Underwriting and Fee Revenues and Underwriting and Fee Margin - In order to better explain to investors the underwriting performance of the Company’s programs and the respective retentions between the Company and its agents and reinsurance partners, we use the non-GAAP metrics – underwriting and fee revenues and underwriting and fee margin. We generally manage our exposure to the risks we underwrite using both reinsurance (e.g., quota share and excess of loss) and sliding scale commission agreements with our agents (e.g., commissions paid are adjusted based on the actual underlying losses incurred), which mitigates our risk. Generally, when losses are incurred, the risk which is retained by our agents and reinsurers is reflected in a reduction in commissions paid.

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

See “—Non-GAAP Reconciliations” for a reconciliation of underwriting and fee revenues, underwriting and fee margin, adjusted net income and adjusted return on average equity to their GAAP equivalents.

Results of Operations - Three Months Ended March 31, 2024 compared to 2023

($ in thousands)	Three Months Ended March 31,
	2024	2023	Change	% Change
Revenues:
Earned premiums, net	$347,310	$265,330	$81,980	30.9%
Service and administrative fees	110,487	92,032	18,455	20.1%
Ceding commissions	2,744	3,645	(901)	(24.7)%
Net investment income	6,758	5,109	1,649	32.3%
Net realized and unrealized gains (losses)	2,819	(4,607)	7,426	(161.2)%
Other revenue	8,638	6,935	1,703	24.6%
Total revenues	$478,756	$368,444	$110,312	29.9%
Expenses:
Net losses and loss adjustment expenses	$175,380	$114,327	$61,053	53.4%
Member benefit claims	32,284	27,348	4,936	18.0%
Commission expense	156,948	146,450	10,498	7.2%
Employee compensation and benefits	31,450	24,613	6,837	27.8%
Interest expense	7,639	6,081	1,558	25.6%
Depreciation and amortization	5,083	4,811	272	5.7%
Other expenses	33,161	25,369	7,792	30.7%
Total expenses	$441,945	$348,999	$92,946	26.6%
Income (loss) before taxes (1)	$36,811	$19,445	$17,366	89.3%

Key Performance Metrics:
Gross written premiums and premium equivalents	$663,417	$621,158	$42,259	6.8%
Net written premiums	$318,151	$281,146	$37,005	13.2%
Loss ratio	46.3%	40.5%
Acquisition ratio	31.2%	37.4%
Underwriting ratio	77.5%	77.9%
Operating expense ratio	12.8%	13.7%
Combined ratio	90.3%	91.6%
Return on average equity	22.3%	16.7%
Non-GAAP Financial Measures (2):
Adjusted net income (before NCI)	$34,133	$22,939	$11,194	48.8%
Adjusted return on average equity	28.3%	26.1%
(1)    Net income was $26.9 million for the three months ended March 31, 2024 compared to $14.7 million for the three months ended March 31, 2023.
(2)    See “—Non-GAAP Reconciliations” for a discussion of non-GAAP financial measures.

Revenues - Three Months Ended March 31, 2024 compared to 2023

For the three months ended March 31, 2024, total revenues increased 29.9%, to $478.8 million, as compared to $368.4 million for the three months ended March 31, 2023. Earned premiums, net of $347.3 million increased $82.0 million, or 30.9%, driven by growth in specialty E&S and admitted insurance lines. Earned premiums assumed from other insurance companies were $141.3 million, or 40.7% of the total, compared to $110.0 million, or 41.4% of the total, in the prior year period. As it expands to new geographies and expands product offerings, the Company works to obtain necessary licenses and intends to write this business directly upon obtaining necessary licenses. The Company views direct written and assumed business as having similar characteristics. Service and administrative fees of $110.5 million increased by 20.1% driven primarily by growth in vehicle service contract revenues. Ceding commissions of $2.7 million decreased by $0.9 million, or 24.7%. Other revenues increased by $1.7 million, or 24.6%, driven by growth in premium finance product offerings and interest income on cash and cash equivalents.

For the three months ended March 31, 2024, 25.5% of revenues were derived from fees that were not solely dependent upon the underwriting performance of Fortegra’s insurance products, resulting in more diversified earnings. For the three months ended March 31, 2024, 80.3% of fee-based revenues were generated in non-regulated service companies, with the remainder in regulated insurance companies.

For the three months ended March 31, 2024, net investment income was $6.8 million as compared to $5.1 million in the prior year period, primarily driven by growth in investments and the increase in yields. Net realized and unrealized gains were $2.8 million, an improvement of $7.4 million, as compared to net realized and unrealized losses of $4.6 million in the prior year period, primarily driven by the change in fair value of certain equity and other investments carried at fair value. Unrealized losses on AFS securities impacting OCI for the three months ended March 31, 2024 were $4.8 million, driven by the increase in yields (yields and bonds prices are inversely related) and corresponding impact to the fair value of investments.

Expenses - Three Months Ended March 31, 2024 compared to 2023

For the three months ended March 31, 2024, net losses and loss adjustment expenses were $175.4 million, member benefit claims were $32.3 million and commission expense was $156.9 million, as compared to $114.3 million, $27.3 million, and $146.5 million, respectively, for the three months ended March 31, 2023. The increase in net losses and loss adjustment expenses of $61.1 million, or 53.4%, was driven by growth in U.S. and European insurance lines and the shift in business mix toward commercial lines, which tend to have higher loss ratios and lower commission and expense ratios. In addition, the Company experienced unfavorable prior year development of $0.8 million for the three months ended March 31, 2024, driven by higher-than-expected claim severity in our commercial lines of business, primarily driven by one partner. The increase in member benefit claims of $4.9 million, or 18.0%, was driven by growth in vehicle service contracts and the impacts of inflation on replacement costs and labor rates. Commission expenses increased by $10.5 million, or 7.2%, generally in line with the growth in earned premiums, net and service and administrative fees, partially offset by the impact of sliding scale commissions as losses increased.

For the three months ended March 31, 2024, employee compensation and benefits were $31.5 million and other expenses were $33.2 million, as compared to $24.6 million and $25.4 million, respectively, for the three months ended March 31, 2023. Employee compensation and benefits increased by $6.8 million, or 27.8%, driven by investments in human capital associated with growth in E&S, admitted and warranty lines. Other expenses increased by $7.8 million, or 30.7%, driven by a change in fair value of the Fortegra Additional Warrant liability of $4.2 million, and $3.2 million of expenses related to legal and other expenses associated with preparation of the registration statement for the withdrawn Fortegra initial public offering in February 2024.

For the three months ended March 31, 2024, interest expense was $7.6 million as compared to $6.1 million for the three months ended March 31, 2023. The increase in interest expense of $1.6 million, or 25.6%, was primarily driven by the rise in short-term interest rates and increased borrowings on Fortegra’s corporate revolver and asset based debt for premium finance lines.

For the three months ended March 31, 2024, depreciation and amortization expense was $5.1 million, including $4.0 million of intangible amortization related to purchase accounting associated with acquisitions at Fortegra from 2019 to 2023, as compared to $4.8 million, including $3.9 million of intangible amortization from purchase accounting in 2023.

Gross Written Premiums and Premium Equivalents

The below table shows gross written premiums and premium equivalents by business mix for the three months ended March 31, 2024 and 2023:

($ in thousands)	Three Months Ended March 31,
	2024	2023
Property and short-tail	$149,193	$105,172
Contractual liability	83,209	95,611
General liability	72,470	79,449
Alternative risks	76,668	78,614
Professional liability	68,168	58,874
Europe	41,708	29,572
Commercial lines	$491,416	$447,292
Personal lines	$78,435	$84,543
Insurance	$569,851	$531,835
Auto and consumer goods warranty	81,968	77,769
Other services	11,598	11,554
Services	$93,566	$89,323
Total (1,2)	$663,417	$621,158
(1) The total gross written premiums and premium equivalents of $663.4 million and $621.2 million for the three months ended March 31, 2024 and 2023, respectively, were comprised of gross written premiums of $457.1 million and $424.9 million, plus assumed premiums of $112.7 million and $106.9 million, plus gross service and administrative fee additions of $93.6 million and $89.3 million, respectively. See Note (7) Reinsurance Recoverable and Prepaid Reinsurance Premiums and Note (13) Revenue from Contracts with Customers Revenue from Contracts with Customers within the respective periods for more information.

(2) The premium equivalents metric excludes amounts received from failure to perform vehicle service contracts held in off-balance sheet trusts and premium finance volumes as it was determined to be unlikely these amounts will be recognized as revenue. The first quarter 2023 has been been conformed resulting in a reduction of premium equivalents of $129.2 million. This change only impacted the premium equivalents metric and did not impact the Company’s condensed consolidated financial statements.

Total gross written premiums and premium equivalents for the three months ended March 31, 2024 were $663.4 million, representing an increase of $42.3 million, or 6.8%. The increase was driven by a combination of factors including expanding Fortegra’s distribution partner network, growing specialty admitted and E&S insurance lines, and increasing penetration in the vehicle service contract sector.

For the three months ended March 31, 2024, Insurance increased by $38.0 million, or 7.1%, driven by growth in specialty commercial lines, including E&S and admitted business. For the three months ended March 31, 2024, Services increased by $4.2 million, or 4.8%, driven by growth in vehicle service contracts.

The growth in gross written premiums and premium equivalents, combined with higher retention in select products as of March 31, 2024, has resulted in an increase of $263.3 million, or 12.7%, in unearned premiums and deferred revenue on the condensed consolidated balance sheets as compared to March 31, 2023. As of March 31, 2024, unearned premiums and deferred revenues were $2.3 billion, as compared to $2.1 billion as of March 31, 2023.

Net written premiums

($ in thousands)	Three Months Ended March 31,
	2024	2023
Property and short-tail	$108,436	$73,902
Contractual liability	21,765	19,258
General liability	28,460	34,324
Alternative risks	56,488	55,831
Professional liability	22,305	23,739
Europe	41,708	29,572
Commercial lines	$279,162	$236,626
Personal lines	$38,989	$44,520
Insurance	$318,151	$281,146

Net written premiums for the three months ended March 31, 2024 were $318.2 million, representing an increase of $37.0 million, or 13.2%, consistent with growth in gross written premiums, and as a result of increased retention on Fortegra’s whole account quota share reinsurance arrangement from 30% to 40%, effective April 1, 2023. For the three months ended March 31, 2024, Net written premiums from commercial lines increased by $42.5 million, or 18.0%, driven by growth in specialty E&S and admitted business. For the three months ended March 31, 2024, net written premiums from personal lines decreased by $5.5 million, or 12.4%, driven by declines in personal credit insurance lines. Net written premiums from property and short-tail lines represented $108.4 million, or 34.1%, of the total net written premiums for the three months ended March 31, 2024 compared to $73.9 million, or 26.3%, for the prior year period. Property and short-tail net written premiums were diversified by geographic location, exposure and risk type with substantial reinsurance protection. As of March 31, 2024, the net loss to the Company in a 1-in-250 year catastrophe event represented approximately 2.8% of Fortegra’s stockholders’ equity. This reported loss includes the impact of incurred losses based on the estimated frequency and severity of potential events, reinstatements premiums, reinsurance recoveries and taxes.

Combined Ratio

The combined ratio was 90.3% for the three months ended March 31, 2024, compared to 91.6% for the prior year period, reflecting the consistent underwriting performance and scalability of the Company’s operating platform. The underwriting ratio was 77.5%, a decrease of 0.4% from the prior year period, which consists of a loss ratio of 46.3%, compared to 40.5% in the prior year period, and an acquisition ratio of 31.2%, compared to 37.4% in the prior year period. The increase in loss ratio was driven by changes in business mix, which was more than offset by the decline in acquisition ratio. The operating expense ratio decreased 0.9% percentage points to 12.8%, as compared to 13.7% in the prior year period.

Underwriting and Fee Revenues and Margin - Non-GAAP

The below tables show underwriting and fee revenues and underwriting and fee margin by business mix for the three months ended March 31, 2024 and 2023.

	Three Months Ended March 31,
($ in thousands)	2024			2023
	Insurance	Services	Total	Insurance	Services	Total
Underwriting and Fee Revenues (1)	$350,192	$97,891	$448,083	$269,131	$81,084	$350,215

Net losses and loss adjustment expenses	175,380	—	175,380	114,327	—	114,327
Member benefit claims	—	32,284	32,284	—	27,348	27,348
Commission expense (2)	105,370	34,215	139,585	102,999	27,944	130,943
Underwriting and Fee Margin (1)	$69,442	$31,392	$100,834	$51,805	$25,792	$77,597

Loss ratio	50.1%	33.0%	46.3%	42.5%	33.7%	40.5%
Acquisition ratio	30.1%	35.0%	31.2%	38.3%	34.5%	37.4%
Underwriting ratio	80.2%	68.0%	77.5%	80.8%	68.2%	77.9%
(1)    See “—Non-GAAP Reconciliations” for a discussion of non-GAAP financial measures.
(2)     Commission expense in this table is presented net of ceding fees and ceding commissions of $14.6 million and $2.7 million, respectively, as of the three months ended March 31, 2024, and $11.9 million and $3.6 million, respectively, as of the three months ended March 31, 2023.

Underwriting and fee revenues were $448.1 million for the three months ended March 31, 2024 as compared to $350.2 million for the three months ended March 31, 2023. Total underwriting and fee revenues increased $97.9 million, or 27.9%, driven by growth in all business lines. The increase in Insurance was $81.1 million, or 30.1%, driven by growth in specialty E&S and admitted insurance lines. The increase in Services was $16.8 million, or 20.7%, driven by growth in vehicle service contracts and premium finance offerings, in addition to the acquisition of Premia.

Underwriting and fee margin was $100.8 million for the three months ended March 31, 2024 as compared to $77.6 million for the three months ended March 31, 2023. Total underwriting and fee margin increased $23.2 million, or 29.9%, driven by growth in Insurance and Services. Insurance grew by $17.6 million, or 34.0%, driven by revenue growth in admitted and E&S lines. Services increased by $5.6 million, or 21.7%, driven by growth in vehicle service contracts and premium finance offerings, in addition to the acquisition of Premia.

Return on Average Equity

Return on average equity was 22.3% for the three months ended March 31, 2024, as compared to 16.7% for the prior year period. The increase in net income and annualized return on average equity was driven by revenue growth and improvement of the combined ratio, in addition to improvements in net investment income and net realized and unrealized gains and losses.

Adjusted Net Income and Adjusted Return on Average Equity - Non-GAAP

For the three months ended March 31, 2024, adjusted net income and adjusted return on average equity were $34.1 million and 28.3%, respectively, as compared to $22.9 million and 26.1%, respectively, for the three months ended March 31, 2023.

Tiptree Capital

Tiptree Capital consists of our Mortgage segment, which includes the operating results of Reliance, our mortgage business, and Tiptree Capital - Other, which consists of our other non-insurance operating businesses and investments. As of March 31, 2024, Tiptree Capital - Other includes our Invesque shares and other investments.

Mortgage

Through our Mortgage operating subsidiary, Reliance, we originate, sell, securitize and service one-to-four-family, residential mortgage loans, comprised of conforming mortgage loans, Federal Housing Administration (“FHA”), Veterans Administration (“VA”), United States Department of Agriculture (“USDA”), and to a lesser extent, non-agency jumbo prime.
We are an approved seller/servicer for Fannie Mae and Freddie Mac. We are also an approved issuer and servicer for Ginnie Mae. We originate residential mortgage loans through our retail distribution channel (directly to consumers) in 39 states and the District of Columbia as of March 31, 2024.

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

The following tables present the Mortgage segment results for the following periods:

Results of Operations

($ in thousands)	Three Months Ended March 31,
	2024	2023
Revenues:
Net realized and unrealized gains (losses)	$10,664	$7,107
Other revenue	5,227	4,454
Total revenues	$15,891	$11,561
Expenses:
Employee compensation and benefits	$9,239	$8,220
Interest expense	651	384
Depreciation and amortization	125	172
Other expenses	5,123	5,350
Total expenses	$15,138	$14,126
Income (loss) before taxes	$753	$(2,565)

Key Performance Metrics:
Origination volumes	$210,402	$202,835
Gain on sale margins	5.0%	4.8%
Return on average equity	4.5%	(14.5)%

Non-GAAP Financial Measures (1):
Adjusted net income (1)	$(309)	$(853)
Adjusted return on average equity (1)	(2.4)%	(6.3)%
(1)    See “—Non-GAAP Reconciliations” for a discussion of non-GAAP financial measures.

Revenues - 2024 compared to 2023

For the three months ended March 31, 2024, $210.4 million of loans were funded, compared to $202.8 million for the prior year period, an increase of $7.6 million, or 3.7%, driven by the normalized mortgage interest rates compared to the prior year period. Gain on sale margins increased to 5.0% for the three months ended March 31, 2024, up approximately 20 basis points from 4.8% for the three months ended March 31, 2023.

Net realized and unrealized gains for the three months ended March 31, 2024 were $10.7 million, compared to $7.1 million in the prior year period, an increase of $3.6 million or 50%. The primary driver of increased gain on sale revenues was the increase in volumes and positive fair value adjustment in mortgage servicing rights of $1.2 million in 2024 compared to a negative fair value adjustment of $1.4 million in the prior year period.

Other revenue for the three months ended March 31, 2024 was $5.2 million, compared to $4.5 million in the prior year period, an increase of $0.8 million, or 17%. As of March 31, 2024, the mortgage servicing asset was $42.0 million, an increase from $40.8 million as of December 31, 2023.

Expenses - 2024 compared to 2023

For the three months ended March 31, 2024, employee compensation and benefits were $9.2 million, compared to $8.2 million in the prior year period, an increase of $1.0 million or 12%, driven primarily by higher commissions on increased origination volumes.

For the three months ended March 31, 2024, interest expense was at $0.7 million, compared to $0.4 million in prior year period, with the increase driven by higher interest rates.

For the three months ended March 31, 2024, other expenses were $5.1 million, compared to $5.4 million in the prior year period, a decrease of $0.2 million with the decrease driven by a reduction of mortgage operational expenses, including marketing costs.

Income (loss) before taxes - 2024 compared to 2023

The income before taxes for the three months ended March 31, 2024 was $0.8 million, compared to loss before taxes of $2.6 million in the prior year period. The increase was driven by higher volumes and mortgage servicing fees attributable to the larger servicing portfolio.

Tiptree Capital - Other

The following tables present a summary of Tiptree Capital - Other results for the following periods:

Results of Operations

	Three Months Ended March 31,
($ in thousands)	Total revenue		Income (loss) before taxes
	2024	2023	2024	2023
Senior living (Invesque)	$(2,925)	$(1,405)	$(2,925)	$(1,405)
Maritime transportation (1)	566	360	(15)	190
Other	5,933	2,665	5,933	2,657
Total	$3,574	$1,620	$2,993	$1,442
(1)    Includes $0.6 million and $0.2 million of expenses related to our Maritime transportation operations for the three months ended March 31, 2024 and 2023, respectively.

Revenues

Tiptree Capital - Other earns revenues from the following sources: net interest income, realized and unrealized gains and losses on the Company’s investment holdings (including Invesque); and charter revenues from vessels within the Company’s maritime transportation operations. Subsequent to the sale of our dry bulk and tanker vessels, operations include two smaller vessels and other ancillary assets.

Revenues for the three months ended March 31, 2024 were $3.6 million compared to $1.6 million for 2023 with the increase primarily driven by investments gains on securities in the Company’s investment holdings, partially offset by increased investment losses on Invesque in the three months ended March 31, 2024, compared to the prior year period.

Income (loss) before taxes

The income before taxes from Tiptree Capital - Other for the three months ended March 31, 2024 was $3.0 million, compared to the income before taxes of $1.4 million in the prior year period. The increase was driven by the same factors that impacted revenues.

Adjusted net income - Non-GAAP(1)

($ in thousands)	Three Months Ended March 31,
	2024	2023
Maritime transportation	(15)	169
Other	668	1,244
Total	$653	$1,413
(1)    See “—Non-GAAP Reconciliations” for a discussion of non-GAAP financial measures.

Adjusted net income decreased to $0.7 million for the three months ended March 31, 2024 compared to $1.4 million in 2023. The decrease was driven by lower interest income on cash and cash equivalents and U.S. Treasury securities recorded in other income.

Corporate
The following table presents a summary of corporate results for the following periods:

Results of Operations

($ in thousands)	Three Months Ended March 31,
	2024	2023
Employee compensation and benefits	$1,796	$1,955
Employee incentive compensation expense	6,594	5,834
Depreciation and amortization	360	251
Other expenses	2,108	2,109
Total expenses	$10,858	$10,149
Corporate expenses include expenses of the holding company for employee compensation and benefits, interest expense, and public company and other expenses. Corporate employee compensation and benefits includes the expense of management, legal and accounting staff. Other expenses primarily consisted of audit and professional fees, insurance, office rent and other related expenses.

Employee compensation and benefits, including incentive compensation expense, were $8.4 million for the three months ended March 31, 2024, compared to $7.8 million for the prior year period, driven by an increase in accrued bonus expense. Of the incentive compensation expense in the three months ended March 31, 2024, $3.1 million was stock-based compensation expense, compared to $2.3 million in 2023. As of March 31, 2024 and 2023, the Company had no outstanding borrowings at the holding company and therefore incurred no interest expense for related periods. Other expenses of $2.1 million remained consistent with the prior year period.

Provision for Income Taxes

The total income tax expense of $13.8 million and $5.0 million for the three months ended March 31, 2024 and 2023, respectively, is reflected as a component of net income (loss). For the three months ended March 31, 2024 and 2023, the Company’s effective tax rate was equal to 46.5% and 61.5%, respectively, with both significantly higher than the U.S. statutory income tax rate of 21.0%, primarily due to the impact of outside basis deferred taxes on Tiptree’s investment in Fortegra.

Tiptree owns less than 80% of Fortegra and is required to record deferred taxes on the outside basis on its investment in Fortegra. This deferred tax liability represents the tax that would be due, before consideration of loss carryforwards, if Tiptree were to sell all of its Fortegra stock at its carrying value on Tiptree’s balance sheet.

As of March 31, 2024, the deferred tax liability relating to Fortegra was $65.6 million, which was an increase of $3.9 million from the year ended December 31, 2023, of which $0.5 million benefit was recorded in OCI, and $4.5 million expense was recorded as a provision for income taxes. As of March 31, 2023, the deferred tax liability relating to Fortegra was $44.1 million, which was an increase of $4.1 million from the year ended December 31, 2022, of which $1.8 million was recorded in OCI and $2.3 million was recorded as a provision for income taxes. Excluding the impact of these deferred taxes, the effective tax rates for the three months ended March 31, 2024 and 2023 were 31.5% and 32.9%, respectively.

Balance Sheet Information

Tiptree’s total assets were $5,189.9 million as of March 31, 2024, compared to $5,139.3 million as of December 31, 2023. The $50.6 million increase in assets is primarily attributable to the growth in the Insurance segment.

Total stockholders’ equity was $598.6 million as of March 31, 2024, compared to $576.6 million as of December 31, 2023, with the increase primarily driven by comprehensive income for the three months ended March 31, 2024. As of March 31, 2024, there were 36,781,281 shares of common stock outstanding as compared to 36,756,187 shares as of December 31, 2023, with the increase driven by the vesting of share-based incentive compensation.

On March 28, 2024, Tiptree and Warburg contributed $29.2 million and $9.6 million, respectively, to Fortegra in exchange for common shares of Fortegra. As of March 31, 2024, Fortegra was owned approximately 79.3% by Tiptree Holdings, 17.7% by Warburg and 3.0% by management and directors of Fortegra.

The following table is a summary of certain balance sheet information:

	As of March 31, 2024
($ in thousands)		Tiptree Capital
	Insurance	Mortgage	Other	Corporate	Total
Total assets	4,930,405	$164,794	$70,697	$24,043	$5,189,939

Corporate debt	$289,000	$—	$—	$—	$289,000
Asset based debt	69,218	56,456	—	—	125,674

Tiptree Inc. stockholders’ equity (1)	$339,798	$52,885	$69,980	$(37,928)	$424,735
Non-controlling interests:
Fortegra preferred interests	77,679	—	—	—	77,679
Common interests	96,224	—	—	—	96,224
Total stockholders’ equity	$513,701	$52,885	$69,980	$(37,928)	$598,638
(1)    Included in Corporate equity is the deferred tax liability on the outside basis on Tiptree’s investment in Fortegra of $65.6 million as of March 31, 2024.

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

($ in thousands)	Three Months Ended March 31,
	2024	2023
Total revenues	$478,756	$368,444
Less: Net investment income	(6,758)	(5,109)
Less: Net realized and unrealized gains (losses)	(2,819)	4,607
Less: Ceding fees (1)	(14,619)	(11,862)
Less: Ceding commissions	(2,744)	(3,645)
Less: Cash and cash equivalent interest income (2)	(3,733)	(2,220)
Underwriting and fee revenues (3)	$448,083	$350,215
(1) Ceding fees were included in service and administrative fees on the statement of operations.
(2) Cash and cash equivalent interest income was included in other revenue on the statement of operations.
(3) Underwriting and fee revenues exclude ceding fees, ceding commissions and cash and cash equivalent interest income from other revenue. The three months ended March 31, 2023 has been conformed to this presentation resulting in a reduction of underwriting and fee revenues of $17.7 million. This change only impacted the underwriting and fee revenues metric and did not impact the Company’s condensed consolidated financial statements.

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

($ in thousands)	Three Months Ended March 31,
	2024	2023
Income (loss) before income taxes	$36,811	$19,445
Less: Net investment income	(6,758)	(5,109)
Less: Net realized and unrealized gains (losses)	(2,819)	4,607
Less: Cash and cash equivalent interest income (1)	(3,733)	(2,220)
Plus: Depreciation and amortization	5,083	4,811
Plus: Interest expense	7,639	6,081
Plus: Employee compensation and benefits	31,450	24,613
Plus: Other expenses	33,161	25,369
Underwriting and fee margin (2)	$100,834	$77,597
(1) Cash and cash equivalent interest income was included in other revenue on the statement of operations.
(2) Underwriting and fee margin exclude cash and cash equivalent interest income. The three months ended March 31, 2023 has been conformed to this presentation resulting in a reduction of underwriting and fee margin of $2.2 million. This change only impacted the underwriting and fee margin metric and did not impact the Company’s condensed consolidated financial statements.

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

We present adjustments for amortization associated with acquired intangible assets. The intangible assets were recorded as part of purchase accounting in connection with Tiptree’s acquisition of Fortegra Financial in 2014, and additional services businesses from 2019 to 2023. The intangible assets acquired contribute to overall revenue generation, and the respective purchase accounting adjustments will continue to occur in future periods until such intangible assets are fully amortized in accordance with the respective amortization periods required by GAAP.

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

	Three Months Ended March 31, 2024
($ in thousands)		Tiptree Capital
	Insurance	Mortgage	Other	Corporate	Total
Income (loss) before taxes	$36,811	$753	$2,993	$(10,858)	$29,699
Less: Income tax (benefit) expense	(9,922)	(163)	(692)	(3,041)	(13,818)
Less: Net realized and unrealized gains (losses) (1)	(2,819)	(1,160)	(2,141)	—	(6,120)
Plus: Intangibles amortization (2)	3,971	—	—	—	3,971
Plus: Stock-based compensation expense	782	—	—	3,053	3,835
Plus: Non-recurring expenses (3)	3,170	—	—	—	3,170
Plus: Non-cash fair value adjustments (4)	4,211	—	—	—	4,211
Plus: Impact of tax deconsolidation of Fortegra (5)	—	—	—	4,465	4,465
Less: Tax on adjustments (6)	(2,071)	261	493	(487)	(1,804)
Adjusted net income (before NCI)	$34,133	$(309)	$653	$(6,868)	$27,609
Less: Impact of non-controlling interests	(7,076)	—	—	—	(7,076)
Adjusted net income	$27,057	$(309)	$653	$(6,868)	$20,533

Adjusted net income (before NCI)	$34,133	$(309)	$653	$(6,868)	$27,609
Average stockholders’ equity	$483,158	$52,591	$97,899	$(46,047)	$587,601
Adjusted return on average equity (7)	28.3%	(2.4)%	2.7%	NM%	18.8%

	Three Months Ended March 31, 2023
($ in thousands)		Tiptree Capital
	Insurance	Mortgage	Other	Corporate	Total
Income (loss) before taxes	$19,445	$(2,565)	$1,442	$(10,149)	$8,173
Less: Income tax (benefit) expense	(4,747)	613	(263)	(625)	(5,022)
Less: Net realized and unrealized gains (losses) (1)	4,607	1,443	323	—	6,373
Plus: Intangibles amortization (2)	3,894	—	—	—	3,894
Plus: Stock-based compensation expense	33	—	—	2,282	2,315
Plus: Non-recurring expenses (3)	2,125	—	—	—	2,125
Plus: Non-cash fair value adjustments (4)	(118)	—	—	—	(118)
Plus: Impact of tax deconsolidation of Fortegra (5)	—	—	—	2,314	2,314
Less: Tax on adjustments (6)	(2,300)	(344)	(89)	(37)	(2,770)
Adjusted net income (before NCI)	$22,939	$(853)	$1,413	$(6,215)	$17,284
Less: Impact of non-controlling interests	(4,725)	—	—	—	(4,725)
Adjusted net income	$18,214	$(853)	$1,413	$(6,215)	$12,559

Adjusted net income (before NCI)	$22,939	$(853)	$1,413	$(6,215)	$17,284
Average stockholders’ equity	$351,953	$53,768	$114,219	$17,626	$537,566
Adjusted return on average equity (7)	26.1%	(6.3)%	4.9%	NM%	12.9%
(1) Net realized and unrealized gains (losses) added back in Adjusted net income excludes net realized and unrealized gains (losses) from the mortgage segment and unrealized gains (losses) on mortgage servicing rights.
(2) Specifically associated with acquisition purchase accounting. See Note (8) Goodwill and Intangible Assets, net.
(3) For the three months ended March 31, 2024 and 2023, included in other expenses were expenses related to legal and other expenses associated with preparation of the registration statement for the withdrawn Fortegra initial public offering in 2024 and acquisitions of services businesses in 2023, respectively.
(4) For the three months ended March 31, 2024 and 2023, non-cash fair-value adjustments represent a change in fair value of the Fortegra Additional Warrant liability.
(5) For the three months ended March 31, 2024 and 2023, included in the adjustment is an add-back of $4.5 million and $2.3 million, respectively, related to deferred tax expense from the WP Transaction.
(6) Tax on adjustments represents the tax applied to the total non-GAAP adjustments and includes adjustments for non-recurring or discrete tax impacts.
(7) Total Adjusted return on average equity after non-controlling interests was 19.5% and 12.6% for the three months ended March 31, 2024 and 2023, respectively, based on $20.5 million and $12.6 million of Adjusted net income over $420.8 million and $399.0 million of average Tiptree Inc. stockholders’ equity.

Book Value per share - Non-GAAP

Management believes the use of this financial measure provides supplemental information useful to investors as book value is frequently used by the financial community to analyze company growth on a relative per share basis. The following table provides a reconciliation between total stockholders’ equity and total shares outstanding, net of treasury shares.

($ in thousands, except per share information)	As of March 31,
	2024	2023
Total stockholders’ equity	$598,638	$541,557
Less: Non-controlling interests	173,903	140,910
Total stockholders’ equity, net of non-controlling interests	$424,735	$400,647

Total common shares outstanding	36,781	36,735

Book value per share	$11.55	$10.91

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

As of March 31, 2024, cash and cash equivalents, excluding restricted cash, were $474.6 million, compared to $468.7 million at December 31, 2023, an increase of $5.8 million, primarily driven by an decrease in investments.

Our insurance business uses borrowings to fund long-term growth and for operational working capital purposes. As of March 31, 2024 and December 31, 2023, a total of $129.0 million and $130.0 million, respectively, was outstanding under the revolving line of credit in our insurance business. The maximum borrowing capacity under the agreements as of March 31, 2024 and 2023 was $200.0 million.

Our mortgage business relies on short term uncommitted sources of financing as a part of their normal course of operations. To date, we have been able to obtain and renew uncommitted warehouse credit facilities. If we were not able to obtain financing, then we may need to draw on other sources of liquidity to fund our mortgage business. See Note (10) Debt, net in the notes to our condensed consolidated financial statements for additional information regarding our insurance and mortgage borrowings.

We believe that cash flow from operations will provide sufficient capital to continue to grow the business and fund interest on the outstanding debt, capital expenditures and other general corporate needs over the next several years. As we continue to expand our business, including by any acquisitions we may make, we may, in the future, require additional working capital for increased costs.

Consolidated Comparison of Cash Flows

($ in thousands)	Three Months Ended March 31,
	2024	2023
Cash and cash equivalents provided by (used in):
Operating activities	$62,704	$43,046
Investing activities	40,469	(247,523)
Financing activities	7,977	78,302
Effect of exchange rate changes on cash	(754)	1,258

($ in thousands)	Three Months Ended March 31,
	2024	2023
Change in cash, cash equivalents and restricted cash	$110,396	$(124,917)
Operating Activities

Cash provided by operating activities was $62.7 million for the three months ended March 31, 2024. In 2024, the primary sources of cash from operating activities included growth in insurance premiums written resulting in increases in policy liabilities and unpaid claims which were partially offset by increases in notes and accounts receivable and other liabilities and accrued expenses and a decrease in unearned premiums.

Cash provided by operating activities was $43.0 million for the three months ended March 31, 2023. In 2023, the primary sources of cash from operating activities included growth in insurance written premiums resulting in increases in unearned premiums, policy liabilities and unpaid claims, deferred revenues and reinsurance payables, which were partially offset by increases in deferred acquisition costs, reinsurance recoverable and prepaid reinsurance premiums.

Investing Activities

Cash provided by investing activities was $40.5 million for the three months ended March 31, 2024. In 2024, the primary source of cash was proceeds from the sale of investments outpacing purchases.

Cash used in investing activities was $247.5 million for the three months ended March 31, 2023. In 2023, the primary uses of cash were the purchases of investments outpacing the proceeds from the sale of investments, as well as the acquisition of Premia.

Financing Activities

Cash provided by financing activities was $8.0 million for the three months ended March 31, 2024. In 2024, the cash provided was primarily proceeds from corporate borrowings at Fortegra and mortgage warehouse facilities, which exceeded repayments, and a non-controlling interest contribution to Fortegra, partially offset by the payment of common and preferred dividends.

Cash provided by financing activities was $78.3 million for the three months ended March 31, 2023. In 2023, the cash provided was primarily proceeds from corporate borrowings and mortgage warehouse facilities, which exceeded repayments, partially offset by non-controlling interests distributions and the payment of dividends.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of our financial statements in accordance with U.S. GAAP, which requires management to make estimates and assumptions that affect the amounts reported in our financial statements and accompanying notes. Actual results could differ materially from those estimates. There have been no material changes to the critical accounting policies and estimates as discussed in Part II, Item 7A in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

Recently Adopted and Issued Accounting Standards

For a discussion of recently adopted and issued accounting standards, see the section “Recent Accounting Standards” in Note (2) Summary of Significant Accounting Policies of the notes to the accompanying condensed consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 described our Quantitative and Qualitative Disclosures About Market Risk. There were no material changes to the assumptions or risks during the three months ended March 31, 2024.

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

Item 1A. Risk Factors

For information regarding factors that could affect our Company, results of operations and financial condition, see the risk factors discussed under Part I, Item 1A in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023. There have been no material changes in those risk factors.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Share repurchase activity for three months ended March 31, 2024 was as follows:

Period	Purchaser	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value ($ in thousands of Shares That May Yet Be Purchased Under the Plans or Programs(1)
January 1, 2024 to January 31, 2024	Tiptree Inc.	—	$—	—
February 1, 2024 to February 29, 2024	Tiptree Inc.	—	$—	—
March 1, 2024 to March 31, 2024	Tiptree Inc.	—	$—	—
	Total	—	$—	—	$11,945

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

Tiptree Inc.

Date:	May 1, 2024	By:/s/ Michael Barnes
Michael Barnes
Executive Chairman

Date:	May 1, 2024	By:/s/ Jonathan Ilany
Jonathan Ilany
Chief Executive Officer

Date:	May 1, 2024	By:/s/ Scott McKinney
Scott McKinney
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification of Executive Chairman pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.3	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification of Executive Chairman pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
32.2	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
32.3	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
104	Cover page from Tiptree’s Form 10-Q for the quarter ended March 31, 2024 formatted in iXBRL (included in Exhibit 101).

*     Attached as Exhibit 101 to this Quarterly Report on Form 10-Q are the following materials, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets as of March 31, 2024 and December 31, 2023, (ii) the Condensed Consolidated Statements of Operations for the three months ended March 31, 2024 and 2023, (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss) for the three months ended March 31, 2024 and 2023, (iv) the Condensed Consolidated Statements of Changes in Stockholders’ Equity for the three months ended March 31, 2024 and 2023, (v) the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2024 and 2023 and (vi) the Notes to the Condensed Consolidated Financial Statements.

**    Denotes a management contract or compensatory plan, contract or arrangement.