Form 10-Q
period 2024-06-30
TIPTREE INC.
filed 2024-07-31
CIK 1393726

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly period ended June 30, 2024
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

As of July 30, 2024, there were 36,789,571 shares, par value $0.001, of the registrant’s common stock outstanding.

Tiptree Inc.
Quarterly Report on Form 10-Q
June 30, 2024

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

TIPTREE INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (Unaudited)
(in thousands, except share data)

	As of
	June 30, 2024	December 31, 2023
Assets:
Investments:
Available for sale securities, at fair value, net of allowance for credit losses	$825,223	$802,609
Loans, at fair value	74,326	69,556
Equity securities	69,499	68,308
Other investments	59,337	111,088
Total investments	1,028,385	1,051,561
Cash and cash equivalents	497,343	468,711
Restricted cash	108,034	23,850
Notes and accounts receivable, net	779,105	684,608
Reinsurance recoverable	904,692	953,886
Prepaid reinsurance premiums	962,159	900,524
Deferred acquisition costs	545,033	565,746
Goodwill	205,972	206,155
Intangible assets, net	110,835	118,757
Other assets	163,152	165,515
Total assets	$5,304,710	$5,139,313

Liabilities and Stockholders’ Equity
Liabilities:
Debt, net	$387,338	$402,411
Unearned premiums	1,671,294	1,695,058
Policy liabilities and unpaid claims	1,087,203	844,848
Deferred revenue	683,513	673,085
Reinsurance payable	478,168	543,602
Other liabilities and accrued expenses	379,125	403,744
Total liabilities	$4,686,641	$4,562,748

Stockholders’ Equity:
Preferred stock: $0.001 par value, 100,000,000 shares authorized, none issued or outstanding	$—	$—
Common stock: $0.001 par value, 200,000,000 shares authorized, 36,785,305 and 36,756,187 shares issued and outstanding, respectively	37	37
Additional paid-in capital	387,513	382,239
Accumulated other comprehensive income (loss), net of tax	(29,216)	(26,073)
Retained earnings	78,115	60,663
Total Tiptree Inc. stockholders’ equity	436,449	416,866
Non-controlling interests:
Fortegra preferred interests	77,679	77,679
Common interests	103,941	82,020
Total non-controlling interests	181,620	159,699
Total stockholders’ equity	618,069	576,565
Total liabilities and stockholders’ equity	$5,304,710	$5,139,313

See accompanying notes to condensed consolidated financial statements.

TIPTREE INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations (Unaudited)
(in thousands, except share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenues:
Earned premiums, net	$398,467	$269,795	$745,777	$535,125
Service and administrative fees	105,847	98,113	216,334	190,145
Ceding commissions	5,065	4,676	7,809	8,321
Net investment income	6,381	9,088	13,139	14,197
Net realized and unrealized gains (losses)	12,578	8,825	28,202	11,002
Other revenue	18,335	14,021	33,633	27,353
Total revenues	546,673	404,518	1,044,894	786,143
Expenses:
Policy and contract benefits	233,975	147,734	441,639	289,409
Commission expense	173,279	142,699	330,227	289,149
Employee compensation and benefits	49,917	44,383	99,103	85,181
Interest expense	8,015	7,044	16,305	13,509
Depreciation and amortization	5,291	5,875	10,859	11,128
Other expenses	35,550	33,109	76,416	65,920
Total expenses	506,027	380,844	974,549	754,296
Income (loss) before taxes	40,646	23,674	70,345	31,847
Less: provision (benefit) for income taxes	18,673	11,824	32,491	16,846
Net income (loss)	21,973	11,850	37,854	15,001
Less: net income (loss) attributable to non-controlling interests	9,122	5,861	15,953	10,074
Net income (loss) attributable to common stockholders	$12,851	$5,989	$21,901	$4,927

Net income (loss) per common share:
Basic earnings per share	$0.35	$0.16	$0.59	$0.13
Diluted earnings per share	$0.31	$0.16	$0.54	$0.13

Weighted average number of common shares:
Basic	36,785,305	36,742,295	36,777,557	36,633,226
Diluted	37,752,682	37,585,811	37,766,573	37,509,660

Dividends declared per common share	$0.06	$0.05	$0.12	$0.10

See accompanying notes to condensed consolidated financial statements.

TIPTREE INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net income (loss)	$21,973	$11,850	$37,854	$15,001

Other comprehensive income (loss), net of tax:
Change in unrealized gains (losses) on available for sale securities	(861)	(3,576)	(5,617)	5,925
Change in unrealized currency translation adjustments	(1,511)	2,700	(1,091)	5,632
Related (provision) benefit for income taxes	554	797	2,350	(3,238)
Other comprehensive income (loss), net of tax	(1,818)	(79)	(4,358)	8,319
Comprehensive income (loss)	20,155	11,771	33,496	23,320
Less: comprehensive income (loss) attributable to non-controlling interests	8,592	5,915	14,738	12,190
Comprehensive income (loss) attributable to common stockholders	$11,563	$5,856	$18,758	$11,130

See accompanying notes to condensed consolidated financial statements.

TIPTREE INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)
(in thousands, except shares)

	Common stock						Non-controlling interests
	Number of shares	Par value	Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings	Total Tiptree Inc. stockholders’ equity	Fortegra preferred interests	Common interests	Total stockholders' equity
Balance at December 31, 2023	36,756,187	$37	$382,239	$(26,073)	$60,663	$416,866	$77,679	$82,020	$576,565
Amortization of share-based incentive compensation	—	—	5,290	—	—	5,290	—	1,685	6,975
Vesting of share-based incentive compensation	29,118	—	(16)	—	—	(16)	—	(622)	(638)
Non-controlling interest contributions	—	—	—	—	—	—	—	9,956	9,956
Non-controlling interest distributions	—	—	—	—	—	—	—	(644)	(644)
Common stock dividends declared	—	—	—	—	(4,449)	(4,449)	—	—	(4,449)
Other comprehensive income (loss), net of tax	—	—	—	(3,143)	—	(3,143)	—	(1,215)	(4,358)
Subsidiary preferred dividends declared	—	—	—	—	(3,192)	(3,192)	—	—	(3,192)
Net income (loss)	—	—	—	—	25,093	25,093	—	12,761	37,854
Balance at June 30, 2024	36,785,305	$37	$387,513	$(29,216)	$78,115	$436,449	$77,679	$103,941	$618,069

	Common stock						Non-controlling interests
	Number of shares	Par value	Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings	Total Tiptree Inc. stockholders’ equity	Fortegra preferred interests	Common interests	Total stockholders' equity
Balance at March 31, 2024	36,781,281	$37	$385,138	$(27,928)	$67,488	$424,735	$77,679	$96,224	$598,638
Amortization of share-based incentive compensation	—	—	2,306	—	—	2,306	—	962	3,268
Vesting of share-based incentive compensation	4,024	—	69	—	—	69	—	—	69
Non-controlling interest contributions	—	—	—	—	—	—	—	335	335
Non-controlling interest distributions	—	—	—	—	—	—	—	(575)	(575)
Common stock dividends declared	—	—	—	—	(2,224)	(2,224)	—	—	(2,224)
Other comprehensive income (loss), net of tax	—	—	—	(1,288)	—	(1,288)	—	(530)	(1,818)
Subsidiary preferred dividends declared	—	—	—	—	(1,597)	(1,597)	—	—	(1,597)
Net income (loss)	—	—	—	—	14,448	14,448	—	7,525	21,973
Balance at June 30, 2024	36,785,305	$37	$387,513	$(29,216)	$78,115	$436,449	$77,679	$103,941	$618,069

TIPTREE INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)
(in thousands, except shares)

	Common stock						Non-controlling interests
	Number of shares	Par value	Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings	Total Tiptree Inc. stockholders’ equity	Fortegra preferred interests	Common interests	Total stockholders' equity
Balance at December 31, 2022	36,385,299	$36	$382,645	$(39,429)	$54,113	$397,365	$77,679	$58,529	$533,573
Amortization of share-based incentive compensation	—	—	3,576	—	—	3,576	—	490	4,066
Vesting of share-based incentive compensation	301,989	1	(462)	—	—	(461)	—	(470)	(931)
Shares issued upon exercise of options	55,007	—	—	—	—	—	—	—	—
Non-controlling interest distributions	—	—	(1,751)	—	—	(1,751)	—	(3,174)	(4,925)
Net change in non-controlling interests and other	—	—	(4,267)	—	—	(4,267)	—	2,106	(2,161)
Common stock dividends declared	—	—	—	—	(3,700)	(3,700)	—	—	(3,700)
Other comprehensive income (loss), net of tax	—	—	—	6,203	—	6,203	—	2,116	8,319
Subsidiary preferred dividends declared	—	—	—	—	(3,174)	(3,174)	—	—	(3,174)
Net income (loss)	—	—	—	—	8,101	8,101	—	6,900	15,001
Balance at June 30, 2023	36,742,295	$37	$379,741	$(33,226)	$55,340	$401,892	$77,679	$66,497	$546,068

	Common stock						Non-controlling interests
	Number of shares	Par value	Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings	Total Tiptree Inc. stockholders’ equity	Fortegra preferred interests	Common interests	Total stockholders' equity
Balance at March 31, 2023	36,734,948	$37	$382,502	$(33,093)	$51,201	$400,647	$77,679	$63,231	$541,557
Amortization of share-based incentive compensation	—	—	1,403	—	—	1,403	—	449	1,852
Vesting of share-based incentive compensation	7,347	—	103	—	—	103	—	—	103
Net change in non-controlling interests and other	—	—	(4,267)	—	—	(4,267)	—	(1,502)	(5,769)
Common stock dividends declared	—	—	—	—	(1,850)	(1,850)	—	—	(1,850)
Other comprehensive income (loss), net of tax	—	—	—	(133)	—	(133)	—	54	(79)
Subsidiary preferred dividends declared	—	—	—	—	(1,596)	(1,596)	—	—	(1,596)
Net income (loss)	—	—	—	—	7,585	7,585	—	4,265	11,850
Balance at June 30, 2023	36,742,295	$37	$379,741	$(33,226)	$55,340	$401,892	$77,679	$66,497	$546,068

See accompanying notes to condensed consolidated financial statements.

TIPTREE INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Six Months Ended June 30,
	2024	2023
Operating Activities:
Net income (loss) attributable to common stockholders	$21,901	$4,927
Net income (loss) attributable to non-controlling interests	15,953	10,074
Net income (loss)	37,854	15,001
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Net realized and unrealized (gains) losses	(28,202)	(11,002)
Non-cash compensation expense	7,252	4,094
Amortization/accretion of premiums and discounts	(3,488)	(3,644)
Depreciation and amortization expense	10,859	11,128
Non-cash lease expense	3,957	4,078
Deferred provision (benefit) for income taxes	30,452	15,134
Amortization of deferred financing costs	610	542
Change in fair value of liability classified warrants	5,072	(164)
Other	410	107
Changes in operating assets and liabilities:
Mortgage loans originated for sale	(437,272)	(430,731)
Proceeds from the sale of mortgage loans originated for sale	449,518	435,488
(Increase) decrease in notes and accounts receivable	(82,461)	(163,654)
(Increase) decrease in reinsurance recoverable	49,194	(155,953)
(Increase) decrease in prepaid reinsurance premiums	(61,635)	(112,752)
(Increase) decrease in deferred acquisition costs	20,713	(20,584)
(Increase) decrease in other assets	(12)	23,284
Increase (decrease) in unearned premiums	(23,764)	163,884
Increase (decrease) in policy liabilities and unpaid claims	242,355	155,276
Increase (decrease) in deferred revenue	10,428	22,791
Increase (decrease) in reinsurance payable	(65,434)	138,601
Increase (decrease) in other liabilities and accrued expenses	(56,824)	(54,556)
Net cash provided by (used in) operating activities	109,582	36,368
Investing Activities:
Purchases of investments	(411,082)	(732,895)
Proceeds from sales and maturities of investments	444,718	502,787
Purchases of property, plant and equipment	(1,693)	(11,581)
Proceeds from notes receivable	43,368	62,214
Issuance of notes receivable	(56,747)	(73,392)
Business and asset acquisitions, net of cash and deposits	—	(19,726)
Net cash provided by (used in) investing activities	18,564	(272,593)
Financing Activities:
Dividends paid	(7,746)	(6,857)
Net non-controlling interest (redemptions) contributions and other	8,511	(13,563)
Payment of debt issuance costs	(120)	(184)
Proceeds from borrowings and mortgage notes payable	506,963	738,030
Principal paydowns of borrowings and mortgage notes payable	(522,526)	(636,551)
Net cash provided by (used in) financing activities	(14,918)	80,875
Effect of exchange rate changes on cash	(412)	2,502
Net increase (decrease) in cash, cash equivalents and restricted cash	112,816	(152,848)
Cash, cash equivalents and restricted cash – beginning of period	492,561	550,847
Cash, cash equivalents and restricted cash – end of period	$605,377	$397,999

Supplemental Schedule of Non-Cash Investing and Financing Activities:
Right of use asset obtained in exchange for lease liability	$1,637	$449

	As of
Reconciliation of cash, cash equivalents and restricted cash	June 30, 2024	December 31, 2023
Cash and cash equivalents	$497,343	$468,711
Restricted cash	108,034	23,850
Total cash, cash equivalents and restricted cash shown in the statements of cash flows	$605,377	$492,561
See accompanying notes to condensed consolidated financial statements.

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2024
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

On June 21, 2022, the Company closed the WP Transaction whereby Warburg invested $200,000 in Fortegra in exchange for Fortegra Common Stock, Fortegra Preferred Stock, Fortegra Warrants and Fortegra Additional Warrants. See Note (16) Stockholders' Equity for additional information regarding the terms of the securities issued in connection with the closing of the WP Transaction. As of June 30, 2024, Fortegra was owned approximately 79.3% by Tiptree Holdings, 17.7% by Warburg and 3.0% by management and directors of Fortegra, before giving effect to the exercise of outstanding warrants and the conversion of outstanding preferred stock.

(2) Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements of Tiptree have been prepared in accordance with generally accepted accounting principles in the United States of America (GAAP) and include the accounts of the Company and its subsidiaries. The condensed consolidated financial statements are presented in U.S. dollars, the main operating currency of the Company. The unaudited condensed consolidated financial statements presented herein should be read in conjunction with the annual audited financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023. In the opinion of management, the accompanying unaudited interim financial information reflects all adjustments, including normal recurring adjustments necessary to present fairly the Company’s financial position, results of operations, comprehensive income and cash flows for each of the interim periods presented. The results of operations for the three and six months ended June 30, 2024 are not necessarily indicative of the results that may be expected for the full year ending on December 31, 2024.

Non-controlling interests (NCI) on the condensed consolidated balance sheets represent the ownership interests in certain consolidated subsidiaries held by entities or persons other than Tiptree. Accounts and transactions between consolidated entities have been eliminated.

Recent Accounting Standards

Recently Adopted Accounting Pronouncements

During the six months ended June 30, 2024, there were no accounting standards adopted by the Company.

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2024
(in thousands, except share data)

Recently Issued Accounting Pronouncements, Not Yet Adopted

Accounting Standard Update	Description	Adoption Date	Impact on Financial Statements
2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting and 2022-06 Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848	The amendments in these updates provide optional guidance for a limited period to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. The amendments provide optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform if certain criteria are met.	The standard is effective for all entities as of March 12, 2020, through December 31, 2024.	The Company is evaluating its option to adopt the guidance when it is applicable.
2023-07 (Topic 280) Improvements to Reportable Segment Disclosures	In November 2023, the Financial Accounting Standards Board (FASB) issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (ASU 2023-07), which requires an enhanced disclosure of significant segment expenses on an annual and interim basis. This guidance will be effective for the annual periods beginning the year ended December 31, 2024, and for interim periods beginning January 1, 2025. Early adoption is permitted. Upon adoption, the guidance should be applied retrospectively to all prior periods presented in the financial statements.	The amendments in this update are effective for annual periods beginning after December 15, 2023.	The Company does not expect the adoption of this guidance to have a material impact on our consolidated financial statements.
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
		The amendments in this update are effective for annual periods beginning after December 15, 2024.	The Company expects to adopt this guidance, when required, which will enhance our income tax disclosures.

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

(4) Operating Segment Data

Tiptree is a holding company that allocates capital across a broad spectrum of businesses, assets and other investments. Tiptree’s principal operating subsidiary, Fortegra, is a leading provider of specialty insurance, service contract products and related service solutions. Based on the quantitative analysis performed related to Accounting Standard Codification (ASC) 280, Segment Reporting, our reportable segments are Insurance and Mortgage. We refer to our non-insurance operations, assets and other investments, comprised of our Mortgage reportable segment and our non-reportable operating segments and other business activities, as Tiptree Capital. Corporate activities include holding company interest expense, employee compensation and benefits, and other expenses.

Our reportable segments’ income or loss is reported before income taxes and non-controlling interests. Segment results incorporate the revenues and expenses of these subsidiaries since they commenced operations or were acquired. Intercompany transactions are eliminated.

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2024
(in thousands, except share data)

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

The tables below present the components of revenue, expense, income (loss) before taxes, and assets for our reportable segments as well as Tiptree Capital - Other for the following periods:

	Three Months Ended June 30, 2024
		Tiptree Capital
	Insurance	Mortgage	Other	Total
Total revenues	$529,942	$15,883	$848	$546,673
Total expenses	(478,692)	(15,355)	(636)	(494,683)
Corporate expenses	—	—	—	(11,344)
Income (loss) before taxes	$51,250	$528	$212	$40,646
Less: provision (benefit) for income taxes				18,673
Net income (loss)				$21,973
Less: net income (loss) attributable to non-controlling interests				9,122
Net income (loss) attributable to common stockholders				$12,851

	Three Months Ended June 30, 2023
		Tiptree Capital
	Insurance	Mortgage	Other	Total
Total revenues	$384,677	$17,067	$2,774	$404,518
Total expenses	(354,260)	(15,755)	(1,319)	(371,334)
Corporate expenses	—	—	—	(9,510)
Income (loss) before taxes	$30,417	$1,312	$1,455	$23,674
Less: provision (benefit) for income taxes				11,824
Net income (loss)				$11,850
Less: net income (loss) attributable to non-controlling interests				5,861
Net income (loss) attributable to common stockholders				$5,989

	Six Months Ended June 30, 2024
		Tiptree Capital
	Insurance	Mortgage	Other	Total
Total revenues	$1,008,698	$31,774	$4,422	$1,044,894
Total expenses	(920,637)	(30,493)	(1,217)	(952,347)
Corporate expenses	—	—	—	(22,202)
Income (loss) before taxes	$88,061	$1,281	$3,205	$70,345
Less: provision (benefit) for income taxes				32,491
Net income (loss)				$37,854
Less: net income (loss) attributable to non-controlling interests				15,953
Net income (loss) attributable to common stockholders				$21,901

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2024
(in thousands, except share data)

	Six Months Ended June 30, 2023
		Tiptree Capital
	Insurance	Mortgage	Other	Total
Total revenues	$753,121	$28,628	$4,394	$786,143
Total expenses	(703,259)	(29,881)	(1,497)	(734,637)
Corporate expenses	—	—	—	(19,659)
Income (loss) before taxes	$49,862	$(1,253)	$2,897	$31,847
Less: provision (benefit) for income taxes				16,846
Net income (loss)				$15,001
Less: net income (loss) attributable to non-controlling interests				10,074
Net income (loss) attributable to common stockholders				$4,927

The Company conducts its operations primarily in the U.S. with 4.2% and 6.8% of total revenues generated overseas for the three months ended June 30, 2024 and 2023, respectively, and 4.6% and 5.4% for the six months ended June 30, 2024 and 2023, respectively.

The following table presents the reportable segments, Tiptree Capital - Other and Corporate assets for the following periods:

	As of June 30, 2024					As of December 31, 2023
		Tiptree Capital					Tiptree Capital
	Insurance	Mortgage	Other	Corporate	Total	Insurance	Mortgage	Other	Corporate	Total
Total assets	$5,044,987	$172,316	$63,847	$23,560	$5,304,710	$4,835,685	$160,147	$126,624	$16,857	$5,139,313

(5) Investments

The following table presents the Company's investments related to insurance operations and other Tiptree investing activities, measured at fair value as of the following periods:

	As of June 30, 2024
		Tiptree Capital
	Insurance	Mortgage	Other	Total
Available for sale securities, at fair value, net of allowance for credit losses	$794,002	$—	$31,221	$825,223
Loans, at fair value	9,094	65,232	—	74,326
Equity securities	64,202	—	5,297	69,499
Other investments	55,061	3,879	397	59,337
Total investments	$922,359	$69,111	$36,915	$1,028,385

	As of December 31, 2023
		Tiptree Capital
	Insurance	Mortgage	Other	Total
Available for sale securities, at fair value, net of allowance for credit losses	$772,135	$—	$30,474	$802,609
Loans, at fair value	11,218	58,338	—	69,556
Equity securities	27,113	—	41,195	68,308
Other investments	106,760	3,931	397	111,088
Total investments	$917,226	$62,269	$72,066	$1,051,561

Available for Sale Securities, at fair value

A majority of the Company’s investments in Available for Sale Securities, at fair value, net of allowance for credit losses (AFS securities) as of June 30, 2024 and December 31, 2023 are held by subsidiaries in the insurance segment. The following tables present the Company's investments in AFS securities:

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2024
(in thousands, except share data)

	As of June 30, 2024
	Amortized cost	Allowance for credit losses(1)	Gross unrealized gains	Gross unrealized losses	Fair value
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$395,954	$—	$68	$(31,088)	$364,934
Obligations of state and political subdivisions	45,838	(1)	—	(3,433)	42,404
Corporate securities	398,759	(908)	1,401	(9,057)	390,195
Asset backed securities	27,694	(15)	4	(2,964)	24,719
Certificates of deposit	1,724	—	—	—	1,724
Obligations of foreign governments	1,395	—	—	(148)	1,247
Total	$871,364	$(924)	$1,473	$(46,690)	$825,223

	As of December 31, 2023
	Amortized cost	Allowance for credit losses(1)	Gross unrealized gains	Gross unrealized losses	Fair value
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$496,731	$—	$515	$(27,161)	$470,085
Obligations of state and political subdivisions	48,762	(1)	51	(3,353)	45,459
Corporate securities	260,961	(73)	2,445	(8,735)	254,598
Asset backed securities	29,275	(10)	3	(3,082)	26,186
Certificates of deposit	1,724	—	—	—	1,724
Obligations of foreign governments	4,705	—	—	(148)	4,557
Total	$842,158	$(84)	$3,014	$(42,479)	$802,609
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

	As of
	June 30, 2024		December 31, 2023
	Amortized cost	Fair value	Amortized cost	Fair value
Due in one year or less	$110,579	$109,533	$247,613	$246,489
Due after one year through five years	418,472	405,984	318,763	307,423
Due after five years through ten years	117,672	101,097	46,377	39,221
Due after ten years	196,947	183,890	200,130	183,290
Asset backed securities	27,694	24,719	29,275	26,186
Total	$871,364	$825,223	$842,158	$802,609

The following tables present the gross unrealized losses on AFS securities by length of time that individual AFS securities have been in a continuous unrealized loss position for less than twelve months, and twelve months or greater and do not have an allowance for credit losses:

	As of June 30, 2024
	Less Than or Equal to One Year			More Than One Year
	Fair value	Gross unrealized losses	# of Securities(1)	Fair value	Gross unrealized losses	# of Securities(1)
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$100,122	$(463)	248	$234,051	$(30,625)	632
Obligations of state and political subdivisions	5,021	(53)	28	37,383	(3,380)	121
Corporate securities	165,043	(1,138)	551	113,967	(7,919)	426
Asset backed securities	49	—	6	23,615	(2,964)	135
Obligations of foreign governments	—	—	3	1,247	(148)	6

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2024
(in thousands, except share data)

Total	$270,235	$(1,654)	836	$410,263	$(45,036)	1,320

	As of December 31, 2023
	Less Than or Equal to One Year			More Than One Year
	Fair value	Gross unrealized losses	# of Securities(1)	Fair value	Gross unrealized losses	# of Securities(1)
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$109,011	$(6,522)	459	$185,950	$(20,639)	480
Obligations of state and political subdivisions	537	(53)	43	39,319	(3,300)	131
Corporate securities	83,747	(4,881)	868	57,679	(3,854)	148
Asset backed securities	2,187	(259)	54	23,999	(2,823)	129
Obligations of foreign governments	2,904	—	3	1,653	(148)	7
Total	$198,386	$(11,715)	1,427	$308,600	$(30,764)	895
(1)    Presented in whole numbers.

Management believes that it is more likely than not that the Company will be able to hold the fixed maturity AFS securities that were in an unrealized loss position as of June 30, 2024 until full recovery of their amortized cost basis.

The table below presents a roll-forward of the activity in the allowance for credit losses on AFS securities by type as of June 30, 2024:

	Obligations of state and political subdivisions	Corporate securities	Asset backed securities	Obligations of foreign governments	Total
Balance at December 31, 2022	$(3)	$(183)	$(1)	$(3)	$(190)
(Increase) in allowance for credit losses	—	(219)	(21)	—	(240)
Gains from recoveries of amounts previously written off	1	129	1	3	134
Balance at June 30, 2023	$(2)	$(273)	$(21)	$—	$(296)

Balance at December 31, 2023	$(1)	$(73)	$(10)	$—	$(84)
(Increase) in allowance for credit losses	—	(166)	(5)	—	(171)
Additions for AFS securities purchased with credit deterioration during the year	—	(679)	—	—	(679)
Gains from recoveries of amounts previously written off	—	10	—	—	10
Balance at June 30, 2024	$(1)	$(908)	$(15)	$—	$(924)

The Company applies a discounted cash flow model, based on assumptions and model outputs provided by an investment management company, in determining its lifetime expected credit losses on AFS securities. This includes determining the present value of expected future cash flows discounted at the book yield of the security.

The table below presents the amount of gains from recoveries (credit losses) on AFS securities recorded by the Company for the following period:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net gains from recoveries (credit losses) on AFS securities	$(720)	$(152)	$(842)	$(106)

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

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2024
(in thousands, except share data)

	As of
	June 30, 2024	December 31, 2023
Fair value of restricted investments in trust pursuant to reinsurance agreements	$29,679	$49,735
Fair value of restricted investments for special deposits required by state insurance departments	14,121	16,694
Total fair value of restricted investments	$43,800	$66,429

The following table presents additional information on the Company’s AFS securities:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Purchases of AFS securities	$120,839	$94,841	$288,772	$302,653

Proceeds from maturities, calls and prepayments of AFS securities	$71,652	$69,829	$242,079	$87,999

Gross proceeds from sales of AFS securities	$5,027	$38,401	$19,839	$39,958

The following table presents the gross realized gains and gross realized losses from sales and redemptions of AFS securities:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Gross realized gains	$140	$—	$140	$—
Gross realized (losses)	(117)	(2,591)	(233)	(2,956)
Total net realized gains (losses) from investment sales and redemptions	$23	$(2,591)	$(93)	$(2,956)

Loans, at fair value

The following table presents the Company’s investments in loans measured at fair value and the Company’s investments in loans measured at fair value pledged as collateral:

	As of June 30, 2024				As of December 31, 2023
	Fair value	Unpaid principal balance (UPB)	Fair value exceeds / (below) UPB	Pledged as collateral	Fair value	Unpaid principal balance (UPB)	Fair value exceeds / (below) UPB	Pledged as collateral
Insurance:
Corporate loans (1)	$9,094	$12,671	$(3,577)	$—	$11,218	$14,671	$(3,453)	$—
Mortgage:
Mortgage loans held for sale (2)	65,232	63,810	1,422	64,528	58,338	56,481	1,857	57,248
Total loans, at fair value	$74,326	$76,481	$(2,155)	$64,528	$69,556	$71,152	$(1,596)	$57,248
(1)    The cost basis of Corporate loans was approximately $12,671 and $14,671 at June 30, 2024 and December 31, 2023, respectively.
(2)    As of June 30, 2024, there were three mortgage loans held for sale that were 90 days or more past due. As of December 31, 2023, there were three mortgage loans held for sale that were 90 days or more past due.
Equity Securities

Equity securities consist mainly of publicly traded common and preferred stocks and exchange traded funds. As of December 31, 2023, 16.98 million shares of Invesque were included within the equity securities balance, for which the Company elected to apply the fair value option. On April 15, 2024, the Company sold its 16.98 million shares of Invesque for $625 of proceeds resulting in a realized loss of $134,204. The following table presents information on the cost and fair value of the Company’s equity securities related to Insurance and Tiptree Capital as of the following periods:

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2024
(in thousands, except share data)

	As of June 30, 2024
	Insurance		Tiptree Capital - Other		Total
	Cost	Fair Value	Cost	Fair Value	Cost	Fair Value
Exchange traded funds	$4,548	$4,554	$—	$—	$4,548	$4,554
Other equity securities	50,936	59,648	4,967	5,297	55,903	64,945
Total equity securities	$55,484	$64,202	$4,967	$5,297	$60,451	$69,499

	As of December 31, 2023
	Insurance		Tiptree Capital - Other		Total
	Cost	Fair Value	Cost	Fair Value	Cost	Fair Value
Invesque	$23,339	$719	$111,490	$3,442	$134,829	$4,161
Exchange traded funds	1,339	1,349	—	—	1,339	1,349
Other equity securities	22,741	25,045	29,942	37,753	52,683	62,798
Total equity securities	$47,419	$27,113	$141,432	$41,195	$188,851	$68,308

Other Investments

The following table contains information regarding the Company’s other investments as of the following periods:

	As of June 30, 2024
		Tiptree Capital
	Insurance	Mortgage	Other	Total
Corporate bonds, at fair value (1)	$9,611	$—	$—	$9,611
Debentures	26,681	—	—	26,681
Investment in credit fund	18,760	—	—	18,760
Other	9	3,879	397	4,285
Total other investments	$55,061	$3,879	$397	$59,337

	As of December 31, 2023
		Tiptree Capital
	Insurance	Mortgage	Other	Total
Corporate bonds, at fair value (1)	$62,081	$—	$—	$62,081
Debentures	25,648	—	—	25,648
Investment in credit fund	11,830	—	—	11,830
Other	7,201	3,931	397	11,529
Total other investments	$106,760	$3,931	$397	$111,088

(1)    The cost basis of corporate bonds was $8,941 and $59,315 as of June 30, 2024 and December 31, 2023, respectively.

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2024
(in thousands, except share data)

Net Investment Income - Insurance

Net investment income represents investment income and expense from investments related to insurance operations as disclosed within net investment income on the condensed consolidated statements of operations. The following table presents the components of net investment income by source of income:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Interest:
AFS securities	$6,852	$7,320	$13,463	$11,608
Loans, at fair value	15	129	55	254
Other investments	1,261	2,004	3,122	4,079
Dividends from equity securities	186	1,258	272	1,300
Subtotal	8,314	10,711	16,912	17,241
Less: investment expenses	1,933	1,623	3,773	3,044
Net investment income	$6,381	$9,088	$13,139	$14,197

Other Investment Income - Tiptree Capital
Other investment income represents revenue from non-insurance activities as disclosed within other revenue on the condensed consolidated statements of operations, see Note (15) Other Revenue and Other Expenses. The following tables present the components of other investment income by type:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Interest income from Loans, at fair value	$942	$777	$1,758	$1,387
Loan fee income	4,759	4,149	9,140	7,993
Other	587	1,070	1,606	1,386
Other investment income	$6,288	$5,996	$12,504	$10,766

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net realized gains (losses)
Insurance:
Reclass of unrealized gains (losses) on AFS securities from OCI	$23	$(2,591)	$(93)	$(2,956)
Net gains from recoveries (credit losses) on AFS securities	—	(152)	—	(106)
Net realized gains (losses) on loans	—	—	58	2
Net realized gains (losses) on equity securities (1)	(23,231)	7	(22,043)	(847)
Net realized gains (losses) on corporate bonds	365	(249)	2,800	(1,224)
Other	2	(356)	(961)	(754)
Tiptree Capital
Mortgage:
Net realized gains (losses) on loans	10,929	11,161	21,752	20,832
Other	(405)	(247)	(246)	136
Other:
Net realized gains (losses) on equity securities (1)	(108,019)	—	(98,529)	—

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2024
(in thousands, except share data)

Total net realized gains (losses)	$(120,336)	$7,573	$(97,262)	$15,083

Net unrealized gains (losses)
Insurance:
Net change in unrealized gains (losses) on loans	$—	$(1,915)	$(124)	$(4,073)
Net gains from recoveries (credit losses) on AFS securities	(720)	—	(842)	—
Net unrealized gains (losses) on equity securities held at period end	2,516	1,199	6,149	903
Reclass of unrealized (gains) losses from prior periods for equity securities sold (1)	23,231	84	22,567	(14)
Other	359	(406)	(2,147)	82
Tiptree Capital
Mortgage:
Net change in unrealized gains (losses) on loans	10	(737)	(435)	(189)
Other	(398)	1,964	(271)	(1,531)
Other:
Net unrealized gains (losses) on equity securities held at period end	(164)	1,385	279	1,063
Reclass of unrealized (gains) losses from prior periods for equity securities sold (1)	108,080	—	100,288	—
Other	—	(322)	—	(322)
Total net unrealized gains (losses)	132,914	1,252	125,464	(4,081)
Total net realized and unrealized gains (losses)	$12,578	$8,825	$28,202	$11,002
(1) On April 15, 2024, the Company sold its 16.98 million shares of Invesque for $625 of proceeds resulting in a realized loss of $134,204.

(6) Notes and Accounts Receivable, net

The following table presents the total notes and accounts receivable, net:

	As of
	June 30, 2024	December 31, 2023
Accounts and premiums receivable, net	$351,979	$260,383
Retrospective commissions receivable	238,395	250,788
Notes receivable, net	145,642	134,131
Other receivables	43,089	39,306
Total notes and accounts receivable, net	$779,105	$684,608

The following table presents the total valuation allowance and bad debt expense for the following periods:

	Valuation allowance		Bad Debt Expense
	As of		Three Months Ended June 30,		Six Months Ended June 30,
	June 30, 2024	December 31, 2023	2024	2023	2024	2023
Notes receivable, net - premium financing program (1)	$28	$46	$40	$44	$85	$84

Accounts and premiums receivable, net	$588	$66	$153	$3	$325	$12
(1)    As of June 30, 2024 and December 31, 2023, there were $184 and $219 in balances classified as 90 days plus past due, respectively.

(7) Reinsurance Recoverable and Prepaid Reinsurance Premiums

The following table presents the effect of reinsurance on premiums written and earned by our insurance business for the following periods:

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2024
(in thousands, except share data)

	Direct Amount	Ceded to Other Companies	Assumed from Other Companies	Net Amount	Percentage of Amount - Assumed to Net
Three Months Ended June 30, 2024
Premiums written:
Life insurance	$19,086	$9,346	$13	$9,753	0.1%
Accident and health insurance	28,693	19,648	9,693	18,738	51.7%
Property and liability insurance	525,973	286,801	98,234	337,406	29.1%
Total premiums written	$573,752	$315,795	$107,940	$365,897	29.5%

Premiums earned:
Life insurance	$19,874	$9,954	$53	$9,973	0.5%
Accident and health insurance	32,287	21,211	9,678	20,754	46.6%
Property and liability insurance	449,912	232,229	150,057	367,740	40.8%
Total premiums earned	$502,073	$263,394	$159,788	$398,467	40.1%

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2024
(in thousands, except share data)

	Direct Amount	Ceded to Other Companies	Assumed from Other Companies	Net Amount	Percentage of Amount - Assumed to Net
Three Months Ended June 30, 2023
Premiums written:
Life insurance	$20,177	$10,592	$60	$9,645	0.6%
Accident and health insurance	28,526	19,508	5,931	14,949	39.7%
Property and liability insurance	452,625	263,820	107,173	295,978	36.2%
Total premiums written	$501,328	$293,920	$113,164	$320,572	35.3%

Premiums earned:
Life insurance	$20,380	$10,136	$71	$10,315	0.7%
Accident and health insurance	33,338	22,679	5,942	16,601	35.8%
Property and liability insurance	340,601	202,434	104,712	242,879	43.1%
Total premiums earned	$394,319	$235,249	$110,725	$269,795	41.0%

Six Months Ended June 30, 2024
Premiums written:
Life insurance	$36,430	$18,281	$244	$18,393	1.3%
Accident and health insurance	58,671	39,749	10,108	29,030	34.8%
Property and liability insurance	935,758	509,465	210,332	636,625	33.0%
Total premiums written	$1,030,859	$567,495	$220,684	$684,048	32.3%

Premiums earned:
Life insurance	$40,567	$20,575	$267	$20,259	1.3%
Accident and health insurance	66,357	44,292	10,097	32,162	31.4%
Property and liability insurance	850,742	448,126	290,740	693,356	41.9%
Total premiums earned	$957,666	$512,993	$301,104	$745,777	40.4%

Six Months Ended June 30, 2023
Premiums written:
Life insurance	$37,464	$19,182	$117	$18,399	0.6%
Accident and health insurance	57,770	39,017	11,892	30,645	38.8%
Property and liability insurance	831,012	486,410	208,072	552,674	37.6%
Total premiums written	$926,246	$544,609	$220,081	$601,718	36.6%

Premiums earned:
Life insurance	$41,077	$20,490	$152	$20,739	0.7%
Accident and health insurance	67,719	45,953	11,918	33,684	35.4%
Property and liability insurance	647,370	375,288	208,620	480,702	43.4%
Total premiums earned	$756,166	$441,731	$220,690	$535,125	41.2%

The following table presents the components of policy and contract benefits, including the effect of reinsurance on losses and loss adjustment expenses (LAE) incurred:

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2024
(in thousands, except share data)

	Direct Amount	Ceded to Other Companies	Assumed from Other Companies	Net Amount	Percentage of Amount - Assumed to Net
Three Months Ended June 30, 2024
Losses and LAE Incurred
Life insurance	$10,293	$5,513	$10	$4,790	0.2%
Accident and health insurance	5,363	2,908	9,614	12,069	79.7%
Property and liability insurance	248,541	138,287	78,146	188,400	41.5%
Total losses and LAE incurred	$264,197	$146,708	$87,770	$205,259	42.8%
	Member benefit claims (1)			28,716
	Total policy and contract benefits			$233,975
Three Months Ended June 30, 2023
Losses and LAE Incurred
Life insurance	$11,338	$6,218	$18	$5,138	0.4%
Accident and health insurance	6,175	5,091	1,308	2,392	54.7%
Property and liability insurance	144,238	100,970	64,229	107,497	59.7%
Total losses and LAE incurred	$161,751	$112,279	$65,555	$115,027	57.0%
	Member benefit claims (1)			32,707
	Total policy and contract benefits			$147,734

Six Months Ended June 30, 2024
Losses and LAE Incurred
Life insurance	$22,494	$12,230	$(21)	$10,243	(0.2)%
Accident and health insurance	10,892	6,967	10,485	14,410	72.8%
Property and liability insurance	430,226	242,682	168,442	355,986	47.3%
Total losses and LAE incurred	$463,612	$261,879	$178,906	$380,639	47.0%
	Member benefit claims (1)			61,000
	Total policy and contract benefits			$441,639
Six Months Ended June 30, 2023
Losses and LAE Incurred
Life insurance	$24,583	$13,422	$56	$11,217	0.5%
Accident and health insurance	12,742	9,595	5,813	8,960	64.9%
Property and liability insurance	277,928	189,902	121,151	209,177	57.9%
Total losses and LAE incurred	$315,253	$212,919	$127,020	$229,354	55.4%
	Member benefit claims (1)			60,055
	Total policy and contract benefits			$289,409
(1) Member benefit claims are not covered by reinsurance.

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2024
(in thousands, except share data)

The following table presents the components of the reinsurance recoverable:

	As of
	June 30, 2024	December 31, 2023
Ceded claim reserves:
Life insurance	$4,405	$4,733
Accident and health insurance	22,475	22,660
Property and liability insurance	510,140	420,894
Total ceded claim reserves recoverable	537,020	448,287
Other reinsurance settlements recoverable	367,672	505,599
Total reinsurance recoverable	$904,692	$953,886

The following table presents the components of prepaid reinsurance premiums:

	As of
	June 30, 2024	December 31, 2023
Prepaid reinsurance premiums:
Life insurance (1)	$71,780	$74,815
Accident and health insurance (1)	71,897	76,440
Property and liability insurance	818,482	749,269
Total prepaid reinsurance premiums	$962,159	$900,524
(1)    Including policyholder account balances ceded.
The following table presents the aggregate amount included in reinsurance receivables that is comprised of the three largest receivable balances from non-affiliated reinsurers:

As of
June 30, 2024
Total of the three largest receivable balances from non-affiliated reinsurers	$166,939

As of June 30, 2024, the non-affiliated reinsurers from whom our insurance business has the largest receivable balances were: Allianz Reinsurance America, Inc (A.M. Best Rating: A+ rated) (Allianz), Allianz Global Corporate & Specialty SE (A.M. Best Rating: A+ rated) (Allianz), and Ferian Re LTD (A.M. Best Rating: NR rated). Allianz balances do not require collateral based on the authorized status of the parties and the Ferian Re LTD balances are collateralized. The Company monitors authorization status, financial statements and A.M. Best ratings of its reinsurers periodically. As of June 30, 2024, the Company does not believe there is a risk of loss due to the concentration of credit risk in the reinsurance program given the related collateralization or reinsurer A.M. Best rating.

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2024
(in thousands, except share data)

(8) Goodwill and Intangible Assets, net

The following table presents identifiable finite and indefinite-lived intangible assets, accumulated amortization, and goodwill by operating segment and/or reporting unit, as appropriate:

	As of June 30, 2024			As of December 31, 2023
Finite-Lived Intangible Assets:	Insurance	Other	Total	Insurance	Other	Total

Customer relationships	$162,712	$—	$162,712	$162,844	$—	$162,844
Accumulated amortization	(81,205)	—	(81,205)	(74,776)	—	(74,776)
Trade names	16,217	800	17,017	16,227	800	17,027
Accumulated amortization	(9,161)	(720)	(9,881)	(8,452)	(680)	(9,132)
Software licensing	17,318	640	17,958	17,372	640	18,012
Accumulated amortization	(10,303)	(640)	(10,943)	(9,891)	(640)	(10,531)
Insurance policies and contracts acquired	36,500	—	36,500	36,500	—	36,500
Accumulated amortization	(36,500)	—	(36,500)	(36,500)	—	(36,500)
Other	1,085	—	1,085	1,088	—	1,088
Accumulated amortization	(669)	—	(669)	(536)	—	(536)
Total finite-lived intangible assets	95,994	80	96,074	103,876	120	103,996
Indefinite-Lived Intangible Assets: (1)
Insurance licensing agreements	13,761	—	13,761	13,761	—	13,761
Other	—	1,000	1,000	—	1,000	1,000
Total indefinite-lived intangible assets	13,761	1,000	14,761	13,761	1,000	14,761
Total intangible assets, net	$109,755	$1,080	$110,835	$117,637	$1,120	$118,757

Goodwill	204,264	1,708	205,972	204,447	1,708	206,155
Total goodwill and intangible assets, net	$314,019	$2,788	$316,807	$322,084	$2,828	$324,912
(1)    Impairment tests are performed at least annually on indefinite-lived intangible assets.

Goodwill

The following table presents the activity in goodwill, by operating segment and/or reporting unit, as appropriate, and includes the adjustments made to the balance of goodwill to reflect the effect of the final valuation adjustments made for acquisitions, as well as the reduction to any goodwill attributable to impairment related charges:

	Insurance	Other	Total
Balance at December 31, 2023	$204,447	$1,708	$206,155
Foreign currency translation and other	(183)	—	(183)
Balance at June 30, 2024	$204,264	$1,708	$205,972

The Company conducts annual impairment tests of its goodwill as of October 1. For the three and six months ended June 30, 2024 and 2023, no impairments were recorded on the Company’s goodwill. There was no accumulated impairment recorded in the goodwill balance as of June 30, 2024.

Intangible Assets, net

The following table presents the activity, by operating segment and/or reporting unit, as appropriate, in finite and indefinite-lived other intangible assets and includes the adjustments made to the balance to reflect the effect of any final valuation adjustments made for acquisitions, as well as any reduction attributable to impairment-related charges:

	Insurance	Other	Total
Balance at December 31, 2023	$117,637	$1,120	$118,757
Amortization expense	(7,698)	(40)	(7,738)
Foreign currency translation and other	(184)	—	(184)
Balance at June 30, 2024	$109,755	$1,080	$110,835

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2024
(in thousands, except share data)

The following table presents the amortization expense on finite-lived intangible assets for the following periods:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Amortization expense on intangible assets	$3,747	$3,923	$7,738	$7,849

For the three and six months ended June 30, 2024 and 2023, no impairments were recorded on the Company’s intangible assets. The Company’s accumulated impairment on intangible assets was $728 as of June 30, 2024.

The following table presents the amortization expense on finite-lived intangible assets for the next five years and thereafter by operating segment and/or reporting unit, as appropriate:

	As of June 30, 2024
	Insurance (1)	Other	Total
Remainder of 2024	$7,674	$40	$7,714
2025	13,240	40	13,280
2026	10,894	—	10,894
2027	9,543	—	9,543
2028	8,341	—	8,341
2029 and thereafter	46,101	—	46,101
Total	$95,793	$80	$95,873
(1)    Does not include foreign currency translation adjustment of $201 as of June 30, 2024.

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

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2024
(in thousands, except share data)

The following table presents the gross notional and fair value amounts of derivatives (on a gross basis) categorized by underlying risk:

	As of June 30, 2024			As of December 31, 2023
	Notional values	Asset derivatives	Liability derivatives	Notional values	Asset derivatives	Liability derivatives
Interest rate lock commitments	$142,740	$3,340	$—	$129,675	$3,818	$—
Forward delivery contracts	47,605	241	41	19,675	9	98
TBA mortgage-backed securities	161,850	298	178	139,000	104	815
Fortegra Additional Warrants (Warburg)(1)	—	—	8,594	—	—	3,522
Other	87	9	—	24,346	52	68
Total	$352,282	$3,888	$8,813	$312,696	$3,983	$4,503
(1) See Note (16) Stockholders' Equity for additional information.

(10) Debt, net

The following table presents the balance of the Company’s debt obligations, net of discounts and deferred financing costs for our corporate and asset based debt. Asset based debt is generally recourse only to specific assets and related cash flows.

	As of June 30, 2024
Corporate debt	Insurance	Mortgage	Total
Secured revolving credit agreements (1)	$100,500	$—	$100,500
Preferred trust securities (LIBOR + 4.10%)	35,000	—	35,000
8.50% Junior subordinated notes	125,000	—	125,000
Total corporate debt	260,500	—	260,500

Asset based debt
Asset based revolving financing (SOFR + 2.75%)	76,139	—	76,139
Residential mortgage warehouse borrowings (1.75% to 2.50% over SOFR) (2)(3)	—	59,287	59,287
Total asset based debt	76,139	59,287	135,426
Total debt, face value	336,639	59,287	395,926
Unamortized deferred financing costs	(8,473)	(115)	(8,588)
Total debt, net	$328,166	$59,172	$387,338

	As of December 31, 2023
Corporate debt	Insurance	Mortgage	Total
Secured revolving credit agreements (1)	$130,000	$—	$130,000
Preferred trust securities (LIBOR + 4.10%)	35,000	—	35,000
8.50% Junior subordinated notes	125,000	—	125,000
Total corporate debt	290,000	—	290,000

Asset based debt
Asset based revolving financing (LIBOR + 2.75%)	67,138	—	67,138
Residential mortgage warehouse borrowings (1.75% to 2.75% over SOFR) (2)(3)	—	54,350	54,350
Total asset based debt	67,138	54,350	121,488
Total debt, face value	357,138	54,350	411,488
Unamortized deferred financing costs	(8,950)	(127)	(9,077)
Total debt, net	$348,188	$54,223	$402,411
(1)    The secured credit agreements include separate tranches with multiple rate structures that are adjustable based on Fortegra’s senior leverage ratio, which as of June 30, 2024 and December 31, 2023 was SOFR + 1.50%.
(2)    As of June 30, 2024, included (i) a $50,000 line of credit at 1.75%, 2.00% and 2.50% over the one month SOFR rate, (ii) a $25,000 line of credit at 1.75% or 2.25% over the one month SOFR rate, with a floor of 4.00%, (iii) a $25,000 line of credit at 1.875% over the one month SOFR rate and (iv) a $25,000 line of credit at 1.75% over the one month SOFR rate. As of December 31, 2023, included (i) a $50,000 line of credit at 1.75%, 2.00% and 2.50% over the one month SOFR rate, and (ii) a $65,000 line of credit at 1.75%, 2.25% and 2.75% over the one month SOFR rate, with a floor of 4.00%.
(3)    The weighted average coupon rate for residential mortgage warehouse borrowings was 7.18% and 7.15% at June 30, 2024 and December 31, 2023, respectively.

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2024
(in thousands, except share data)

The following table presents the amount of interest expense the Company incurred on its debt for the following periods:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Interest expense - corporate debt	$5,887	$4,896	$11,889	$9,326
Interest expense - asset based debt	2,128	2,148	4,416	4,183
Total interest expense on debt	$8,015	$7,044	$16,305	$13,509

The following table presents the contractual principal payments and future maturities of the unpaid principal balance on the Company’s debt for the following periods:

As of June 30, 2024
Remainder of 2024	$34,665
2025	24,622
2026	76,139
2027	100,500
2028	—
2029 and thereafter	160,000
Total	$395,926

The following narrative is a summary of certain terms of our debt agreements for the six months ended June 30, 2024:
Corporate Debt

Secured Revolving Credit Agreements

As of June 30, 2024 and December 31, 2023, a total of $100,500 and $130,000, respectively, was outstanding under the revolving line of credit in our insurance business. The maximum borrowing capacity under the agreements as of June 30, 2024 was $200,000.

Asset Based Debt

Asset Based Revolving Financing

On October 6, 2023, subsidiaries of Fortegra amended the asset based revolving financing to increase the revolving commitment to $125,000 and transition to SOFR. As of June 30, 2024 and December 31, 2023, a total of $76,139 and $67,138, respectively, was outstanding under the borrowing related to our premium finance offerings in our insurance business.

Residential Mortgage Warehouse Borrowings

As of June 30, 2024, our mortgage business had four warehouse lines of credit with four separate lending partners totaling $125,000 of borrowing capacity. The $50,000 line of credit matures in August 2024 and the three $25,000 lines of credit mature in September 2024, February 2025, and June 2025. As of June 30, 2024 and December 31, 2023, a total of $59,287 and $54,350, respectively, was outstanding under such financing agreements.
Mortgage Servicing Rights (MSR) Line of Credit

As of June 30, 2024, our mortgage business had a MSR line of credit with M&T Bank totaling $10,000 of borrowing capacity at 3.30% over SOFR, with no borrowings outstanding at the end of the period.

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2024
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
June 30, 2024
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

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2024
(in thousands, except share data)

The following tables present the Company’s fair value hierarchies for financial assets and liabilities, measured on a recurring basis:

	As of June 30, 2024
	Quoted prices in active markets Level 1	Other significant observable inputs Level 2	Significant unobservable inputs Level 3	Fair value
Assets:
Available for sale securities, at fair value:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$—	$364,934	$—	$364,934
Obligations of state and political subdivisions	—	42,404	—	42,404
Obligations of foreign governments	—	1,247	—	1,247
Certificates of deposit	1,724	—	—	1,724
Asset backed securities	—	24,719	—	24,719
Corporate securities	—	390,195	—	390,195
Total available for sale securities, at fair value	1,724	823,499	—	825,223

Loans, at fair value:
Corporate loans	—	—	9,094	9,094
Mortgage loans held for sale	—	65,232	—	65,232
Total loans, at fair value	—	65,232	9,094	74,326

Equity securities:
Exchange traded funds	4,554	—	—	4,554
Other equity securities	56,946	—	7,999	64,945
Total equity securities	61,500	—	7,999	69,499

Other investments, at fair value:
Corporate bonds	—	9,611	—	9,611
Derivative assets	—	537	3,351	3,888
Other	—	18,760	—	18,760
Total other investments, at fair value	—	28,908	3,351	32,259

Mortgage servicing rights (1)	—	—	42,101	42,101

Total	$63,224	$917,639	$62,545	$1,043,408

Liabilities: (2)
Derivative liabilities	—	201	18	219
Fortegra Additional Warrants (Warburg)	—	—	8,594	8,594
Contingent consideration payable	—	—	2,586	2,586
Total	$—	$201	$11,198	$11,399
(1)    Included in other assets. See Note (14) Other Assets and Other Liabilities and Accrued Expenses.
(2)    Included in other liabilities and accrued expenses. See Note (14) Other Assets and Other Liabilities and Accrued Expenses.

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2024
(in thousands, except share data)

	As of December 31, 2023
	Quoted prices in active markets Level 1	Other significant observable inputs Level 2	Significant unobservable inputs Level 3	Fair value
Assets:
Available for sale securities, at fair value:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$—	$470,085	$—	$470,085
Obligations of state and political subdivisions	—	45,459	—	45,459
Obligations of foreign governments	—	4,557	—	4,557
Certificates of deposit	1,724	—	—	1,724
Asset backed securities	—	26,171	15	26,186
Corporate securities	—	254,598	—	254,598
Total available for sale securities, at fair value	1,724	800,870	15	802,609

Loans, at fair value:
Corporate loans	—	2,051	9,167	11,218
Mortgage loans held for sale	—	58,338	—	58,338
Total loans, at fair value	—	60,389	9,167	69,556

Equity securities:
Invesque	4,161	—	—	4,161
Exchange traded funds	1,349	—	—	1,349
Other equity securities	55,072	—	7,726	62,798
Total equity securities	60,582	—	7,726	68,308

Other investments, at fair value:
Corporate bonds	—	62,081	—	62,081
Derivative assets	—	162	3,821	3,983
Other	—	18,979	—	18,979
Total other investments, at fair value	—	81,222	3,821	85,043

Mortgage servicing rights (1)	—	—	40,836	40,836

Total	$62,306	$942,481	$61,565	$1,066,352

Liabilities: (2)
Derivative liabilities	—	937	44	981
Fortegra Additional Warrants (Warburg)	—	—	3,522	3,522
Contingent consideration payable	—	—	2,604	2,604
Total	$—	$937	$6,170	$7,107
(1)    Included in other assets. See Note (14) Other Assets and Other Liabilities and Accrued Expenses.
(2)    Included in other liabilities and accrued expenses. See Note (14) Other Assets and Other Liabilities and Accrued Expenses.

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2024
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

The following table presents additional information about assets that are measured at fair value on a recurring basis for which the Company has utilized Level 3 inputs to determine fair value for the following periods:

	For the Six Months Ended June 30,
	2024	2023
Balance at January 1,	$61,565	$63,590
Net realized and unrealized gains or losses included in:
Earnings	2,147	(2,706)
OCI	75	2,644
Origination of IRLCs	19,592	22,472
Purchases	—	31
Sales and repayments	—	(6)
Distributions	(764)	—
Conversions to mortgage loans held for sale	(20,070)	(22,310)
Transfer out of Level 3	—	(41)
Conversions to real estate owned	—	81
Balance at June 30,	$62,545	$63,755

Changes in unrealized gains (losses) included in earnings related to assets still held at period end	$2,147	$(5,029)
Changes in unrealized gains (losses) included in OCI related to assets still held at period end	$75	$2,644
The following table presents the range and weighted average (WA) used to develop significant unobservable inputs for the fair value measurements of Level 3 assets and liabilities:

	As of				As of
	June 30, 2024	December 31, 2023	Valuation technique	Unobservable input(s)	June 30, 2024				December 31, 2023
Assets	Fair value				Range			WA (1)	Range			WA (1)
IRLCs	$3,340	$3,818	Internal model	Pull through rate	45%	to	95%	61%	45%	to	95%	59%
Mortgage servicing rights	42,101	40,836	External model	Discount rate	10%	to	15%	11%	10%	to	13%	11%
				Cost to service	$65	to	$3,000	$120	$65	to	$3,000	$113
				Prepayment speed	3%	to	83%	9%	3%	to	82%	9%
Equity securities	7,999	7,726	Internal model	Forecast EBITDAR	$1,039,000	to	$1,422,000	N/A	$1,039,000	to	$1,422,000	N/A
Corporate loans	9,094	9,167	External model	Bid marks	$72	to	$73	$72	$71	to	$75	$73
Total	$62,534	$61,547

Liabilities
Fortegra Additional Warrants (Warburg)	$8,594	$3,522	External Model	Discount rate	3%	to	5%	4.2%	3%	to	5%	3.8%
				Implied Equity Volatility	40%	to	50%	45%	40%	to	50%	45%
Contingent consideration payable	2,586	2,604	Cash Flow model	Forecast Cash EBITDA	$2,500	to	$4,000	N/A	$2,500	to	$4,000	N/A
				Forecast Underwriting EBITDA	$—	to	$2,000	N/A	$—	to	$2,000	N/A
Total	$11,180	$6,126

(1)    Unobservable inputs were weighted by the relative fair value of the instruments.

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2024
(in thousands, except share data)

The following table presents the carrying amounts and estimated fair values of financial assets and liabilities that are not recorded at fair value and their respective levels within the fair value hierarchy:

	As of June 30, 2024			As of December 31, 2023
	Level within fair value hierarchy	Fair value	Carrying value	Level within fair value hierarchy	Fair value	Carrying value
Assets:
Debentures	2	$26,681	$26,681	2	$25,648	$25,648
Notes receivable, net	2	145,642	145,642	2	134,131	134,131
Total assets		$172,323	$172,323		$159,779	$159,779

Liabilities:
Debt	3	$392,339	$395,926	3	$406,801	$411,488
Total liabilities		$392,339	$395,926		$406,801	$411,488
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
June 30, 2024
(in thousands, except share data)

(12) Liability for Unpaid Claims and Claim Adjustment Expenses

Roll forward of Claim Liability

The following table presents the activity in the net liability for unpaid losses and allocated loss adjustment expenses of short duration contracts for the following periods:

	Six Months Ended June 30,
	2024	2023
Policy liabilities and unpaid claims balance as of January 1,	$844,848	$567,193
Less: liabilities of policy-holder account balances, gross	(878)	(1,923)
Less: non-insurance warranty benefit claim liabilities	(2,103)	(140)
Gross liabilities for unpaid losses and loss adjustment expenses	841,867	565,130
Less: reinsurance recoverable on unpaid losses - short duration	(448,117)	(266,889)
Less: other lines, gross	(295)	(184)
Net balance as of January 1, short duration	393,455	298,057

Incurred (short duration) related to:
Current year	380,623	226,457
Prior years	(788)	2,455
Total incurred	379,835	228,912

Paid (short duration) related to:
Current year	124,082	93,768
Prior years	104,279	56,437
Total paid	228,361	150,205

Net balance as of June 30, short duration	544,929	376,764
Plus: reinsurance recoverable on unpaid losses - short duration	536,794	343,652
Plus: other lines, gross	225	118
Gross liabilities for unpaid losses and loss adjustment expenses	1,081,948	720,534
Plus: liabilities of policy-holder account balances, gross	—	1,518
Plus: non-insurance warranty benefit claim liabilities	5,255	417
Policy liabilities and unpaid claims balance as of June 30,	$1,087,203	$722,469

The following schedule reconciles the total amount of losses incurred on short duration contracts per the table above to the amount of total losses incurred as presented in the condensed consolidated statements of operations, excluding the amount for member benefit claims:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Short duration incurred	$204,522	$114,652	$379,835	$228,912
Other lines incurred	162	285	57	282
Unallocated loss adjustment expenses	575	90	747	160
Total losses incurred	$205,259	$115,027	$380,639	$229,354
During the six months ended June 30, 2024, the Company experienced favorable prior year development of $788, primarily driven by lower-than-expected claims paid development in our commercial lines of business.

During the six months ended June 30, 2023, the Company experienced unfavorable prior year development of $2,455, primarily as a result of higher-than expected claim severity from business written in our commercial lines.

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2024
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

The favorable prior year development of $788 in the six months ended June 30, 2024 represented 0.9% of our insurance business income before taxes of $88,061 and 0.2% of the opening net liability for losses and loss adjustment expenses of $393,455, as of January 1, 2024.

The unfavorable prior year development of $2,455 in the six months ended June 30, 2023 represented 4.9% of our insurance business income before taxes of $49,862, and 0.8% of the opening net liability for losses and loss adjustment expenses of $298,057, as of January 1, 2023.

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

The following table presents the disaggregated amounts of revenue from contracts with customers by product type for the following periods:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Service and Administrative Fees:
Service contract revenue	$76,179	$73,014	$157,002	$136,184
Motor club revenue	11,116	11,603	22,637	24,119
Other	829	1,171	1,787	2,674
Revenue from contracts with customers	$88,124	$85,788	$181,426	$162,977

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

We do not disclose information about remaining performance obligations pertaining to contracts that have an original expected duration of one year or less. The transaction price allocated to remaining unsatisfied or partially unsatisfied performance obligations with an original expected duration exceeding one year was not material as of June 30, 2024.

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2024
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

The following table presents the activity in the deferred assets and liabilities related to revenue from contracts with customers for the following period:

	January 1, 2024			June 30, 2024
	Beginning balance	Additions	Amortization	Ending balance
Deferred acquisition costs
Service and Administrative Fees:
Service contract revenue	$201,903	$62,495	$54,062	$210,336
Motor club revenue	16,636	15,497	17,587	14,546
Total	$218,539	$77,992	$71,649	$224,882

Deferred revenue
Service and Administrative Fees:
Service contract revenue	$605,425	$166,484	$157,002	$614,907
Motor club revenue	21,677	19,684	22,637	18,724
Other	—	1,765	1,765	—
Total	$627,102	$187,933	$181,404	$633,631

For the periods presented, no write-offs for unrecoverable deferred acquisition costs and deferred revenue were recognized.

(14) Other Assets and Other Liabilities and Accrued Expenses

Other Assets

The following table presents the components of other assets as reported in the condensed consolidated balance sheets:

	As of
	June 30, 2024	December 31, 2023
Accrued investment income	$8,757	$6,269
Loans eligible for repurchase	36,611	32,183
Mortgage servicing rights	42,101	40,836
Right of use assets - operating leases (1)	30,134	31,469
Income tax receivable	1,056	1,275
Furniture, fixtures and equipment, net	28,172	29,624
Prepaid expenses	11,136	12,985
Other	5,185	10,874
Total other assets	$163,152	$165,515
(1) See Note (20) Commitments and Contingencies for additional information.

The following table presents the depreciation expense related to furniture, fixtures and equipment for the following periods:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Depreciation expense related to furniture, fixtures and equipment	$1,544	$2,170	$3,121	$3,239

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2024
(in thousands, except share data)

Other Liabilities and Accrued Expenses

The following table presents the components of other liabilities and accrued expenses as reported in the condensed consolidated balance sheets:

	As of
	June 30, 2024	December 31, 2023
Accounts payable and accrued expenses	$97,708	$114,568
Loans eligible for repurchase liability	36,611	32,183
Deferred tax liabilities, net	167,933	139,845
Operating lease liabilities (1)	38,924	40,403
Commissions payable	1,093	36,728
Derivative liabilities	8,813	4,503
Due to broker/trustee	9,715	17,054
Other	18,328	18,460
Total other liabilities and accrued expenses	$379,125	$403,744
(1) See Note (20) Commitments and Contingencies for additional information.

(15) Other Revenue and Other Expenses

Other Revenue

The following table presents the components of other revenue as reported in the condensed consolidated statement of operations.

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Other investment income (1)	$6,288	$5,996	$12,504	$10,766
Financing interest income	4,739	4,053	9,011	7,940
Other (2)	7,308	3,972	12,118	8,647
Total other revenue	$18,335	$14,021	$33,633	$27,353
(1)    See Note (5) Investments for the components of Other investment income.
(2)    Includes $6,911 and $3,972 for the three months ended June 30, 2024 and 2023, respectively, and $11,289 and $6,518 for the six months ended June 30, 2024 and 2023, respectively, related to Insurance.

Other Expenses

The following table presents the components of other expenses as reported in the condensed consolidated statement of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
General and administrative	$10,330	$9,977	$20,851	$19,036
Professional fees	6,218	6,428	15,296	14,187
Premium taxes	5,744	5,379	11,119	11,153
Mortgage origination expenses	3,320	3,028	6,480	6,220
Rent and related	4,348	3,804	8,264	7,874
Other	5,590	4,493	14,406	7,450
Total other expenses	$35,550	$33,109	$76,416	$65,920

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2024
(in thousands, except share data)

(16) Stockholders' Equity

Stock Repurchases

The Board of Directors authorized the Company to make repurchases of up to $20,000 of shares of the Company’s outstanding common stock in the aggregate, at the discretion of the Company's Executive Committee. There were no shares repurchased during the six months ended June 30, 2024. As of June 30, 2024, the remaining repurchase authorization was $11,945.

Dividends

The Company declared cash dividends per share for the following periods presented below:

	Dividends per share for the
	Six Months Ended June 30,
	2024	2023
First quarter	$0.06	$0.05
Second quarter	0.06	0.05
Total cash dividends declared	$0.12	$0.10

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

In March and April 2024, Tiptree, Warburg and Fortegra directors contributed $30,044, $9,889 and $67, respectively, to Fortegra in exchange for Fortegra Common Stock. As of June 30, 2024, Fortegra was owned approximately 79.3% by Tiptree Holdings, 17.7% by Warburg and 3.0% by management and directors of Fortegra.

Fortegra Preferred Stock

The face amount of the Fortegra Preferred Stock is $80,000. Dividends are cumulative and accrue at a rate of 8% per annum, compounding quarterly. Any quarterly dividend may be paid in cash, at Fortegra’s option. For the six months ended June 30, 2024, cash dividends declared were $3,192.

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
June 30, 2024
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

The following table presents the components of non-controlling interests as reported in the condensed consolidated balance sheets:

	As of
	June 30, 2024	December 31, 2023
Fortegra preferred interests	$77,679	$77,679
Fortegra common interests	103,941	82,020
Total non-controlling interests	$181,620	$159,699

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

Statutory Capital and Surplus

The Company’s insurance company subsidiaries must maintain minimum amounts of statutory capital and surplus as required by regulatory authorities, including the NAIC; their capital and surplus levels exceeded respective minimum requirements as of June 30, 2024 and December 31, 2023.

Under the NAIC Risk-Based Capital Act of 1995, a company's Risk-Based Capital (RBC) is calculated by applying certain risk factors to various asset, claim and reserve items. If a company's adjusted surplus falls below calculated RBC thresholds, regulatory intervention or oversight is required. The Company's U.S. domiciled insurance company subsidiaries' RBC levels, as calculated in accordance with the NAIC’s RBC instructions, exceeded all RBC thresholds as of June 30, 2024 and December 31, 2023.

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

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2024
(in thousands, except share data)

There were no dividends paid to the Company by its U.S. domiciled insurance company subsidiaries for the three months ended June 30, 2024 and 2023. The combined amount available for ordinary dividends of the Company's U.S. domiciled insurance company subsidiaries for the following periods:

	As of
	June 30, 2024	December 31, 2023
Amount available for ordinary dividends of the Company's insurance company subsidiaries	$24,327	$24,327

At June 30, 2024, the maximum amount of dividends that our U.S. domiciled insurance company subsidiaries could pay under applicable laws and regulations without regulatory approval was approximately $24,327. The Company may seek regulatory approval to pay dividends in excess of this permitted amount, but there can be no assurance that the Company would receive regulatory approval if sought.

(17) Accumulated Other Comprehensive Income (Loss) (AOCI)

The following table presents the activity of AFS securities in AOCI, net of tax, for the following periods:

	Unrealized gains (losses) on available for sale securities	Foreign currency translation adjustment	Total AOCI	Amount attributable to non-controlling interests	Total AOCI to Tiptree Inc.
Balance at December 31, 2022	$(43,043)	$(7,311)	$(50,354)	$10,925	$(39,429)
Other comprehensive income (losses) before reclassifications	450	5,632	6,082	(2,116)	3,966
Amounts reclassified from AOCI	2,237	—	2,237	—	2,237
OCI	2,687	5,632	8,319	(2,116)	6,203
Balance at June 30, 2023	$(40,356)	$(1,679)	$(42,035)	$8,809	$(33,226)

Balance at December 31, 2023	$(32,145)	$(98)	$(32,243)	$6,170	$(26,073)
Other comprehensive income (losses) before reclassifications	(3,336)	(1,091)	(4,427)	1,215	(3,212)
Amounts reclassified from AOCI	69	—	69	—	69
OCI	(3,267)	(1,091)	(4,358)	1,215	(3,143)
Balance at June 30, 2024	$(35,412)	$(1,189)	$(36,601)	$7,385	$(29,216)

The following table presents the reclassification adjustments out of AOCI included in net income and the impacted line items on the condensed consolidated statement of operations for the following periods:

	Three Months Ended June 30,		Six Months Ended June 30,		Affected line item in condensed consolidated statements of operations
Components of AOCI	2024	2023	2024	2023
Unrealized gains (losses) on available for sale securities	$23	$(2,591)	$(93)	$(2,956)	Net realized and unrealized gains (losses)
Related tax (expense) benefit	(6)	633	24	719	Provision for income tax
Net of tax	$17	$(1,958)	$(69)	$(2,237)

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2024
(in thousands, except share data)

(18) Stock Based Compensation

Tiptree Equity Plans

The table below summarizes changes to the issuances under the Company’s 2017 Omnibus Incentive Equity Plan for the periods indicated, excluding awards granted under the Company’s subsidiary incentive plans that are exchangeable for Tiptree common stock:

2017 Equity Plan	Number of shares
Available for issuance as of December 31, 2023	2,260,550
RSU, stock and option awards granted	(87,403)
Forfeited	11,485
PRSU awards granted	(1,420,833)
Available for issuance as of June 30, 2024	763,799

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

The following table presents changes to the issuances of RSUs under the 2017 Omnibus Incentive Equity Plan for the periods indicated:

	Number of shares issuable	Weighted average grant date fair value
Unvested units as of December 31, 2023	253,231	$14.25
Granted	87,403	16.45
Vested	(40,513)	14.22
Forfeited	(11,485)	10.54
Unvested units as of June 30, 2024 (1)	288,636	$15.23
(1) Includes 139,888, 71,818 and 76,930 shares that vest in 2025, 2026 and 2027, respectively.

The following tables present the detail of the granted and vested RSUs for the periods indicated:

	Six Months Ended June 30,			Six Months Ended June 30,
Granted	2024	2023	Vested	2024	2023
Directors	9,043	15,661	Directors	9,043	15,661
Employees	78,360	81,874	Employees	31,470	329,650
Total Granted	87,403	97,535	Total Vested	40,513	345,311
			Taxes	(11,395)	(43,322)
			Net Vested	29,118	301,989

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
June 30, 2024
(in thousands, except share data)

On January 1, 2024, Tiptree granted 1,420,833 PRSUs to members of the Company’s senior management. The PRSUs will generally vest upon achievement of a $70 Tiptree share price target (adjusted for dividends paid) prior to the tenth anniversary of the date of grant, subject to the Grantee’s continued employment with Tiptree.

As of June 30, 2024, 5,037,500 PRSUs were unvested. The below table illustrates the aggregate number of PRSUs that will vest upon the achievement of each Tiptree share price target. Such price targets are adjusted down for cumulative dividends paid by the Company since grant (e.g., the next share price target is $19.44 as adjusted for cumulative dividends paid to date).

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

Stock Option Awards

Between 2016 and 2020, option awards were granted to the Executive Committee with an exercise price equal to the fair market value of our common stock on the date of grant. The option awards have a 10-year term and are subject to the recipient’s continuous service, a market requirement, and vest one third on each of the three, four, and five-year anniversaries of the grant date. As of June 30, 2024, the market requirement for all outstanding options has been achieved. There were no stock option awards granted from 2021 to June 30, 2024.

The following table presents the Company's stock option activity for the current period:

	Options outstanding	Weighted average exercise price (in dollars per stock option)	Weighted average grant date value (in dollars per stock option)	Options exercisable
Balance, December 31, 2023	1,583,873	$6.51	$2.25	1,225,083

Balance, June 30, 2024	1,583,873	$6.51	$2.25	1,442,114

Weighted average remaining contractual term at June 30, 2024 (in years)	3.8

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2024
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

As of June 30, 2024, vested and unexercised options represented 0.4%, unvested time vesting RSUs represented 0.2% and unvested time and performance vesting options represented 4.2% of Fortegra Common Stock (in each case, assuming conversion of the Fortegra Preferred Stock). The RSUs include a retirement provision and are amortized over the lesser of the service condition or expected retirement date. The time vested options vest in equal parts over five years. The performance vested options vest based on specific internal rate of return targets determined at the time of a change of control of Fortegra or sale by Warburg of more than 50% of its Fortegra securities (on an as converted basis) acquired in 2022. A majority of these time and performance options must be exercised in the calendar year they vest and shall be deemed automatically exercised if not otherwise done so by December 31 of the calendar year in which they vest. The fair value option grants were estimated on the date of grant using a Black-Scholes Merton option pricing formula embedded within a Monte Carlo model used to simulate the future value of Fortegra Common Stock, which assumes the market requirement is achieved. Key assumptions used in the model were a historical volatility of 45.0%, a risk free rate of 3.7%, no dividend yield and an expected term of 4.2 years.

In 2023, Fortegra granted performance based restricted stock units (Fortegra PRSUs) that vest based on the achievement of specified gross written premium volume targets and underwriting ratios for selected specialty insurance lines written in 2024. Upon vesting, the Fortegra PRSUs entitle recipients to participate in an aggregate pool of between $5,000 and $20,000 payable in shares of Fortegra. The Fortegra PRSUs are accounted for as liability awards and were unvested as of June 30, 2024.

The following table presents changes to the issuances of subsidiary awards under the subsidiary incentive plans for the periods indicated:

Grant date fair value of equity shares issuable
Unvested balance as of December 31, 2023	$20,609
Granted	1,670
Vested	(2,475)
Performance assumption adjustment	171
Unvested balance as of June 30, 2024	$19,975

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2024
(in thousands, except share data)

Stock Based Compensation Expense

The following table presents total stock based compensation expense and the related income tax benefit recognized on the condensed consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Employee compensation and benefits	$3,338	$1,880	$7,114	$4,094
Director compensation	69	103	138	209
Income tax benefit	(715)	(416)	(1,523)	(903)
Net stock based compensation expense	$2,692	$1,567	$5,729	$3,400
Additional information on total non-vested stock based compensation is as follows:

	As of June 30, 2024
	Subsidiary Stock options	Restricted stock awards and RSUs	Performance Restricted Stock Units
Unrecognized compensation cost related to non-vested awards (1)	$16,916	$2,453	$14,680
Weighted - average recognition period (in years)	2.0	0.8	1.5
(1)    Includes unrecognized compensation cost of $16,916 related to stock options, $1,327 related to RSUs, and $444 related to PRSUs at The Fortegra Group.

(19) Income Taxes

The following table presents the Company’s provision (benefit) for income taxes reflected as a component of income (loss):

	Three Months Ended June 30,				Six Months Ended June 30,
	2024		2023		2024		2023
Total income tax expense (benefit)	$18,673		$11,824		$32,491		$16,846

Effective tax rate (ETR)	45.9%	(1)	50.0%	(1)	46.2%	(1)	52.9%	(1)
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

For the three months ended June 30, 2024, the deferred tax liability relating to Fortegra increased by 6,001, of which $356 of benefit was recorded in OCI, and 6,357 expense was recorded as a provision for income taxes. For the three months ended June 30, 2023, the deferred tax liability relating to Fortegra increased by $2,232, of which $24 of benefit was recorded in OCI, $1,222 benefit was recorded directly in stockholders’ equity, and $3,478 expense was recorded as a provision for income taxes. Excluding the impact of these deferred taxes, the effective tax rates for the three months ended June 30, 2024 and 2023 were 30.3% and 35.3%, respectively.

For the six months ended June 30, 2024, the deferred tax liability relating to Fortegra increased by $9,931, of which $891 of benefit was recorded in OCI, and $10,822 expense was recorded as a provision for income taxes. For the six months ended June 30, 2023, this deferred tax liability relating to Fortegra was $46,346, which was an increase of $6,376 from the year ended December 31, 2022, of which $1,784 expense was recorded in OCI, $1,222 benefit was recorded directly in stockholders’ equity, and $5,814 expense was recorded as a provision for income taxes. Excluding the impact of these deferred taxes, the effective tax rates for the six months ended June 30, 2024 and 2023 were 30.8% and 34.6%, respectively.

On April 15, 2024, the Company sold its 16.98 million shares of Invesque for $625 of proceeds resulting in a capital loss carryforward for tax purposes of approximately $106,768.

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
June 30, 2024
(in thousands, except share data)

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

(20) Commitments and Contingencies

The following table presents rent expense for the Company’s office leases recorded in other expenses on the condensed consolidated statements of operations for the following periods:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Rent expense for office leases	$1,967	$2,009	$3,957	$4,078

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

In May 2024, the Commonwealth of Kentucky Court of Appeals disagreed with the court’s interpretation of the policies at issue and entered an order (the Court of Appeals Order) affirming in part, reversing in part, and remanding the Subclass A Order and Subclass B Order. In June 2024, the Company filed a Motion for Discretionary Review of the Court of Appeals Order in the Supreme Court of the Commonwealth of Kentucky.

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

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2024
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

The following table presents a reconciliation of basic and diluted net income per common share for the following periods:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net income (loss)	$21,973	$11,850	$37,854	$15,001
Less:
Net income (loss) attributable to non-controlling interests	9,122	5,861	15,953	10,074
Net income allocated to participating securities	104	41	177	45
Net income (loss) attributable to Tiptree Inc. common shares - basic	12,747	5,948	21,724	4,882
Effect of Dilutive Securities:
Securities of subsidiaries	(1,133)	10	(1,407)	95
Adjustments to income relating to exchangeable interests and contingent considerations, net of tax	2	1	4	1
Net income (loss) attributable to Tiptree Inc. common shares - diluted	$11,616	$5,959	$20,321	$4,978
Weighted average number of shares of common stock outstanding - basic	36,785,305	36,742,295	36,777,557	36,633,226
Weighted average number of incremental shares of common stock issuable from exchangeable interests and contingent considerations	967,377	843,516	989,016	876,434
Weighted average number of shares of common stock outstanding - diluted	37,752,682	37,585,811	37,766,573	37,509,660

Basic net income (loss) attributable to common shares	$0.35	$0.16	$0.59	$0.13
Diluted net income (loss) attributable to common shares	$0.31	$0.16	$0.54	$0.13

(22) Related Party Transactions

Tiptree Advisors is a related party of the Company because Tiptree Advisors is deemed to be controlled by Michael Barnes, the Company’s Executive Chairman. Tiptree Advisors manages investment portfolio accounts of Fortegra and certain of its subsidiaries under an investment advisory agreement (the IAA). The Company is invested in funds managed by Tiptree Advisors. The Company incurred $1,745 and $1,267 of management and incentive fees for the three months ended June 30, 2024 and 2023, respectively. The Company incurred $3,166 and $2,369 of management and incentive fees for the six months ended June 30, 2024 and 2023, respectively. Beginning on January 1, 2024, Tiptree’s percentage of profits interest in Tiptree Advisors was 40.8%. As of January 1, 2025, Tiptree’s percentage interest will increase to 51.0%.

Pursuant to the Transition Services Agreement, Tiptree and Tiptree Advisors have mutually agreed to provide certain services to one another. Payments under the Transition Services Agreement in the six months ended June 30, 2024 and 2023 were not material.

Pursuant to a Partner Emeritus Agreement, Tiptree agreed to provide Mr. Inayatullah, a greater than 5% stockholder of the Company, support services and reimburse Mr. Inayatullah for a portion of benefit expenses in exchange for advice and other

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2024
(in thousands, except share data)

consulting services as requested by the Company’s Executive Committee. Transactions related to the Partner Emeritus Agreement in the six months ended June 30, 2024 and 2023 were not material.

(23) Subsequent Events

On July 30, 2024, the Company’s board of directors declared a quarterly cash dividend of $0.06 per share to holders of common stock with a record date of August 19, 2024, and a payment date of August 26, 2024.

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

Our year-to-date 2024 highlights include:

Overall:
•Tiptree reported net income of $21.9 million for the six months ended June 30, 2024, compared to $4.9 million in the prior year period, driven by growth in insurance operations, partially offset by the increase in tax expense related to the tax deconsolidation of Fortegra from $5.8 million in 2023 to $10.8 million in 2024. Return on average equity was 10.3%, compared to 2.5% in 2023.
•Adjusted net income of $45.0 million increased from $30.2 million in 2023, driven by growth in insurance operations. Adjusted return on average equity was 21.1%, as compared to 15.1% in 2023.

Insurance:
•Gross written premiums and premium equivalents were $1,439.5 million for the six months ended June 30, 2024, an increase of $102.3 million, or 7.6%, from the prior year period as a result of growth in E&S insurance lines in the U.S. and Europe.
•Net written premiums were $684.0 million for the six months ended June 30, 2024, an increase of 13.7%, driven by growth in gross written premiums and increased retention on Fortegra’s whole account quota share reinsurance arrangement from 30% to 40%, effective April 1, 2023.
•Total revenues were $1,008.7 million, an increase of $255.6 million, or 33.9%, from 2023, driven by premium growth in specialty E&S and admitted insurance lines in the U.S. and Europe.
•Combined ratio of 90.0%, driven by consistent underwriting performance and the scalability of Fortegra’s operating platform.
•Income before taxes of $88.1 million as compared to $49.9 million in 2023. Return on average equity was 25.8% in 2024 as compared to 20.2% in 2023, with the increases driven by growth in underwriting and fee revenues.
•Adjusted net income (before NCI) was $74.4 million, an increase of $21.4 million, or 40.3%, from 2023. Adjusted return on average equity was 29.7%, as compared to 29.6% in 2023.
•Fortegra’s total stockholders’ equity was $549.2 million as of June 30, 2024, compared to $452.6 million as of December 31, 2023, with the increase driven by net income during the current year period, the aggregate capital contribution from Tiptree, Warburg, and Fortegra independent directors of $40.0 million, partially offset by an increase in the accumulated other comprehensive loss position.

Tiptree Capital:
•Mortgage income before taxes was $1.3 million for the six months ended June 30, 2024, as compared to loss of $1.3 million in 2023, with the increase driven by higher origination volumes and loan servicing fees, and positive fair value adjustments on the mortgage servicing portfolio.

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

RESULTS OF OPERATIONS
The following is a summary of our condensed consolidated financial results for the three months ended June 30, 2024 and

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

Selected Key Metrics

($ in thousands, except per share information)	Three Months Ended June 30,		Six Months Ended June 30,
GAAP:	2024	2023	2024	2023
Total revenues	$546,673	$404,518	$1,044,894	$786,143
Net income (loss) attributable to common stockholders	$12,851	$5,989	$21,901	$4,927
Diluted earnings per share	$0.31	$0.16	$0.54	$0.13
Cash dividends paid per common share	$0.06	$0.05	$0.12	$0.10
Return on average equity	11.9%	6.0%	10.3%	2.5%

Non-GAAP: (1)
Adjusted net income	$24,422	$17,630	$44,955	$30,189
Adjusted return on average equity	22.7%	17.6%	21.1%	15.1%
(1)    See “—Non-GAAP Reconciliations” for a discussion of non-GAAP financial measures.

Revenues

For the three months ended June 30, 2024, revenues were $546.7 million, which increased $142.2 million, or 35.1%, compared to the prior year period. For the six months ended June 30, 2024, revenues were $1.0 billion, which increased $258.8 million, or 32.9%, compared to the prior year period. The changes for both periods were primarily driven by growth in earned premiums, net, service and administrative fees, and net realized and unrealized gains compared to the prior year period.

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

($ in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net realized and unrealized gains (losses) - Invesque(1)	$—	$(170)	$(3,536)	$(1,868)
Net realized and unrealized gains (losses)(2)	$2,731	$(1,558)	$12,387	$(6,233)
(1)    On April 15, 2024, the Company sold its 16.98 million shares of Invesque for $0.6 million of proceeds resulting in a realized loss of $134.2 million.
(2)    Excludes Invesque, Maritime transportation and Mortgage realized and unrealized gains and losses

Net Income (Loss) Attributable to common stockholders

For the three months ended June 30, 2024, the net income attributable to common stockholders was $12.9 million, compared to $6.0 million in the prior year period, driven by growth in Fortegra’s underwriting and fee income. For the six months ended June 30, 2024, the net income attributable to common stockholders was $21.9 million, which increased $17.0 million, or 344.5%, compared to the prior year period, driven by growth in Fortegra’s underwriting and fee income, and improved mortgage operations.

Adjusted net income & Adjusted return on average equity - Non-GAAP

Adjusted net income for the three months ended June 30, 2024 was $24.4 million, an increase of $6.8 million, or 38.5%, from the three months ended June 30, 2023, driven by growth in our insurance operations. For the three months ended June 30, 2024, adjusted return on average equity was 22.7%, as compared to 17.6% for the three months ended June 30, 2023, driven by the increase in adjusted net income.

Adjusted net income for the six months ended June 30, 2024 was $45.0 million, an increase of $14.8 million, or 48.9%, from the six months ended June 30, 2023, driven by growth in our insurance operations. For the six months ended June 30, 2024, adjusted return on average equity was 21.1%, as compared to 15.1% for the six months ended June 30, 2023, driven by the increase in adjusted net income.

Book Value per share - Non-GAAP

Total stockholders’ equity was $618.1 million as of June 30, 2024 compared to $546.1 million as of June 30, 2023, with the increase driven by comprehensive income over the trailing four quarters, partially offset by net changes in non-controlling interests and preferred dividends paid at Fortegra. In the six months ended June 30, 2024, Tiptree returned $4.4 million to stockholders through dividends paid.

Book value per share for the period ended June 30, 2024 was $11.86, an increase from book value per share of $10.94 as of June 30, 2023, driven by comprehensive income per share, partially offset by dividends paid of $0.22 per share, net changes in non-controlling interests and preferred dividends paid at Fortegra.

Results by Segment
We classify our business into two reportable segments, Insurance and Mortgage, with the remainder of our operations aggregated into Tiptree Capital - Other. Corporate activities include holding company interest expense, corporate employee compensation and benefits, and other expenses, including public company expenses.

The following tables present the components of Revenue, Income (loss) before taxes and Adjusted net income for the following periods:

($ in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenues:
Insurance	$529,942	$384,677	$1,008,698	$753,121
Mortgage	15,883	17,067	31,774	28,628
Tiptree Capital - other	848	2,774	4,422	4,394
Corporate	—	—	—	—
Total revenues	$546,673	$404,518	$1,044,894	$786,143

Income (loss) before taxes:
Insurance	$51,250	$30,417	$88,061	$49,862
Mortgage	528	1,312	1,281	(1,253)
Tiptree Capital - other	212	1,455	3,205	2,897
Corporate	(11,344)	(9,510)	(22,202)	(19,659)
Total income (loss) before taxes	$40,646	$23,674	$70,345	$31,847

Non-GAAP - Adjusted net income: (1)
Insurance	$31,959	$23,945	$59,016	$42,159
Mortgage	181	(209)	(128)	(1,062)
Tiptree Capital - other	175	219	828	1,632
Corporate	(7,893)	(6,325)	(14,761)	(12,540)
Total adjusted net income	$24,422	$17,630	$44,955	$30,189
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

As of June 30, 2024, Fortegra was owned approximately 79.3% by Tiptree, 17.7% by Warburg and 3.0% by management and directors of Fortegra, before giving effect to the exercise of outstanding warrants and the conversion of outstanding preferred stock. The following tables and discussion present the Insurance segment results, including non-controlling interests, for the three months ended June 30, 2024 and 2023.

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

Results of Operations - Three Months Ended June 30, 2024 compared to 2023

($ in thousands)	Three Months Ended June 30,
	2024	2023	Change	% Change
Revenues:
Earned premiums, net	$398,467	$269,795	$128,672	47.7%
Service and administrative fees	105,847	98,113	7,734	7.9%
Ceding commissions	5,065	4,676	389	8.3%
Net investment income	6,381	9,088	(2,707)	(29.8)%
Net realized and unrealized gains (losses)	2,545	(4,379)	6,924	NM%
Other revenue	11,637	7,384	4,253	57.6%
Total revenues	$529,942	$384,677	$145,265	37.8%
Expenses:
Net losses and loss adjustment expenses	$205,259	$115,027	$90,232	78.4%
Member benefit claims	28,716	32,707	(3,991)	(12.2)%
Commission expense	173,279	142,699	30,580	21.4%
Employee compensation and benefits	31,558	27,710	3,848	13.9%
Interest expense	7,488	6,580	908	13.8%
Depreciation and amortization	4,833	5,321	(488)	(9.2)%
Other expenses	27,559	24,216	3,343	13.8%
Total expenses	$478,692	$354,260	$124,432	35.1%
Income (loss) before taxes (1)	$51,250	$30,417	$20,833	68.5%

Key Performance Metrics:
Gross written premiums and premium equivalents	$776,059	$716,063	$59,996	8.4%
Net written premiums	$365,897	$320,572	$45,325	14.1%
Loss ratio	47.3%	40.8%
Acquisition ratio	30.9%	35.1%
Underwriting ratio	78.2%	75.9%
Operating expense ratio	11.7%	14.3%
Combined ratio	89.9%	90.2%
Return on average equity	28.4%	23.1%
Non-GAAP Financial Measures (2):
Adjusted net income (before NCI)	$40,316	$30,119	$10,197	33.9%
Adjusted return on average equity	30.3%	32.4%
(1)    Net income was $37.6 million for the three months ended June 30, 2024 compared to $21.3 million for the three months ended June 30, 2023.
(2)    See “—Non-GAAP Reconciliations” for a discussion of non-GAAP financial measures.

Revenues - Three Months Ended June 30, 2024 compared to 2023

For the three months ended June 30, 2024, total revenues increased 37.8%, to $529.9 million, as compared to $384.7 million for the three months ended June 30, 2023. Earned premiums, net of $398.5 million increased $128.7 million, or 47.7%, driven by growth in specialty E&S and admitted insurance lines. Earned premiums assumed from other insurance companies were $159.8 million, or 40.1% of the total, compared to $110.7 million, or 41.0% of the total, in the prior year period. Included in the current period were earned premiums associated with the book-roll transaction with one of Fortegra’s MGA partners that was assumed in December 2023. As it expands to new geographies and expands product offerings, the Company works to obtain necessary licenses and intends to write this business directly upon obtaining necessary licenses. The Company views direct written and assumed business as having similar characteristics. Service and administrative fees of $105.8 million increased by 7.9% driven primarily by growth in vehicle service contract revenues. Ceding commissions of $5.1 million increased by $0.4 million, or 8.3%. Other revenues increased by $4.3 million, or 57.6%, driven by growth in premium finance product offerings and interest income on cash and cash equivalents.

For the three months ended June 30, 2024, 23.1% of revenues were derived from fees that were not solely dependent upon the underwriting performance of Fortegra’s insurance products, resulting in more diversified earnings. For the three months ended June 30, 2024, 77.9% of fee-based revenues were generated in non-regulated service companies, with the remainder in regulated insurance companies.

For the three months ended June 30, 2024, net investment income was $6.4 million as compared to $9.1 million in the prior year period, a decrease of $2.7 million driven by increased cash equivalent balances for which interest income is reported in other income and increased investments expenses. Net realized and unrealized gains were $2.5 million, an improvement of $6.9 million, as compared to net realized and unrealized losses of $4.4 million in the prior year period, primarily driven by the change in fair value of certain equity and other investments carried at fair value. Unrealized losses on AFS securities impacting OCI for the three months ended June 30, 2024 were $0.9 million, driven by the increase in yields (yields and bonds prices are inversely related) and corresponding impact to the fair value of investments.

Expenses - Three Months Ended June 30, 2024 compared to 2023

For the three months ended June 30, 2024, net losses and loss adjustment expenses were $205.3 million, member benefit claims were $28.7 million and commission expense was $173.3 million, as compared to $115.0 million, $32.7 million, and $142.7 million, respectively, for the three months ended June 30, 2023. The increase in net losses and loss adjustment expenses of $90.2 million, or 78.4%, was driven by growth in U.S. and European insurance lines and the shift in business mix toward commercial lines, which tend to have higher loss ratios and lower commission and expense ratios. In addition, the Company experienced favorable prior year development of $1.6 million for the three months ended June 30, 2024, driven by lower-than-expected claim severity in our commercial lines of business. The decrease in member benefit claims of $4.0 million, or 12.2%, was driven by declines in auto and consumer goods claim frequencies. Commission expenses increased by $30.6 million, or 21.4%, generally in line with the growth in earned premiums, net and service and administrative fees, partially offset by the impact of sliding scale commissions as losses increased.

For the three months ended June 30, 2024, employee compensation and benefits were $31.6 million and other expenses were $27.6 million, as compared to $27.7 million and $24.2 million, respectively, for the three months ended June 30, 2023. Employee compensation and benefits increased by $3.8 million, or 13.9%, driven by investments in human capital associated with growth in E&S, admitted and warranty lines. Other expenses increased by $3.3 million, or 13.8%, driven by a change in fair value of the Fortegra Additional Warrant liability of $0.9 million, and increased marketing and information technology expenses.

For the three months ended June 30, 2024, interest expense was $7.5 million as compared to $6.6 million for the three months ended June 30, 2023. The increase in interest expense of $0.9 million, or 13.8%, was primarily driven by increased borrowings on Fortegra’s corporate revolver and asset based debt for premium finance lines.

For the three months ended June 30, 2024, depreciation and amortization expense was $4.8 million, including $3.7 million of intangible amortization related to purchase accounting associated with acquisitions at Fortegra from 2019 to 2023, as compared to $5.3 million, including $3.9 million of intangible amortization from purchase accounting in 2023.

Gross Written Premiums and Premium Equivalents

The below table shows gross written premiums and premium equivalents by business mix for the three months ended June 30, 2024 and 2023:

($ in thousands)	Three Months Ended June 30,
	2024	2023
Property and short-tail	$221,460	$139,703
Contractual liability	77,003	106,887
General liability	103,966	109,404
Alternative risks	86,570	73,341
Professional liability	70,162	58,549
Europe	37,962	38,053
Commercial lines	$597,123	$525,937
Personal lines	84,569	88,621
Insurance	$681,692	$614,558
Auto and consumer goods warranty	83,327	88,651
Other services	11,040	12,854
Services	$94,367	$101,505
Total (1,2)	$776,059	$716,063
(1) The total gross written premiums and premium equivalents of $776.1 million and $716.1 million for the three months ended June 30, 2024 and 2023, respectively, were comprised of gross written premiums of $573.8 million and $501.3 million, plus assumed premiums of $107.9 million and $113.2 million, plus gross service and administrative fee additions of $94.4 million and $101.5 million, respectively. See Note (7) Reinsurance Recoverable and Prepaid Reinsurance Premiums and Note (13) Revenue from Contracts with Customers within the respective periods for more information.

(2) The premium equivalents metric excludes amounts received from failure to perform vehicle service contracts held in off-balance sheet trusts and premium finance volumes as it was determined to be unlikely these amounts will be recognized as revenue. The second quarter 2023 has been conformed resulting in a reduction of premium equivalents of $139.0 million. This change only impacted the premium equivalents metric and did not impact the Company’s condensed consolidated financial statements.

Total gross written premiums and premium equivalents for the three months ended June 30, 2024 were $776.1 million, representing an increase of $60.0 million, or 8.4%. The increase was driven by a combination of factors including expanding Fortegra’s distribution partner network, and growing E&S insurance lines.

For the three months ended June 30, 2024, Insurance increased by $67.1 million, or 10.9%, driven by growth in specialty commercial lines in the E&S business. For the three months ended June 30, 2024, Services decreased by $7.1 million, or 7.0%, driven by declines in auto and consumer goods warranty contracts.

The growth in gross written premiums and premium equivalents, combined with higher retention in select products as of June 30, 2024, has resulted in an increase of $152.2 million, or 6.9%, in unearned premiums and deferred revenue on the condensed consolidated balance sheets as compared to June 30, 2023. As of June 30, 2024, unearned premiums and deferred revenues were $2.4 billion, as compared to $2.2 billion as of June 30, 2023.

Net written premiums

($ in thousands)	Three Months Ended June 30,
	2024	2023
Property and short-tail	$108,322	$100,124
Contractual liability	19,751	9,100
General liability	55,501	45,960
Alternative risks	63,100	56,150
Professional liability	42,086	26,289
Europe	37,962	38,053
Commercial lines	$326,722	$275,676
Personal lines	39,175	44,896
Insurance	$365,897	$320,572

Net written premiums for the three months ended June 30, 2024 were $365.9 million, representing an increase of $45.3 million, or 14.1%, consistent with growth in gross written premiums, and as a result of increased retention on Fortegra’s whole account quota share reinsurance arrangement. For the three months ended June 30, 2024, Net written premiums from commercial lines increased by $51.0 million, or 18.5%, driven by growth in specialty E&S and admitted business. For the three months ended June 30, 2024, net written premiums from personal lines decreased by $5.7 million, or 12.7%, driven by declines in personal credit insurance lines. Net written premiums from property and short-tail lines represented $108.3 million, or 29.6%, of the total net written premiums for the three months ended June 30, 2024 compared to $100.1 million, or 31.2%, for the prior year period. Property and short-tail net written premiums were diversified by geographic location, exposure and risk type with substantial reinsurance protection. As of June 30, 2024, the net loss to the Company in a 1-in-250 year catastrophe event represented approximately 2.6% of Fortegra’s stockholders’ equity. This reported loss includes the impact of incurred losses based on the estimated frequency and severity of potential events, reinstatements premiums, reinsurance recoveries and taxes.

Combined Ratio

The combined ratio was 89.9% for the three months ended June 30, 2024, compared to 90.2% for the prior year period, reflecting the consistent underwriting performance and scalability of the Company’s operating platform. The underwriting ratio was 78.2%, an increase of 2.3% from the prior year period, which consists of a loss ratio of 47.3%, compared to 40.8% in the prior year period, and an acquisition ratio of 30.9%, compared to 35.1% in the prior year period. The increase in loss ratio was driven by changes in business mix, which was partially offset by the decline in acquisition ratio. The operating expense ratio decreased 2.6% percentage points to 11.7%, as compared to 14.3% in the prior year period.

Underwriting and Fee Revenues and Margin - Non-GAAP

The below tables show underwriting and fee revenues and underwriting and fee margin by business mix for the three months ended June 30, 2024 and 2023.

	Three Months Ended June 30,
($ in thousands)	2024			2023
	Insurance	Services	Total	Insurance	Services	Total
Underwriting and Fee Revenues (1)	$399,628	$95,523	$495,151	$272,668	$89,584	$362,252

Net losses and loss adjustment expenses	205,259	—	205,259	114,997	30	115,027
Member benefit claims	—	28,716	28,716	—	32,707	32,707
Commission expense (2)	118,802	34,371	153,173	92,915	34,068	126,983
Underwriting and Fee Margin (1)	$75,567	$32,436	$108,003	$64,756	$22,779	$87,535

Loss ratio	51.4%	30.1%	47.3%	42.2%	36.5%	40.8%
Acquisition ratio	29.7%	36.0%	30.9%	34.1%	38.0%	35.1%
Underwriting ratio	81.1%	66.1%	78.2%	76.3%	74.5%	75.9%
(1)    See “—Non-GAAP Reconciliations” for a discussion of non-GAAP financial measures.
(2)     Commission expense in this table is presented net of ceding fees and ceding commissions of $15.0 million and $5.1 million, respectively, as of the three months ended June 30, 2024, and $11.0 million and $4.7 million, respectively, as of the three months ended June 30, 2023.

Underwriting and fee revenues were $495.2 million for the three months ended June 30, 2024 as compared to $362.3 million for the three months ended June 30, 2023. Total underwriting and fee revenues increased $132.9 million, or 36.7%, driven by growth in all business lines. The increase in Insurance was $127.0 million, or 46.6%, driven by growth in specialty E&S and admitted insurance lines. The increase in Services was $5.9 million, or 6.6%, driven by growth in vehicle service contracts and premium finance offerings.

Underwriting and fee margin was $108.0 million for the three months ended June 30, 2024 as compared to $87.5 million for the three months ended June 30, 2023. Total underwriting and fee margin increased $20.5 million, or 23.4%, driven by growth in Insurance and Services. Insurance grew by $10.8 million, or 16.7%, driven by revenue growth in admitted and E&S lines. Services increased by $9.7 million, or 42.4%, driven by growth in vehicle service contracts and premium finance offerings and reduced member benefit claims.

Return on Average Equity

Return on average equity was 28.4% for the three months ended June 30, 2024, as compared to 23.1% for the prior year period. The increase in net income and annualized return on average equity was driven by revenue growth and improvement of the combined ratio, in addition to improvements in net realized and unrealized gains and losses.

Adjusted Net Income and Adjusted Return on Average Equity - Non-GAAP

For the three months ended June 30, 2024, adjusted net income and adjusted return on average equity were $40.3 million and 29.7%, respectively, as compared to $30.1 million and 32.4%, respectively, for the three months ended June 30, 2023.

Results of Operations - Six Months Ended June 30, 2024 compared to 2023

($ in thousands)	Six Months Ended June 30,
	2024	2023	Change	% Change
Revenues:
Earned premiums, net	$745,777	$535,125	$210,652	39.4%
Service and administrative fees	216,334	190,145	26,189	13.8%
Ceding commissions	7,809	8,321	(512)	(6.2)%
Net investment income	13,139	14,197	(1,058)	(7.5)%
Net realized and unrealized gains (losses)	5,364	(8,986)	14,350	NM%
Other revenue	20,275	14,319	5,956	41.6%
Total revenues	$1,008,698	$753,121	$255,577	33.9%
Expenses:
Net losses and loss adjustment expenses	$380,639	$229,354	$151,285	66.0%
Member benefit claims	61,000	60,055	945	1.6%
Commission expense	330,227	289,149	41,078	14.2%
Employee compensation and benefits	63,008	52,323	10,685	20.4%
Interest expense	15,127	12,661	2,466	19.5%
Depreciation and amortization	9,916	10,132	(216)	(2.1)%
Other expenses	60,720	49,585	11,135	22.5%
Total expenses	$920,637	$703,259	$217,378	30.9%
Income (loss) before taxes (1)	$88,061	$49,862	$38,199	76.6%

Key Performance Metrics:
Gross written premiums and premium equivalents	$1,439,476	$1,337,221	$102,255	7.6%
Net written premiums	$684,048	$601,718	$82,330	13.7%
Loss ratio	46.8%	40.6%
Acquisition ratio	31.0%	36.2%
Underwriting ratio	77.8%	76.8%
Operating expense ratio	12.2%	14.0%
Combined ratio	90.0%	90.8%
Return on average equity	25.8%	20.2%
Non-GAAP Financial Measures (2):
Adjusted net income	$74,449	$53,058	$21,391	40.3%
Adjusted return on average equity	29.7%	29.6%
(1)    Net income was $64.5 million for the six months ended June 30, 2024 compared to $36.1 million for the six months ended June 30, 2023.
(2)    See “—Non-GAAP Reconciliations” for a discussion of non-GAAP financial measures.

Revenues - Six Months Ended June 30, 2024 compared to 2023

For the six months ended June 30, 2024, total revenues increased 33.9%, to $1,008.7 million, as compared to $753.1 million for the six months ended June 30, 2023. Earned premiums, net of $745.8 million increased $210.7 million, or 39.4%, driven by growth in admitted and E&S commercial lines. Earned premiums assumed from other insurance companies were $301.1 million, or 40.4% of the total, compared to $220.7 million, or 41.2% of the total, in the prior year period. Included in the current period were earned premiums associated with the book-roll transaction with one of Fortegra’s MGA partners that was assumed in December 2023. As it expands to new geographies and expands product offerings, the Company works to obtain necessary licenses and intends to write this business directly upon obtaining necessary licenses. The Company views direct written and assumed business as having similar characteristics. Service and administrative fees of $216.3 million increased by 13.8% driven by growth in warranty and consumer goods service contract revenues. Ceding commissions of $7.8 million decreased by $0.5 million, or 6.2%. Other revenues increased by $6.0 million, or 41.6%, driven by growth in premium finance product offerings.

For the six months ended June 30, 2024, 24.2% of revenues were derived from fees that were not solely dependent upon the underwriting performance of Fortegra’s insurance products, resulting in more diversified earnings. For the six months ended June 30, 2024, 79.1% of fee-based revenues were generated in non-regulated service companies, with the remainder in regulated insurance companies.

For the six months ended June 30, 2024, net investment income was $13.1 million as compared to $14.2 million in the prior year period, a decrease of $1.1 million driven by increased cash equivalent balances for which interest income is reported in other income and increased investments expenses, partially offset by increased yields on investments. Net realized and unrealized gains were $5.4 million, compared to net realized and unrealized losses of $9.0 million in the prior year period, primarily driven by the change in fair value of equity securities and other investments carried at fair value.

Expenses - Six Months Ended June 30, 2024 compared to 2023

For the six months ended June 30, 2024, net losses and loss adjustment expenses were $380.6 million, member benefit claims were $61.0 million and commission expense was $330.2 million, as compared to $229.4 million, $60.1 million, and $289.1 million respectively, for the six months ended June 30, 2023. The increase in net losses and loss adjustment expenses of $151.3 million, or 66.0%, was driven by growth in U.S. and European Insurance lines and the shift in business mix toward commercial lines, which tend to have a higher loss ratios and lower commission ratios. During the six months ended June 30, 2024, the Company experienced a favorable prior year development of $0.8 million primarily as a result of lower-than-expected claims in its commercial lines of business. In the six months ended June 30, 2023, the Company experienced unfavorable prior year development of $2.5 million primarily driven by higher-than-expected claim severity from business written by a small group of producers of our personal and commercial lines of business. The increase in member benefit claims of $0.9 million, or 1.6%, was driven by growth in vehicle service contracts. Commission expense increased by $41.1 million, or 14.2%, in line with the growth in earned premiums, net and service and administrative fees.

For the six months ended June 30, 2024, employee compensation and benefits were $63.0 million and other expenses were $60.7 million, as compared to $52.3 million and $49.6 million, respectively, for the six months ended June 30, 2023. Employee compensation and benefits increased by $10.7 million, or 20.4%, driven by investments in human capital associated with growth in admitted, E&S and warranty lines. Other expenses increased by $11.1 million, or 22.5%, driven by a change in fair value of the Fortegra Additional Warrant liability of $5.1 million, in addition to $3.3 million of expenses related to legal and other expenses associated with preparation of the registration statement for the withdrawn Fortegra initial public offering in February 2024.

For the six months ended June 30, 2024, interest expense was $15.1 million as compared to $12.7 million for the six months ended June 30, 2023. The increase in interest expense of $2.5 million, or 19.5%, was primarily driven by increased borrowings on Fortegra’s corporate revolver and asset based debt for premium finance lines.

For the six months ended June 30, 2024, depreciation and amortization expense was $9.9 million, including $3.7 million of intangible amortization related to purchase accounting associated with acquisitions at Fortegra from 2019 to 2023, as compared to $10.1 million, including $7.8 million of intangible amortization from purchase accounting in 2023.

Gross Written Premiums and Premium Equivalents

The below table shows gross written premiums and premium equivalents by business mix for the six months ended June 30, 2024 and 2023:

($ in thousands)	Six Months Ended June 30,
	2024	2023
Property and short-tail	$370,905	$244,875
Contractual liability	160,212	202,498
General liability	176,184	188,853
Alternative risks	163,238	151,955
Professional liability	138,330	117,423
Europe	79,670	67,625
Commercial lines	$1,088,539	$973,229
Personal lines	163,004	173,164
Insurance	$1,251,543	$1,146,393
Auto and consumer goods warranty	165,295	166,420
Other services	22,638	24,408
Services	$187,933	$190,828
Total (1,2)	$1,439,476	$1,337,221
(1) The total gross written premiums and premium equivalents of $1,439.5 million and $1,337.2 million for the six months ended June 30, 2024 and 2023, respectively, were comprised of gross written premiums of $1,030.9 million and $926.2 million, plus assumed premiums of $220.7 million and $220.1 million, plus gross service and administrative fee additions of $187.9 million and $190.8 million, respectively. See Note (7) Reinsurance Recoverable and Prepaid Reinsurance Premiums and Note (13) Revenue from Contracts with Customers within the respective periods for more information.

(2) The premium equivalents metric excludes amounts received from failure to perform vehicle service contracts held in off-balance sheet trusts and premium finance volumes as it was determined to be unlikely these amounts will be recognized as revenue. The second quarter 2023 has been conformed resulting in a reduction of premium equivalents of $268.1 million. This change only impacted the premium equivalents metric and did not impact the Company’s condensed consolidated financial statements.

Total gross written premiums and premium equivalents for the six months ended June 30, 2024 were $1,439.5 million, representing an increase of $102.3 million, or 7.6%. The increase was driven by a combination of factors including expanding Fortegra’s distribution partner network, and growing E&S insurance lines.

For the six months ended June 30, 2024, Insurance increased by $105.2 million, or 9.2%, driven by growth in specialty commercial lines in the E&S business. For the six months ended June 30, 2024, Services decreased by $2.9 million, or 1.5%, driven by declines in auto and consumer goods warranty contracts.

Net written premiums

($ in thousands)	Six Months Ended June 30,
	2024	2023
Property and short-tail	$216,859	$174,026
Contractual liability	41,516	28,358
General liability	83,860	80,284
Alternative risks	119,588	111,981
Professional liability	64,391	50,028
Europe	79,670	67,625
Commercial lines	$605,884	$512,302
Personal lines	78,164	89,416
Insurance	$684,048	$601,718

Net written premiums for the six months ended June 30, 2024 were $684.0 million, representing an increase of $82.3 million, or 13.7%, consistent with growth in gross written premiums, and as a result of increased retention on Fortegra’s whole account quota share reinsurance arrangement from 30% to 40%, effective April 1, 2023. For the six months ended June 30, 2024, Net written premiums from commercial lines increased by $93.6 million, or 18.3%, driven by growth in specialty E&S and admitted business. For the six months ended June 30, 2024, net written premiums from personal lines decreased by $11.3 million, or 12.6%, driven by declines in personal credit insurance lines. Net written premiums from property and short-tail lines represented $216.9 million, or 31.7%, of the total net written premiums for the six months ended June 30, 2024 compared to $174.0 million, or 28.9%, for the prior year period. Property and short-tail net written premiums were diversified by geographic location, exposure and risk type with substantial reinsurance protection.

Combined Ratio

The combined ratio was 90.0% for the six months ended June 30, 2024, compared to 90.8% for the prior year period, reflecting the consistent underwriting performance and scalability of the Company’s operating platform. The underwriting ratio was 77.8%, an increase of 1.0% from the prior year period, which consists of a loss ratio of 46.8%, compared to 40.6% in the prior year period, and an acquisition ratio of 31.0%, compared to 36.2% in the prior year period. The increase in loss ratio was driven by changes in business mix, which was partially offset by the decline in acquisition ratio. The operating expense ratio decreased 1.8% percentage points to 12.2%, as compared to 14.0% in the prior year period.

Underwriting and Fee Revenues and Underwriting and Fee Margin - Non-GAAP(1)

The below tables show underwriting and fee revenues and underwriting and fee margin by business mix for the six months ended June 30, 2024 and 2023.

	Six Months Ended June 30,
($ in thousands)	2024			2023
	Insurance	Services	Total	Insurance	Services	Total
Underwriting and Fee Revenues (1)	$749,820	$193,414	$943,234	$541,799	$170,668	$712,467

Net losses and loss adjustment expenses	380,639	—	380,639	229,324	30	229,354
Member benefit claims	—	61,000	61,000	—	60,056	60,056
Commission expense (2)	224,172	68,586	292,758	195,914	62,012	257,926
Underwriting and Fee Margin (1)	$145,009	$63,828	$208,837	$116,561	$48,570	$165,131

Loss ratio	50.8%	31.5%	46.8%	42.3%	35.2%	40.6%
Acquisition ratio	29.9%	35.5%	31.0%	36.2%	36.3%	36.2%
Underwriting ratio	80.7%	67.0%	77.8%	78.5%	71.5%	76.8%
(1)    See “—Non-GAAP Reconciliations” for a discussion of non-GAAP financial measures.
(2)     Commission expense in this table is presented net of ceding fees and ceding commissions of $29.7 million and $7.8 million, respectively, as of the six months ended June 30, 2024, and $22.9 million and $8.3 million, respectively, as of the six months ended June 30, 2023.

Underwriting and fee revenues were $943.2 million for the six months ended June 30, 2024 as compared to $712.5 million for the six months ended June 30, 2023. Total underwriting and fee revenues increased $230.8 million, or 32.4%, driven by growth in all business lines. The increase in Insurance was $208.0 million, or 38.4%, driven by growth in commercial, E&S, and credit insurance lines. The increase in Services was $22.7 million, or 13.3%, driven by growth in vehicle service contracts and premium finance offerings, in addition to the acquisition of Premia.

Underwriting and fee margin was $208.8 million for the six months ended June 30, 2024 as compared to $165.1 million for the six months ended June 30, 2023. Total underwriting and fee margin increased $43.7 million, or 26.5%, driven by growth in Insurance and Services. Insurance grew by $28.4 million, or 24.4%, from growth in specialty admitted and E&S lines. Services increased by $15.3 million, or 31.4%, primarily driven by growth in vehicle service contracts and premium finance offerings, in addition to the acquisition of Premia.

Return on Average Equity

Return on average equity was 25.8% for the six months ended June 30, 2024, as compared to 20.2% for the six months ended June 30, 2023. The increase in net income and annualized return on average equity was driven by revenue growth and improvement of the combined ratio, in addition to improvements in net realized and unrealized gains and losses.

Adjusted Net Income and Adjusted Return on Average Equity - Non-GAAP

For the six months ended June 30, 2024, adjusted net income and adjusted return on average equity were $74.4 million and 29.7%, respectively, as compared to $53.1 million and 29.6%, respectively, for the six months ended June 30, 2023.

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
We are an approved seller/servicer for Fannie Mae and Freddie Mac. We are also an approved issuer and servicer for Ginnie Mae. We originate residential mortgage loans through our retail distribution channel (directly to consumers) in 39 states and the District of Columbia as of June 30, 2024.

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

The following tables present the Mortgage segment results for the following periods:

Results of Operations

($ in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenues:
Net realized and unrealized gains (losses)	$10,136	$12,141	$20,800	$19,248
Other revenue	5,747	4,926	10,974	9,380
Total revenues	$15,883	$17,067	$31,774	$28,628
Expenses:
Employee compensation and benefits	$9,378	$9,733	$18,617	$17,953
Interest expense	527	464	1,178	848
Depreciation and amortization	97	160	222	332
Other expenses	5,353	5,398	10,476	10,748
Total expenses	$15,355	$15,755	$30,493	$29,881
Income (loss) before taxes	$528	$1,312	$1,281	$(1,253)

Key Performance Metrics:
Origination volumes	$226,871	$227,895	$437,273	$430,730
Gain on sale margins	4.6%	4.8%	4.8%	4.8%
Return on average equity	3.1%	7.6%	3.8%	(3.5)%

Non-GAAP Financial Measures (1):
Adjusted net income (1)	$181	$(209)	$(128)	$(1,062)
Adjusted return on average equity (1)	1.4%	(1.6)%	(0.5)%	(3.9)%
(1)    See “—Non-GAAP Reconciliations” for a discussion of non-GAAP financial measures.

Revenues - Three and Six Months ended June 30, 2024 compared to 2023

For the three months ended June 30, 2024, $226.9 million of loans were funded, compared to $227.9 million for the prior year period, a decrease of $1.0 million, or 0.4%, driven by the higher mortgage interest rate environment. Gain on sale margins decreased to 4.6% for the three months ended June 30, 2024, down approximately 20 basis points from 4.8% for the three months ended June 30, 2023. For the six months ended June 30, 2024, $437.3 million of loans were funded, compared to $430.7 million for the prior year period, an increase of $6.5 million, or 1.5%, driven by the normalized mortgage interest rates compared to the prior year period. Gain on sale margins remained consistent at 4.8% for the six months ended June 30, 2024, as compared to the six months ended June 30, 2023.

Net realized and unrealized gains for the three months ended June 30, 2024 were $10.1 million, compared to $12.1 million in the prior year period, a decrease of $2.0 million or 16.5%. Net realized and unrealized gains for the six months ended June 30, 2024 were $20.8 million, compared to $19.2 million in the prior year period, an increase of $1.6 million or 8.1% The primary driver of increased gain on sale revenues was the positive fair value adjustment in mortgage servicing rights of $1.4 million in 2024 compared to a positive fair value adjustment of $0.1 million in the prior year period.

Other revenue for the three months ended June 30, 2024 was $5.7 million, compared to $4.9 million in the prior year period, an increase of $0.8 million, or 16.7%. Other revenue for the six months ended June 30, 2024 was $11.0 million, compared to $9.4 million in the prior year period, an increase of $1.6 million, or 17.0%. The increases in both periods were driven by higher loan servicing income and higher loan origination fees. As of June 30, 2024, the mortgage servicing asset was $42.1 million, an increase from $40.8 million as of December 31, 2023.

Expenses - Three and Six Months ended June 30, 2024 compared to 2023

For the three months ended June 30, 2024, employee compensation and benefits were $9.4 million, compared to $9.7 million in the prior year period, a decrease of $0.4 million or 3.6%, and for the six months ended June 30, 2024, employee compensation and benefits were $18.6 million, compared to $18.0 million in the prior year period, an increase of $0.7 million or 3.7%, driven primarily by higher commissions on increased origination volumes.

For the three months ended June 30, 2024, interest expense was at $0.5 million, compared to $0.5 million in prior year period, and for the six months ended June 30, 2024, interest expense was at $1.2 million, compared to $0.8 million in prior year period, driven by higher interest rates.

For the three months ended June 30, 2024, other expenses were $5.4 million, compared to $5.4 million in the prior year period, and for the six months ended June 30, 2024, other expenses were $10.5 million, compared to $10.7 million in the prior year period, a decrease of $0.3 million driven by a reduction of mortgage operational expenses, including marketing costs.

Income (loss) before taxes - Three and Six Months ended June 30, 2024 compared to 2023

The income before taxes for the three months ended June 30, 2024 was $0.5 million, compared to income before taxes of $1.3 million in the prior year period. The income before taxes for the six months ended June 30, 2024 was $1.3 million, compared to loss before taxes of $1.3 million in the prior year period. The increase was driven by higher mortgage servicing fees attributable to the larger servicing portfolio.

Tiptree Capital - Other

The following tables present a summary of Tiptree Capital - Other results for the following periods:

Results of Operations

	Three Months Ended June 30,
($ in thousands)	Total revenue		Income (loss) before taxes
	2024	2023	2024	2023
Senior living (Invesque)	$—	$(140)	$—	$(140)
Maritime transportation (1)	327	351	(294)	(913)
Other	521	2,563	506	2,508
Total	$848	$2,774	$212	$1,455

	Six Months Ended June 30,
($ in thousands)	Total revenue		Income (loss) before taxes
	2024	2023	2024	2023
Senior living (Invesque)	$(2,925)	$(1,545)	$(2,925)	$(1,545)
Maritime transportation(1)	893	711	(309)	(723)
Other	6,454	5,228	6,439	5,165
Total	$4,422	$4,394	$3,205	$2,897
(1)    Includes $0.6 million and $1.3 million of expenses related to our Maritime transportation operations for the three months ended June 30, 2024 and 2023, respectively, and $1.2 million and $1.4 million of expenses related to our Maritime transportation operations for the six months ended June 30, 2024 and 2023, respectively.

Revenues

Tiptree Capital - Other earns revenues from the following sources: net interest income, realized and unrealized gains and losses on the Company’s investment holdings (including Invesque until the sale in April 2024); and charter revenues from vessels within the Company’s maritime transportation operations. Subsequent to the sale of our dry bulk and tanker vessels, operations include two smaller vessels and other ancillary assets.

Revenues for the three months ended June 30, 2024 were $0.8 million compared to $2.8 million for 2023 with the decrease primarily driven by the realized investments gains on securities in the Company’s investment holdings in the first quarter of 2024. Revenues for the six months ended June 30, 2024 and 2023 were relatively flat at $4.4 million, as realized investments gains on securities in the Company’s investment holdings in the first quarter of 2024, largely offset increased investment losses on Invesque in the six months ended June 30, 2024.

Income (loss) before taxes

The income before taxes from Tiptree Capital - Other for the three months ended June 30, 2024 was $0.2 million, compared to the income before taxes of $1.5 million in the prior year period. The decrease was driven by the same factors that impacted revenues. The income before taxes from Tiptree Capital - Other for the six months ended June 30, 2024 was $3.2 million, compared to the income before taxes of $2.9 million in the prior year period. The increase was driven by the same factors that impacted revenues.

Adjusted net income - Non-GAAP(1)

($ in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Maritime transportation	$(294)	$(812)	$(309)	$(643)
Other	469	1,031	1,137	2,275
Total	$175	$219	$828	$1,632
(1)    See “—Non-GAAP Reconciliations” for a discussion of non-GAAP financial measures.

Adjusted net income remained flat at $0.2 million for the three months ended June 30, 2024 compared to $0.2 million in 2023 and decreased to $0.8 million for the six months ended June 30, 2024 compared to $1.6 million in 2023. The decrease was driven by lower interest income on cash and cash equivalents and U.S. Treasury securities recorded in other income.

Corporate
The following table presents a summary of corporate results for the following periods:

Results of Operations

($ in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Employee compensation and benefits	$2,080	$2,489	$3,876	$4,444
Employee incentive compensation expense	6,765	4,350	13,359	10,184
Depreciation and amortization	361	353	721	604
Other expenses	2,138	2,318	4,246	4,427
Total expenses	$11,344	$9,510	$22,202	$19,659
Corporate expenses include expenses of the holding company for employee compensation and benefits, interest expense, and public company and other expenses. Corporate employee compensation and benefits includes the expense of management, legal and accounting staff. Other expenses primarily consisted of audit and professional fees, insurance, office rent and other related expenses.

Employee compensation and benefits, including incentive compensation expense, were $17.2 million for the six months ended June 30, 2024, compared to $14.6 million for the prior year period, driven by an increase in accrued bonus expense. Of the incentive compensation expense in the six months ended June 30, 2024, $5.4 million was stock-based compensation expense, compared to $3.8 million in 2023. As of June 30, 2024 and 2023, the Company had no outstanding borrowings at the holding company and therefore incurred no interest expense for related periods. Other expenses of $4.2 million remained consistent with the prior year period.

Provision for Income Taxes

The total income tax expense of $18.7 million and $11.8 million for the three months ended June 30, 2024 and 2023, respectively, is reflected as a component of net income (loss). For the three months ended June 30, 2024 and 2023, the Company’s effective tax rate was equal to 45.9% and 50.0%, respectively, with both significantly higher than the U.S. statutory income tax rate of 21.0%, primarily due to the impact of outside basis deferred taxes on Tiptree’s investment in Fortegra.

The total income tax expense of $32.5 million and $16.8 million for the six months ended June 30, 2024 and 2023, respectively, is reflected as a component of net income (loss). For the three months ended June 30, 2024 and 2023, the Company’s effective tax rate was equal to 46.2% and 52.9%, respectively, with both significantly higher than the U.S. statutory income tax rate of 21.0%, primarily due to the impact of outside basis deferred taxes on Tiptree’s investment in Fortegra.

On April 15, 2024, the Company sold its 16.98 million shares of Invesque for $0.6 million of proceeds resulting in a capital loss carryforward for tax purposes of approximately $106.8 million.

Tiptree owns less than 80% of Fortegra and is required to record deferred taxes on the outside basis on its investment in Fortegra. This deferred tax liability represents the tax that would be due, before consideration of loss carryforwards, if Tiptree were to sell all of its Fortegra stock at its carrying value on Tiptree’s balance sheet.

As of June 30, 2024, the deferred tax liability relating to Fortegra was $71.6 million, which was an increase of $9.9 million from the year ended December 31, 2023, of which $0.9 million benefit was recorded in OCI, and $10.8 million expense was recorded as a provision for income taxes. As of June 30, 2023, the deferred tax liability relating to Fortegra was $46.3 million, which was an increase of $6.4 million from the year ended December 31, 2022, of which $1.8 million expense was recorded in OCI, $1.2 million benefit was recorded directly in stockholders’ equity, and $5.8 million expense was recorded as a provision for income taxes. Excluding the impact of these deferred taxes, the effective tax rates for the six months ended June 30, 2024 and 2023 were 30.8% and 34.6%, respectively.

Balance Sheet Information

Tiptree’s total assets were $5,304.7 million as of June 30, 2024, compared to $5,139.3 million as of December 31, 2023. The $165.4 million increase in assets is primarily attributable to the growth in the Insurance segment.

Total stockholders’ equity was $618.1 million as of June 30, 2024, compared to $576.6 million as of December 31, 2023, with the increase primarily driven by comprehensive income for the six months ended June 30, 2024. As of June 30, 2024, there were 36,785,305 shares of common stock outstanding as compared to 36,756,187 shares as of December 31, 2023, with the increase driven by the vesting of share-based incentive compensation.

In March and April 2024, Tiptree, Warburg and Fortegra independent directors contributed $30.0 million, $9.9 million and $0.1 million, respectively, to Fortegra in exchange for common shares of Fortegra. As of June 30, 2024, Fortegra was owned approximately 79.3% by Tiptree Holdings, 17.7% by Warburg and 3.0% by management and directors of Fortegra, before giving effect to the exercise of outstanding warrants and the conversion of outstanding preferred stock.

The following table is a summary of certain balance sheet information:

	As of June 30, 2024
($ in thousands)		Tiptree Capital
	Insurance	Mortgage	Other	Corporate	Total
Total assets	$5,044,987	$172,316	$63,847	$23,560	$5,304,710

Corporate debt	$260,500	$—	$—	$—	$260,500
Asset based debt	76,139	59,287	—	—	135,426

Tiptree Inc. stockholders’ equity (1)	$367,573	$53,299	$63,180	$(47,603)	$436,449
Non-controlling interests:
Fortegra preferred interests	77,679	—	—	—	77,679
Common interests	103,941	—	—	—	103,941
Total stockholders’ equity	$549,193	$53,299	$63,180	$(47,603)	$618,069
(1)    Included in Corporate equity is the deferred tax liability on the outside basis on Tiptree’s investment in Fortegra of $71.6 million as of June 30, 2024.

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

($ in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Total revenues	$529,942	$384,677	$1,008,698	$753,121
Less: Net investment income	(6,381)	(9,088)	(13,139)	(14,197)
Less: Net realized and unrealized gains (losses)	(2,545)	4,379	(5,364)	8,986
Less: Ceding fees (1)	(15,041)	(11,040)	(29,660)	(22,902)
Less: Ceding commissions	(5,065)	(4,676)	(7,809)	(8,321)
Less: Cash and cash equivalent interest income (2)	(5,759)	(2,000)	(9,492)	(4,220)
Underwriting and fee revenues (3)	$495,151	$362,252	$943,234	$712,467
(1) Ceding fees were included in service and administrative fees on the statement of operations.
(2) Cash and cash equivalent interest income was included in other revenue on the statement of operations.
(3) Underwriting and fee revenues exclude ceding fees, ceding commissions and cash and cash equivalent interest income from other revenue. The three and six months ended June 30, 2023 has been conformed to this presentation resulting in a reduction of underwriting and fee revenues of $17.7 million, and $35.4 million, respectively. This change only impacted the underwriting and fee revenues metric and did not impact the Company’s condensed consolidated financial statements.

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

($ in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Income (loss) before income taxes	$51,250	$30,417	$88,061	$49,862
Less: Net investment income	(6,381)	(9,088)	(13,139)	(14,197)
Less: Net realized and unrealized gains (losses)	(2,545)	4,379	(5,364)	8,986
Less: Cash and cash equivalent interest income (1)	(5,759)	(2,000)	(9,492)	(4,220)
Plus: Depreciation and amortization	4,833	5,321	9,916	10,132
Plus: Interest expense	7,488	6,580	15,127	12,661
Plus: Employee compensation and benefits	31,558	27,710	63,008	52,323
Plus: Other expenses	27,559	24,216	60,720	49,585
Underwriting and fee margin (2)	$108,003	$87,535	$208,837	$165,132
(1) Cash and cash equivalent interest income was included in other revenue on the statement of operations.
(2) Underwriting and fee margin exclude cash and cash equivalent interest income. The three and six months ended June 30, 2023 has been conformed to this presentation resulting in a reduction of underwriting and fee margin of $2.0 million, and $4.2 million, respectively. This change only impacted the underwriting and fee margin metric and did not impact the Company’s condensed consolidated financial statements.

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

	Three Months Ended June 30, 2024
($ in thousands)		Tiptree Capital
	Insurance	Mortgage	Other	Corporate	Total
Income (loss) before taxes	$51,250	$528	$212	$(11,344)	$40,646
Less: Income tax (benefit) expense	(13,568)	(113)	(116)	(4,876)	(18,673)
Less: Net realized and unrealized gains (losses) (1)	(2,545)	(289)	103	—	(2,731)
Plus: Intangibles amortization (2)	3,727	—	—	—	3,727
Plus: Stock-based compensation expense	1,022	—	—	2,375	3,397
Plus: Non-recurring expenses (3)	166	—	—	—	166
Plus: Non-cash fair value adjustments (4)	861	—	—	—	861
Plus: Impact of tax deconsolidation of Fortegra (5)	—	—	—	6,357	6,357
Less: Tax on adjustments (6)	(597)	55	(24)	(405)	(971)
Adjusted net income (before NCI)	$40,316	$181	$175	$(7,893)	$32,779
Less: Impact of non-controlling interests	(8,357)	—	—	—	(8,357)
Adjusted net income	$31,959	$181	$175	$(7,893)	$24,422

Adjusted net income (before NCI)	$40,316	$181	$175	$(7,893)	$32,779
Average stockholders’ equity	$531,447	$53,092	$66,580	$(42,766)	$608,353
Adjusted return on average equity (7)	30.3%	1.4%	1.1%	NM%	21.6%

	Three Months Ended June 30, 2023
($ in thousands)		Tiptree Capital
	Insurance	Mortgage	Other	Corporate	Total
Income (loss) before taxes	$30,417	$1,312	$1,455	$(9,510)	$23,674
Less: Income tax (benefit) expense	(8,928)	(306)	(497)	(2,093)	(11,824)
Less: Net realized and unrealized gains (losses) (1)	4,379	(1,588)	(1,063)	—	1,728
Plus: Intangibles amortization (2)	3,895	—	—	—	3,895
Plus: Stock-based compensation expense	488	—	—	1,504	1,992
Plus: Non-recurring expenses (3)	238	—	—	—	238
Plus: Non-cash fair value adjustments (4)	(46)	—	—	—	(46)
Plus: Impact of tax deconsolidation of Fortegra (5)	—	—	—	3,500	3,500
Less: Tax on adjustments (6)	(324)	373	324	274	647
Adjusted net income (before NCI)	$30,119	$(209)	$219	$(6,325)	$23,804
Less: Impact of non-controlling interests	(6,174)	—	—	—	(6,174)
Adjusted net income	$23,945	$(209)	$219	$(6,325)	17,630

Adjusted net income (before NCI)	$30,119	$(209)	$219	$(6,325)	$23,804
Average stockholders’ equity	$371,843	$53,297	$150,672	$(31,999)	$543,813
Adjusted return on average equity (7)	32.4%	(1.6)%	0.6%	NM%	17.5%

	Six Months Ended June 30, 2024
($ in thousands)		Tiptree Capital
	Insurance	Mortgage	Other	Corporate	Total
Income (loss) before taxes	$88,061	$1,281	$3,205	$(22,202)	$70,345
Less: Income tax (benefit) expense	(23,490)	(276)	(808)	(7,917)	(32,491)
Less: Net realized and unrealized gains (losses) (1)	(5,364)	(1,449)	(2,038)	—	(8,851)
Plus: Intangibles amortization (2)	7,698	—	—	—	7,698
Plus: Stock-based compensation expense	1,804	—	—	5,428	7,232
Plus: Non-recurring expenses (3)	3,336	—	—	—	3,336
Plus: Non-cash fair value adjustments (4)	5,072	—	—	—	5,072
Plus: Impact of tax deconsolidation of Fortegra (5)	—	—	—	10,822	10,822
Less: Tax on adjustments (6)	(2,668)	316	469	(892)	(2,775)
Adjusted net income (before NCI)	$74,449	$(128)	$828	$(14,761)	$60,388
Less: Impact of non-controlling interests	(15,433)	—	—	—	(15,433)
Adjusted net income	$59,016	$(128)	$828	$(14,761)	$44,955

Adjusted net income (before NCI)	$74,449	$(128)	$828	$(14,761)	$60,388
Average stockholders’ equity	$500,903	$52,798	$94,500	$(50,884)	$597,317
Adjusted return on average equity (7)	29.7%	(0.5)%	1.8%	NM%	20.2%

	Six Months Ended June 30, 2023
($ in thousands)		Tiptree Capital
	Insurance	Mortgage	Other	Corporate	Total
Income (loss) before taxes	$49,862	$(1,253)	$2,897	$(19,659)	$31,847
Less: Income tax (benefit) expense	(13,675)	307	(760)	(2,718)	(16,846)
Less: Net realized and unrealized gains (losses) (1)	8,986	(145)	(740)	—	8,101
Plus: Intangibles amortization (2)	7,789	—	—	—	7,789
Plus: Stock-based compensation expense	521	—	—	3,786	4,307
Plus: Non-recurring expenses (3)	2,363	—	—	—	2,363
Plus: Non-cash fair value adjustments (4)	(164)	—	—	—	(164)
Plus: Impact of tax deconsolidation of Fortegra (5)	—	—	—	5,814	5,814
Less: Tax on adjustments (6)	(2,624)	29	235	237	(2,123)
Adjusted net income (before NCI)	$53,058	$(1,062)	$1,632	$(12,540)	$41,088
Less: Impact of non-controlling interests	(10,899)	—	—	—	(10,899)
Adjusted net income	$42,159	$(1,062)	$1,632	$(12,540)	$30,189

Adjusted net income (before NCI)	$53,058	$(1,062)	$1,632	$(12,540)	$41,088
Average stockholders’ equity	$358,600	$54,272	$111,285	$15,665	$539,822
Adjusted return on average equity (7)	29.6%	(3.9)%	2.9%	NM%	15.2%
(1) Net realized and unrealized gains (losses) added back in Adjusted net income excludes net realized and unrealized gains (losses) from the mortgage segment and unrealized gains (losses) on mortgage servicing rights.
(2) Specifically associated with acquisition purchase accounting. See Note (8) Goodwill and Intangible Assets, net.
(3) For the three and six months ended June 30, 2024 and 2023, included in other expenses were expenses related to legal and other expenses associated with preparation of the registration statement for the withdrawn Fortegra initial public offering in 2024 and acquisitions of services businesses in 2023, respectively.
(4) For the three and six months ended June 30, 2024 and 2023, non-cash fair-value adjustments represent a change in fair value of the Fortegra Additional Warrant liability.
(5) For the three and six months ended June 30, 2024 and 2023, included in the adjustment is an add-back of $6.4 million and $10.8 million, respectively, and $3.5 million and $5.8 million, respectively, related to deferred tax expense from the WP Transaction.
(6) Tax on adjustments represents the tax applied to the total non-GAAP adjustments and includes adjustments for non-recurring or discrete tax impacts.
(7) Total Adjusted return on average equity after non-controlling interests was 22.7% and 17.6% for the three months ended June 30, 2024 and 2023, respectively, based on $24.4 million and $17.6 million of Adjusted net income over $430.6 million and $401.3 million of average Tiptree Inc. stockholders’ equity. Total Adjusted return on average equity after non-controlling interests was 21.1% and 15.1% for the six months ended June 30, 2024 and 2023, respectively, based on $45.0 million and $30.2 million of Adjusted net income over $426.7 million and $399.6 million of average Tiptree Inc. stockholders’ equity.

Book Value per share - Non-GAAP

Management believes the use of this financial measure provides supplemental information useful to investors as book value is frequently used by the financial community to analyze company growth on a relative per share basis. The following table provides a reconciliation between total stockholders’ equity and total shares outstanding, net of treasury shares.

($ in thousands, except per share information)	As of June 30,
	2024	2023
Total stockholders’ equity	$618,069	$546,068
Less: Non-controlling interests	181,620	144,176
Total stockholders’ equity, net of non-controlling interests	$436,449	$401,892

Total common shares outstanding	36,785	36,742

Book value per share	$11.86	$10.94

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of liquidity are unrestricted cash, cash equivalents and other liquid investments and distributions from operating subsidiaries, including income from our investment portfolio and sales of assets and investments. We intend to use our cash resources to continue to fund our operations and grow our businesses. We may seek additional sources of cash to fund acquisitions or investments. These additional sources of cash may take the form of debt or equity and may be at the parent, subsidiary or asset level. We are a holding company, and our liquidity needs are primarily for compensation, professional fees, office rent and insurance costs.

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

As of June 30, 2024, cash and cash equivalents, excluding restricted cash, were $497.3 million, compared to $468.7 million as of December 31, 2023, an increase of $28.6 million, primarily driven by cash flow from operating activities at our insurance business.

Our insurance business uses borrowings to fund long-term growth and for operational working capital purposes. As of June 30, 2024 and December 31, 2023, a total of $100.5 million and $130.0 million, respectively, was outstanding under the revolving line of credit in our insurance business. The maximum borrowing capacity under the agreements as of June 30, 2024 and 2023 was $200.0 million.

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

Consolidated Comparison of Cash Flows

($ in thousands)	Six Months Ended June 30,
	2024	2023
Cash and cash equivalents provided by (used in):
Operating activities	$109,582	$36,368
Investing activities	18,564	(272,593)
Financing activities	(14,918)	80,875
Effect of exchange rate changes on cash	(412)	2,502

($ in thousands)	Six Months Ended June 30,
	2024	2023
Change in cash, cash equivalents and restricted cash	$112,816	$(152,848)
Operating Activities

Cash provided by operating activities was $109.6 million for the six months ended June 30, 2024. In 2024, the primary sources of cash from operating activities included growth in insurance premiums written resulting in increases in policy liabilities and unpaid claims which were partially offset by increases in accounts receivable and prepaid reinsurance premiums and decreases in reinsurance payables and unearned premiums.

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

Investing Activities

Cash provided by investing activities was $18.6 million for the six months ended June 30, 2024. In 2024, the primary source of cash was proceeds from the sale of investments outpacing purchases, partially offset by the issuance of notes receivable exceeding proceeds from notes receivable.

Cash used in investing activities was $272.6 million for the six months ended June 30, 2023. In 2023, the primary uses of cash were the purchases of investments outpacing the proceeds from the sale of investments, as well as the acquisition of Premia.

Financing Activities

Cash used in financing activities was $14.9 million for the six months ended June 30, 2024. In 2024, the cash used was primarily repayments of corporate borrowings at Fortegra and the payment of common and preferred dividends, partially offset by a non-controlling interest contribution to Fortegra.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 described our Quantitative and Qualitative Disclosures About Market Risk. There were no material changes to the assumptions or risks during the six months ended June 30, 2024.

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

Share repurchase activity for three months ended June 30, 2024 was as follows:

Period	Purchaser	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value ($ in thousands of Shares That May Yet Be Purchased Under the Plans or Programs(1)
April 1, 2024 to April 30, 2024	Tiptree Inc.	—	$—	—
May 1, 2024 to May 31, 2024	Tiptree Inc.	—	$—	—
June 1, 2024 to June 30, 2024	Tiptree Inc.	—	$—	—
	Total	—	$—	—	$11,945

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

Tiptree Inc.

Date:	July 31, 2024	By:/s/ Michael Barnes
Michael Barnes
Executive Chairman

Date:	July 31, 2024	By:/s/ Jonathan Ilany
Jonathan Ilany
Chief Executive Officer

Date:	July 31, 2024	By:/s/ Scott McKinney
Scott McKinney
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification of Executive Chairman pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.3	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification of Executive Chairman pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
32.2	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
32.3	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
104	Cover page from Tiptree’s Form 10-Q for the quarter ended June 30, 2024 formatted in iXBRL (included in Exhibit 101).

*     Attached as Exhibit 101 to this Quarterly Report on Form 10-Q are the following materials, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets as of June 30, 2024 and December 31, 2023, (ii) the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2024 and 2023, (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2024 and 2023, (iv) the Condensed Consolidated Statements of Changes in Stockholders’ Equity for the periods ended June 30, 2024 and 2023, (v) the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2024 and 2023 and (vi) the Notes to the Condensed Consolidated Financial Statements.

**    Denotes a management contract or compensatory plan, contract or arrangement.