Form 10-Q
period 2024-09-30
TIPTREE INC.
filed 2024-10-30
CIK 1393726

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly period ended September 30, 2024
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

As of October 30, 2024, there were 37,055,838 shares, par value $0.001, of the registrant’s common stock outstanding.

Tiptree Inc.
Quarterly Report on Form 10-Q
September 30, 2024

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
“AM Best” means AM Best Company, Inc.
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

TIPTREE INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (Unaudited)
(in thousands, except share data)

	As of
	September 30, 2024	December 31, 2023
Assets:
Investments:
Available for sale securities, at fair value, net of allowance for credit losses	$1,010,067	$802,609
Loans, at fair value	81,816	69,556
Equity securities	95,330	68,308
Other investments	59,250	111,088
Total investments	1,246,463	1,051,561
Cash and cash equivalents	396,187	468,711
Restricted cash	108,183	23,850
Notes and accounts receivable, net	789,624	684,608
Reinsurance recoverable	932,656	953,886
Prepaid reinsurance premiums	978,149	900,524
Deferred acquisition costs	570,923	565,746
Goodwill	208,565	206,155
Intangible assets, net	108,482	118,757
Other assets	166,501	165,515
Total assets	$5,505,733	$5,139,313

Liabilities and Stockholders’ Equity
Liabilities:
Debt, net	$388,523	$402,411
Unearned premiums	1,709,966	1,695,058
Policy liabilities and unpaid claims	1,192,857	844,848
Deferred revenue	692,389	673,085
Reinsurance payable	458,610	543,602
Other liabilities and accrued expenses	407,188	403,744
Total liabilities	$4,849,533	$4,562,748

Stockholders’ Equity:
Preferred stock: $0.001 par value, 100,000,000 shares authorized, none issued or outstanding	$—	$—
Common stock: $0.001 par value, 200,000,000 shares authorized, 36,789,571 and 36,756,187 shares issued and outstanding, respectively	37	37
Additional paid-in capital	389,275	382,239
Accumulated other comprehensive income (loss), net of tax	(15,171)	(26,073)
Retained earnings	87,805	60,663
Total Tiptree Inc. stockholders’ equity	461,946	416,866
Non-controlling interests:
Fortegra preferred interests	77,679	77,679
Common interests	116,575	82,020
Total non-controlling interests	194,254	159,699
Total stockholders’ equity	656,200	576,565
Total liabilities and stockholders’ equity	$5,505,733	$5,139,313

See accompanying notes to condensed consolidated financial statements.

TIPTREE INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations (Unaudited)
(in thousands, except share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenues:
Earned premiums, net	$359,496	$291,293	$1,105,273	$826,418
Service and administrative fees	95,362	100,146	311,696	290,291
Ceding commissions	3,716	2,440	11,525	10,761
Net investment income	9,111	5,416	22,250	19,613
Net realized and unrealized gains (losses)	8,316	1,457	36,518	12,459
Other revenue	18,361	15,762	51,994	43,115
Total revenues	494,362	416,514	1,539,256	1,202,657
Expenses:
Policy and contract benefits	203,442	153,966	645,081	443,375
Commission expense	154,005	153,744	484,232	442,893
Employee compensation and benefits	52,335	45,663	151,438	130,844
Interest expense	7,614	6,716	23,919	20,225
Depreciation and amortization	5,395	6,347	16,254	17,475
Other expenses	34,790	28,937	111,206	94,857
Total expenses	457,581	395,373	1,432,130	1,149,669
Income (loss) before taxes	36,781	21,141	107,126	52,988
Less: provision (benefit) for income taxes	16,308	12,273	48,799	29,119
Net income (loss)	20,473	8,868	58,327	23,869
Less: net income (loss) attributable to non-controlling interests	8,558	6,715	24,511	16,789
Net income (loss) attributable to common stockholders	$11,915	$2,153	$33,816	$7,080

Net income (loss) per common share:
Basic earnings per share	$0.32	$0.06	$0.91	$0.19
Diluted earnings per share	$0.29	$0.04	$0.83	$0.18

Weighted average number of common shares:
Basic	36,789,571	36,749,199	36,781,408	36,672,120
Diluted	37,818,491	37,684,131	37,784,637	37,569,405

Dividends declared per common share	$0.06	$0.05	$0.18	$0.15

See accompanying notes to condensed consolidated financial statements.

TIPTREE INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net income (loss)	$20,473	$8,868	$58,327	$23,869

Other comprehensive income (loss), net of tax:
Change in unrealized gains (losses) on available for sale securities	21,682	(9,990)	16,065	(4,065)
Change in unrealized currency translation adjustments	6,332	(4,234)	5,241	1,398
Related (provision) benefit for income taxes	(8,990)	4,412	(6,640)	1,174
Other comprehensive income (loss), net of tax	19,024	(9,812)	14,666	(1,493)
Comprehensive income (loss)	39,497	(944)	72,993	22,376
Less: comprehensive income (loss) attributable to non-controlling interests	13,537	4,254	28,275	16,444
Comprehensive income (loss) attributable to common stockholders	$25,960	$(5,198)	$44,718	$5,932

See accompanying notes to condensed consolidated financial statements.

TIPTREE INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)
(in thousands, except shares)

	Common stock						Non-controlling interests
	Number of shares	Par value	Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings	Total Tiptree Inc. stockholders’ equity	Fortegra preferred interests	Common interests	Total stockholders' equity
Balance at December 31, 2023	36,756,187	$37	$382,239	$(26,073)	$60,663	$416,866	$77,679	$82,020	$576,565
Amortization of share-based incentive compensation	—	—	6,983	—	—	6,983	—	2,524	9,507
Vesting of share-based incentive compensation	33,384	—	53	—	—	53	—	(752)	(699)
Non-controlling interest contributions	—	—	—	—	—	—	—	9,956	9,956
Non-controlling interest distributions	—	—	—	—	—	—	—	(644)	(644)
Common stock dividends declared	—	—	—	—	(6,674)	(6,674)	—	—	(6,674)
Other comprehensive income (loss), net of tax	—	—	—	10,902	—	10,902	—	3,764	14,666
Subsidiary preferred dividends declared	—	—	—	—	(4,804)	(4,804)	—	—	(4,804)
Net income (loss)	—	—	—	—	38,620	38,620	—	19,707	58,327
Balance at September 30, 2024	36,789,571	$37	$389,275	$(15,171)	$87,805	$461,946	$77,679	$116,575	$656,200

	Common stock						Non-controlling interests
	Number of shares	Par value	Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings	Total Tiptree Inc. stockholders’ equity	Fortegra preferred interests	Common interests	Total stockholders' equity
Balance at June 30, 2024	36,785,305	$37	$387,513	$(29,216)	$78,115	$436,449	$77,679	$103,941	$618,069
Amortization of share-based incentive compensation	—	—	1,693	—	—	1,693	—	839	2,532
Vesting of share-based incentive compensation	4,266	—	69	—	—	69	—	(130)	(61)
Common stock dividends declared	—	—	—	—	(2,225)	(2,225)	—	—	(2,225)
Other comprehensive income (loss), net of tax	—	—	—	14,045	—	14,045	—	4,979	19,024
Subsidiary preferred dividends declared	—	—	—	—	(1,612)	(1,612)	—	—	(1,612)
Net income (loss)	—	—	—	—	13,527	13,527	—	6,946	20,473
Balance at September 30, 2024	36,789,571	$37	$389,275	$(15,171)	$87,805	$461,946	$77,679	$116,575	$656,200

TIPTREE INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)
(in thousands, except shares)

	Common stock						Non-controlling interests
	Number of shares	Par value	Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings	Total Tiptree Inc. stockholders’ equity	Fortegra preferred interests	Common interests	Total stockholders' equity
Balance at December 31, 2022	36,385,299	$36	$382,645	$(39,429)	$54,113	$397,365	$77,679	$58,529	$533,573
Amortization of share-based incentive compensation	—	—	4,711	—	—	4,711	—	1,155	5,866
Vesting of share-based incentive compensation	309,462	1	(350)	—	—	(349)	—	(470)	(819)
Shares issued upon exercise of options	55,007	—	—	—	—	—	—	—	—
Non-controlling interest distributions	—	—	(1,751)	—	—	(1,751)	—	(3,174)	(4,925)
Net change in non-controlling interests and other	—	—	(4,267)	—	—	(4,267)	—	2,106	(2,161)
Common stock dividends declared	—	—	—	—	(5,550)	(5,550)	—	—	(5,550)
Other comprehensive income (loss), net of tax	—	—	—	(1,148)	—	(1,148)	—	(345)	(1,493)
Subsidiary preferred dividends declared	—	—	—	—	(4,787)	(4,787)	—	—	(4,787)
Net income (loss)	—	—	—	—	11,867	11,867	—	12,002	23,869
Balance at September 30, 2023	36,749,768	$37	$380,988	$(40,577)	$55,643	$396,091	$77,679	$69,803	$543,573

	Common stock						Non-controlling interests
	Number of shares	Par value	Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings	Total Tiptree Inc. stockholders’ equity	Fortegra preferred interests	Common interests	Total stockholders' equity
Balance at June 30, 2023	36,742,295	$37	$379,741	$(33,226)	$55,340	$401,892	$77,679	$66,497	$546,068
Amortization of share-based incentive compensation	—	—	1,135	—	—	1,135	—	665	1,800
Vesting of share-based incentive compensation	7,473	—	112	—	—	112	—	—	112
Common stock dividends declared	—	—	—	—	(1,850)	(1,850)	—	—	(1,850)
Other comprehensive income (loss), net of tax	—	—	—	(7,351)	—	(7,351)	—	(2,461)	(9,812)
Subsidiary preferred dividends declared	—	—	—	—	(1,613)	(1,613)	—	—	(1,613)
Net income (loss)	—	—	—	—	3,766	3,766	—	5,102	8,868
Balance at September 30, 2023	36,749,768	$37	$380,988	$(40,577)	$55,643	$396,091	$77,679	$69,803	$543,573

See accompanying notes to condensed consolidated financial statements.

TIPTREE INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2024	2023
Operating Activities:
Net income (loss) attributable to common stockholders	$33,816	$7,080
Net income (loss) attributable to non-controlling interests	24,511	16,789
Net income (loss)	58,327	23,869
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Net realized and unrealized (gains) losses	(36,518)	(12,459)
Non-cash compensation expense	13,220	5,955
Amortization/accretion of premiums and discounts	(4,416)	(5,272)
Depreciation and amortization expense	16,254	17,475
Non-cash lease expense	5,875	6,003
Deferred provision (benefit) for income taxes	41,695	26,761
Amortization of deferred financing costs	907	825
Change in fair value of liability classified warrants	6,018	(2,611)
Other	453	126
Changes in operating assets and liabilities:
Mortgage loans originated for sale	(693,056)	(663,669)
Proceeds from the sale of mortgage loans originated for sale	710,605	676,866
(Increase) decrease in notes and accounts receivable	(101,126)	(142,020)
(Increase) decrease in reinsurance recoverable	21,230	(291,412)
(Increase) decrease in prepaid reinsurance premiums	(77,625)	(168,802)
(Increase) decrease in deferred acquisition costs	(5,177)	(38,936)
(Increase) decrease in other assets	(1,971)	24,664
Increase (decrease) in unearned premiums	14,908	249,586
Increase (decrease) in policy liabilities and unpaid claims	348,009	246,021
Increase (decrease) in deferred revenue	19,304	19,732
Increase (decrease) in reinsurance payable	(84,992)	166,144
Increase (decrease) in other liabilities and accrued expenses	(81,125)	(45,280)
Net cash provided by (used in) operating activities	170,799	93,566
Investing Activities:
Purchases of investments	(614,279)	(1,030,746)
Proceeds from sales and maturities of investments	477,843	930,041
Purchases of property, plant and equipment	(2,229)	(12,503)
Proceeds from notes receivable	74,867	94,749
Issuance of notes receivable	(82,400)	(106,536)
Business and asset acquisitions, net of cash and deposits	—	(19,726)
Net cash provided by (used in) investing activities	(146,198)	(144,721)
Financing Activities:
Dividends paid	(11,566)	(10,284)
Net non-controlling interest (redemptions) contributions and other	8,381	(13,563)
Payment of debt issuance costs	(144)	(366)
Proceeds from borrowings and mortgage notes payable	773,990	1,083,558
Principal paydowns of borrowings and mortgage notes payable	(788,641)	(1,019,740)
Net cash provided by (used in) financing activities	(17,980)	39,605
Effect of exchange rate changes on cash	5,188	(1,935)
Net increase (decrease) in cash, cash equivalents and restricted cash	11,809	(13,485)
Cash, cash equivalents and restricted cash – beginning of period	492,561	550,847
Cash, cash equivalents and restricted cash – end of period	$504,370	$537,362

Supplemental Schedule of Non-Cash Investing and Financing Activities:
Right of use asset obtained in exchange for lease liability	$1,923	$3,115

	As of
Reconciliation of cash, cash equivalents and restricted cash	September 30, 2024	December 31, 2023
Cash and cash equivalents	$396,187	$468,711
Restricted cash	108,183	23,850
Total cash, cash equivalents and restricted cash shown in the statements of cash flows	$504,370	$492,561
See accompanying notes to condensed consolidated financial statements.

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2024
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

As of September 30, 2024, Fortegra was owned approximately 79.3% by Tiptree Holdings, 17.7% by Warburg and 3.0% by management and directors of Fortegra, before giving effect to the exercise of outstanding warrants and management options, and the conversion of outstanding preferred stock. See Note (16) Stockholders' Equity for additional information.

(2) Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements of Tiptree have been prepared in accordance with generally accepted accounting principles in the United States of America (GAAP) and include the accounts of the Company and its subsidiaries. The condensed consolidated financial statements are presented in U.S. dollars, the main operating currency of the Company. The unaudited condensed consolidated financial statements presented herein should be read in conjunction with the annual audited financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023. In the opinion of management, the accompanying unaudited interim financial information reflects all adjustments, including normal recurring adjustments necessary to present fairly the Company’s financial position, results of operations, comprehensive income and cash flows for each of the interim periods presented. The results of operations for the three and nine months ended September 30, 2024 are not necessarily indicative of the results that may be expected for the full year ending on December 31, 2024.

Non-controlling interests (NCI) on the condensed consolidated balance sheets represent the ownership interests in certain consolidated subsidiaries held by entities or persons other than Tiptree. Accounts and transactions between consolidated entities have been eliminated.

Recent Accounting Standards

Recently Adopted Accounting Pronouncements

During the nine months ended September 30, 2024, there were no accounting standards adopted by the Company.

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2024
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
September 30, 2024
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

The tables below present the components of revenue, expense, income (loss) before taxes, and assets for our reportable segments as well as Tiptree Capital - Other for the following periods:

	Three Months Ended September 30, 2024
		Tiptree Capital
	Insurance	Mortgage	Other	Total
Total revenues	$481,013	$14,892	$(1,543)	$494,362
Total expenses	(433,804)	(14,981)	(1,060)	(449,845)
Corporate expenses	—	—	—	(7,736)
Income (loss) before taxes	$47,209	$(89)	$(2,603)	$36,781
Less: provision (benefit) for income taxes				16,308
Net income (loss)				$20,473
Less: net income (loss) attributable to non-controlling interests				8,558
Net income (loss) attributable to common stockholders				$11,915

	Three Months Ended September 30, 2023
		Tiptree Capital
	Insurance	Mortgage	Other	Total
Total revenues	$406,779	$14,718	$(4,983)	$416,514
Total expenses	(371,057)	(14,359)	(1,511)	(386,927)
Corporate expenses	—	—	—	(8,446)
Income (loss) before taxes	$35,722	$359	$(6,494)	$21,141
Less: provision (benefit) for income taxes				12,273
Net income (loss)				$8,868
Less: net income (loss) attributable to non-controlling interests				6,715
Net income (loss) attributable to common stockholders				$2,153

	Nine Months Ended September 30, 2024
		Tiptree Capital
	Insurance	Mortgage	Other	Total
Total revenues	$1,489,711	$46,666	$2,879	$1,539,256
Total expenses	(1,354,441)	(45,474)	(2,277)	(1,402,192)
Corporate expenses	—	—	—	(29,938)
Income (loss) before taxes	$135,270	$1,192	$602	$107,126
Less: provision (benefit) for income taxes				48,799
Net income (loss)				$58,327
Less: net income (loss) attributable to non-controlling interests				24,511
Net income (loss) attributable to common stockholders				$33,816

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2024
(in thousands, except share data)

	Nine Months Ended September 30, 2023
		Tiptree Capital
	Insurance	Mortgage	Other	Total
Total revenues	$1,159,900	$43,346	$(589)	$1,202,657
Total expenses	(1,074,316)	(44,240)	(3,008)	(1,121,564)
Corporate expenses	—	—	—	(28,105)
Income (loss) before taxes	$85,584	$(894)	$(3,597)	$52,988
Less: provision (benefit) for income taxes				29,119
Net income (loss)				$23,869
Less: net income (loss) attributable to non-controlling interests				16,789
Net income (loss) attributable to common stockholders				$7,080

The Company conducts its operations primarily in the U.S. with 4.4% and 6.1% of total revenues generated overseas for the three months ended September 30, 2024 and 2023, respectively, and 4.6% and 5.7% for the nine months ended September 30, 2024 and 2023, respectively.

The following table presents the reportable segments, Tiptree Capital - Other and Corporate assets for the following periods:

	As of September 30, 2024					As of December 31, 2023
		Tiptree Capital					Tiptree Capital
	Insurance	Mortgage	Other	Corporate	Total	Insurance	Mortgage	Other	Corporate	Total
Total assets	$5,235,340	$189,952	$57,739	$22,702	$5,505,733	$4,835,685	$160,147	$126,624	$16,857	$5,139,313

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2024
(in thousands, except share data)

(5) Investments

The following table presents the Company’s investments related to insurance operations and other Tiptree investing activities, measured at fair value as of the following periods:

	As of September 30, 2024
		Tiptree Capital
	Insurance	Mortgage	Other	Total
Available for sale securities, at fair value, net of allowance for credit losses	$978,979	$—	$31,088	$1,010,067
Loans, at fair value	8,976	72,840	—	81,816
Equity securities	90,999	—	4,331	95,330
Other investments	55,137	3,717	396	59,250
Total investments	$1,134,091	$76,557	$35,815	$1,246,463

	As of December 31, 2023
		Tiptree Capital
	Insurance	Mortgage	Other	Total
Available for sale securities, at fair value, net of allowance for credit losses	$772,135	$—	$30,474	$802,609
Loans, at fair value	11,218	58,338	—	69,556
Equity securities	27,113	—	41,195	68,308
Other investments	106,760	3,931	397	111,088
Total investments	$917,226	$62,269	$72,066	$1,051,561

Available for Sale Securities, at fair value

A majority of the Company’s investments in Available for Sale Securities, at fair value, net of allowance for credit losses (AFS securities) as of September 30, 2024 and December 31, 2023 are held by subsidiaries in the insurance segment. The following tables present the Company’s investments in AFS securities:

	As of September 30, 2024
	Amortized cost	Allowance for credit losses(1)	Gross unrealized gains	Gross unrealized losses	Fair value
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$454,042	$—	$1,791	$(20,745)	$435,088
Obligations of state and political subdivisions	43,886	(1)	66	(2,414)	41,537
Corporate securities	507,055	(478)	6,714	(6,103)	507,188
Asset backed securities	26,298	(131)	2	(2,349)	23,820
Certificates of deposit	1,145	—	—	—	1,145
Obligations of foreign governments	1,393	—	—	(104)	1,289
Total	$1,033,819	$(610)	$8,573	$(31,715)	$1,010,067

	As of December 31, 2023
	Amortized cost	Allowance for credit losses(1)	Gross unrealized gains	Gross unrealized losses	Fair value
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$496,731	$—	$515	$(27,161)	$470,085
Obligations of state and political subdivisions	48,762	(1)	51	(3,353)	45,459
Corporate securities	260,961	(73)	2,445	(8,735)	254,598
Asset backed securities	29,275	(10)	3	(3,082)	26,186
Certificates of deposit	1,724	—	—	—	1,724
Obligations of foreign governments	4,705	—	—	(148)	4,557

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2024
(in thousands, except share data)

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

	As of
	September 30, 2024		December 31, 2023
	Amortized cost	Fair value	Amortized cost	Fair value
Due in one year or less	$258,395	$258,260	$247,613	$246,489
Due after one year through five years	381,211	377,227	318,763	307,423
Due after five years through ten years	139,225	126,312	46,377	39,221
Due after ten years	228,690	224,448	200,130	183,290
Asset backed securities	26,298	23,820	29,275	26,186
Total	$1,033,819	$1,010,067	$842,158	$802,609

The following tables present the gross unrealized losses on AFS securities by length of time that individual AFS securities have been in a continuous unrealized loss position for less than twelve months, and twelve months or greater and do not have an allowance for credit losses:

	As of September 30, 2024
	Less Than or Equal to One Year			More Than One Year
	Fair value	Gross unrealized losses	# of Securities(1)	Fair value	Gross unrealized losses	# of Securities(1)
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$24,763	$(376)	513	$190,130	$(20,369)	584
Obligations of state and political subdivisions	2,296	(16)	130	34,491	(2,398)	105
Corporate securities	140,907	(1,137)	482	106,354	(4,966)	396
Asset backed securities	—	—	—	23,009	(2,349)	133
Obligations of foreign governments	—	—	6	1,289	(104)	6
Total	$167,966	$(1,529)	1,131	$355,273	$(30,186)	1,224

	As of December 31, 2023
	Less Than or Equal to One Year			More Than One Year
	Fair value	Gross unrealized losses	# of Securities(1)	Fair value	Gross unrealized losses	# of Securities(1)
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$109,011	$(6,522)	459	$185,950	$(20,639)	480
Obligations of state and political subdivisions	537	(53)	43	39,319	(3,300)	131
Corporate securities	83,747	(4,881)	868	57,679	(3,854)	148
Asset backed securities	2,187	(259)	54	23,999	(2,823)	129
Obligations of foreign governments	2,904	—	3	1,653	(148)	7
Total	$198,386	$(11,715)	1,427	$308,600	$(30,764)	895
(1)    Presented in whole numbers.

Management believes that it is more likely than not that the Company will be able to hold the fixed maturity AFS securities that were in an unrealized loss position as of September 30, 2024 until full recovery of their amortized cost basis.

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2024
(in thousands, except share data)

The table below presents a roll-forward of the activity in the allowance for credit losses on AFS securities by type as of September 30, 2024:

	Obligations of state and political subdivisions	Corporate securities	Asset backed securities	Obligations of foreign governments	Total
Balance at December 31, 2022	$(3)	$(183)	$(1)	$(3)	$(190)
(Increase) in allowance for credit losses	—	(287)	(14)	—	(301)
Gains from recoveries of amounts previously written off	2	139	1	3	145
Balance at September 30, 2023	$(1)	$(331)	$(14)	$—	$(346)

Balance at December 31, 2023	$(1)	$(73)	$(10)	$—	$(84)
(Increase) in allowance for credit losses	—	(47)	(122)	—	(169)
Additions for AFS securities purchased with credit deterioration during the year	—	(380)	—	—	(380)
Reduction in credit losses due to AFS securities sold during the year	—	2	—	—	2
Gains from recoveries of amounts previously written off	—	20	1	—	21
Balance at September 30, 2024	$(1)	$(478)	$(131)	$—	$(610)

The Company applies a discounted cash flow model, based on assumptions and model outputs provided by an investment management company, in determining its lifetime expected credit losses on AFS securities. This includes determining the present value of expected future cash flows discounted at the book yield of the security.

The table below presents the amount of gains from recoveries (credit losses) on AFS securities recorded by the Company for the following period:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net gains from recoveries (credit losses) on AFS securities	$316	$(50)	$(526)	$(156)

Pursuant to certain reinsurance agreements and statutory licensing requirements, the Company has deposited invested assets in custody accounts or insurance department safekeeping accounts. The Company cannot remove or replace investments in regulatory deposit accounts without prior approval of the contractual party or regulatory authority, as applicable. The following table presents the Company’s restricted investments included in the Company’s AFS securities:

	As of
	September 30, 2024	December 31, 2023
Fair value of restricted investments in trust pursuant to reinsurance agreements	$14,844	$49,735
Fair value of restricted investments for special deposits required by state insurance departments	30,234	16,694
Total fair value of restricted investments	$45,078	$66,429

The following table presents additional information on the Company’s AFS securities:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Purchases of AFS securities	$182,430	$146,512	$471,202	$449,165

Proceeds from maturities, calls and prepayments of AFS securities	$21,911	$231,101	$263,990	$319,100

Gross proceeds from sales of AFS securities	$4,425	$2,578	$24,264	$42,536

The following table presents the gross realized gains and gross realized losses from sales and redemptions of AFS securities:

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2024
(in thousands, except share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Gross realized gains	$220	$80	$360	$80
Gross realized (losses)	(277)	(78)	(510)	(3,034)
Total net realized gains (losses) from investment sales and redemptions	$(57)	$2	$(150)	$(2,954)

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2024
(in thousands, except share data)

Loans, at fair value

The following table presents the Company’s investments in loans measured at fair value and the Company’s investments in loans measured at fair value pledged as collateral:

	As of September 30, 2024				As of December 31, 2023
	Fair value	Unpaid principal balance (UPB)	Fair value exceeds / (below) UPB	Pledged as collateral	Fair value	Unpaid principal balance (UPB)	Fair value exceeds / (below) UPB	Pledged as collateral
Insurance:
Corporate loans (1)	$8,976	$12,676	$(3,700)	$—	$11,218	$14,671	$(3,453)	$—
Mortgage:
Mortgage loans held for sale (2)	72,840	71,086	1,754	71,906	58,338	56,481	1,857	57,248
Total loans, at fair value	$81,816	$83,762	$(1,946)	$71,906	$69,556	$71,152	$(1,596)	$57,248
(1)    The cost basis of Corporate loans was approximately $12,676 and $14,671 at September 30, 2024 and December 31, 2023, respectively.
(2)    As of September 30, 2024, there were three mortgage loans held for sale that were 90 days or more past due. As of December 31, 2023, there were three mortgage loans held for sale that were 90 days or more past due.
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

	As of September 30, 2024
	Insurance		Tiptree Capital - Other		Total
	Cost	Fair Value	Cost	Fair Value	Cost	Fair Value
Exchange traded funds	$5,387	$5,336	$—	$—	$5,387	$5,336
Other equity securities	75,607	85,663	4,967	4,331	80,574	89,994
Total equity securities	$80,994	$90,999	$4,967	$4,331	$85,961	$95,330

	As of December 31, 2023
	Insurance		Tiptree Capital - Other		Total
	Cost	Fair Value	Cost	Fair Value	Cost	Fair Value
Invesque	$23,339	$719	$111,490	$3,442	$134,829	$4,161
Exchange traded funds	1,339	1,349	—	—	1,339	1,349
Other equity securities	22,741	25,045	29,942	37,753	52,683	62,798
Total equity securities	$47,419	$27,113	$141,432	$41,195	$188,851	$68,308

Other Investments

The following table contains information regarding the Company’s other investments as of the following periods:

	As of September 30, 2024
		Tiptree Capital
	Insurance	Mortgage	Other	Total
Corporate bonds, at fair value (1)	$9,560	$—	$—	$9,560
Debentures	25,754	—	—	25,754
Investment in credit fund	19,823	—	—	19,823
Other	—	3,717	396	4,113
Total other investments	$55,137	$3,717	$396	$59,250

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2024
(in thousands, except share data)

	As of December 31, 2023
		Tiptree Capital
	Insurance	Mortgage	Other	Total
Corporate bonds, at fair value (1)	$62,081	$—	$—	$62,081
Debentures	25,648	—	—	25,648
Investment in credit fund	11,830	—	—	11,830
Other	7,201	3,931	397	11,529
Total other investments	$106,760	$3,931	$397	$111,088

(1)    The cost basis of corporate bonds was $8,927 and $59,315 as of September 30, 2024 and December 31, 2023, respectively.

Net Investment Income - Insurance

Net investment income represents investment income and expense from investments related to insurance operations as disclosed within net investment income on the condensed consolidated statements of operations. The following table presents the components of net investment income by source of income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Interest:
AFS securities	$8,431	$5,255	$21,894	$16,863
Loans, at fair value	22	168	77	422
Other investments	2,035	1,758	5,157	5,837
Dividends from equity securities	412	39	684	1,339
Subtotal	10,900	7,220	27,812	24,461
Less: investment expenses	1,789	1,804	5,562	4,848
Net investment income	$9,111	$5,416	$22,250	$19,613

Other Investment Income - Tiptree Capital
Other investment income represents revenue from non-insurance activities as disclosed within other revenue on the condensed consolidated statements of operations, see Note (15) Other Revenue and Other Expenses. The following tables present the components of other investment income by type:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Interest income from Loans, at fair value	$1,061	$826	$2,819	$2,213
Loan fee income	4,877	4,193	14,017	12,186
Other	947	1,072	2,553	2,458
Other investment income	$6,885	$6,091	$19,389	$16,857
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net realized gains (losses)
Insurance:
Reclass of unrealized gains (losses) on AFS securities from OCI	$(58)	$2	$(151)	$(2,954)
Net gains from recoveries (credit losses) on AFS securities	—	(50)	—	(156)

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2024
(in thousands, except share data)

Net realized gains (losses) on loans	—	(2,902)	58	(2,900)
Net realized gains (losses) on equity securities (1)	20	(1,076)	(22,023)	(1,923)
Net realized gains (losses) on corporate bonds	70	(695)	2,870	(1,919)
Other	89	1,089	(872)	335
Tiptree Capital
Mortgage:
Net realized gains (losses) on loans	13,553	8,848	35,305	29,680
Other	(1,048)	1,971	(1,294)	2,107
Other:
Net realized gains (losses) on equity securities (1)	—	—	(98,529)	—
Total net realized gains (losses)	$12,626	$7,187	$(84,636)	$22,270

Net unrealized gains (losses)
Insurance:
Net change in unrealized gains (losses) on loans	$(123)	$2,563	$(247)	$(1,510)
Net gains from recoveries (credit losses) on AFS securities	316	—	(526)	—
Net unrealized gains (losses) on equity securities held at period end	1,287	(3,844)	7,436	(2,537)
Reclass of unrealized (gains) losses from prior periods for equity securities sold (1)	—	410	22,567	(7)
Other	617	2,887	(1,530)	2,969
Tiptree Capital
Mortgage:
Net change in unrealized gains (losses) on loans	332	(287)	(103)	(476)
Other	(3,975)	(834)	(4,246)	(2,365)
Other:
Net unrealized gains (losses) on equity securities held at period end	(965)	(6,624)	(687)	(5,561)
Reclass of unrealized (gains) losses from prior periods for equity securities sold (1)	—	—	100,289	—
Other	(1,799)	(1)	(1,799)	(324)
Total net unrealized gains (losses)	(4,310)	(5,730)	121,154	(9,811)
Total net realized and unrealized gains (losses)	$8,316	$1,457	$36,518	$12,459
(1) On April 15, 2024, the Company sold its 16.98 million shares of Invesque for $625 of proceeds resulting in a realized loss of $134,204.

(6) Notes and Accounts Receivable, net

The following table presents the total notes and accounts receivable, net:

	As of
	September 30, 2024	December 31, 2023
Accounts and premiums receivable, net	$351,060	$260,383
Retrospective commissions receivable	284,822	265,918
Notes receivable, net	138,890	134,131
Other receivables	14,852	24,176
Total notes and accounts receivable, net	$789,624	$684,608

The following table presents the total valuation allowance and bad debt expense for the following periods:

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2024
(in thousands, except share data)

	Valuation allowance		Bad Debt Expense
	As of		Three Months Ended September 30,		Nine Months Ended September 30,
	September 30, 2024	December 31, 2023	2024	2023	2024	2023
Notes receivable, net - premium financing program (1)	$28	$46	$33	$17	$118	$101

Accounts and premiums receivable, net	$594	$66	$8	$2	$333	$14
(1)    As of September 30, 2024 and December 31, 2023, there were $18 and $219 in balances classified as 90 days plus past due, respectively.

(7) Reinsurance Recoverable and Prepaid Reinsurance Premiums

The following table presents the effect of reinsurance on premiums written and earned by our insurance business for the following periods:

	Direct Amount	Ceded to Other Companies	Assumed from Other Companies	Net Amount	Percentage of Amount - Assumed to Net
Three Months Ended September 30, 2024
Premiums written:
Life insurance	$19,149	$9,621	$16	$9,544	0.2%
Accident and health insurance	34,333	22,344	84	12,073	0.7%
Property and liability insurance	519,565	259,803	107,894	367,656	29.3%
Total premiums written	$573,047	$291,768	$107,994	$389,273	27.7%

Premiums earned:
Life insurance	$20,056	$10,176	$55	$9,935	0.6%
Accident and health insurance	33,974	21,850	55	12,179	0.5%
Property and liability insurance	454,793	246,820	129,409	337,382	38.4%
Total premiums earned	$508,823	$278,846	$129,519	$359,496	36.0%

Three Months Ended September 30, 2023
Premiums written:
Life insurance	$22,161	$11,207	$70	$11,024	0.6%
Accident and health insurance	36,070	24,961	(5,773)	5,336	(108.2)%
Property and liability insurance	463,891	227,785	81,455	317,561	25.7%
Total premiums written	$522,122	$263,953	$75,752	$333,921	22.7%

Premiums earned:
Life insurance	$20,585	$10,186	$63	$10,462	0.6%
Accident and health insurance	34,688	24,071	(5,765)	4,852	(118.8)%
Property and liability insurance	366,462	174,801	84,318	275,979	30.6%
Total premiums earned	$421,735	$209,058	$78,616	$291,293	27.0%

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2024
(in thousands, except share data)

	Direct Amount	Ceded to Other Companies	Assumed from Other Companies	Net Amount	Percentage of Amount - Assumed to Net
Nine Months Ended September 30, 2024
Premiums written:
Life insurance	$55,579	$27,902	$260	$27,937	0.9%
Accident and health insurance	93,004	62,093	10,192	41,103	24.8%
Property and liability insurance	1,455,323	769,268	318,226	1,004,281	31.7%
Total premiums written	$1,603,906	$859,263	$328,678	$1,073,321	30.6%

Premiums earned:
Life insurance	$60,623	$30,751	$322	$30,194	1.1%
Accident and health insurance	100,331	66,142	10,152	44,341	22.9%
Property and liability insurance	1,305,534	694,946	420,150	1,030,738	40.8%
Total premiums earned	$1,466,488	$791,839	$430,624	$1,105,273	39.0%

Nine Months Ended September 30, 2023
Premiums written:
Life insurance	$59,625	$30,389	$187	$29,423	0.6%
Accident and health insurance	93,840	63,978	6,119	35,981	17.0%
Property and liability insurance	1,294,903	714,195	289,527	870,235	33.3%
Total premiums written	$1,448,368	$808,562	$295,833	$935,639	31.6%

Premiums earned:
Life insurance	$61,662	$30,676	$215	$31,201	0.7%
Accident and health insurance	102,407	70,024	6,153	38,536	16.0%
Property and liability insurance	1,013,832	550,089	292,938	756,681	38.7%
Total premiums earned	$1,177,901	$650,789	$299,306	$826,418	36.2%

The following table presents the components of policy and contract benefits, including the effect of reinsurance on losses and loss adjustment expenses (LAE) incurred:

	Direct Amount	Ceded to Other Companies	Assumed from Other Companies	Net Amount	Percentage of Amount - Assumed to Net
Three Months Ended September 30, 2024
Losses and LAE Incurred
Life insurance	$10,251	$6,078	$5	$4,178	0.1%
Accident and health insurance	6,463	5,060	550	1,953	28.2%
Property and liability insurance	218,525	134,038	85,314	169,801	50.2%
Total losses and LAE incurred	$235,239	$145,176	$85,869	$175,932	48.8%
	Member benefit claims (1)			27,510
	Total policy and contract benefits			$203,442
Three Months Ended September 30, 2023
Losses and LAE Incurred
Life insurance	$11,386	$6,014	$26	$5,398	0.5%
Accident and health insurance	8,259	6,796	(253)	1,210	(20.9)%
Property and liability insurance	186,371	124,492	56,636	118,515	47.8%
Total losses and LAE incurred	$206,016	$137,302	$56,409	$125,123	45.1%
	Member benefit claims (1)			28,843
	Total policy and contract benefits			$153,966

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2024
(in thousands, except share data)

Nine Months Ended September 30, 2024
Losses and LAE Incurred
Life insurance	$32,746	$18,308	$(16)	$14,422	(0.1)%
Accident and health insurance	17,355	12,027	11,035	16,363	67.4%
Property and liability insurance	648,751	376,720	253,755	525,786	48.3%
Total losses and LAE incurred	$698,852	$407,055	$264,774	$556,571	47.6%
	Member benefit claims (1)			88,510
	Total policy and contract benefits			$645,081
Nine Months Ended September 30, 2023
Losses and LAE Incurred
Life insurance	$35,969	$19,436	$82	$16,615	0.5%
Accident and health insurance	21,001	16,391	5,560	10,170	54.7%
Property and liability insurance	464,299	314,394	177,787	327,692	54.3%
Total losses and LAE incurred	$521,269	$350,221	$183,429	$354,477	51.7%
	Member benefit claims (1)			88,898
	Total policy and contract benefits			$443,375
(1) Member benefit claims are not covered by reinsurance.

The following table presents the components of the reinsurance recoverable:

	As of
	September 30, 2024	December 31, 2023
Ceded claim reserves:
Life insurance	$4,131	$4,733
Accident and health insurance	24,136	22,660
Property and liability insurance	553,658	420,894
Total ceded claim reserves recoverable	581,925	448,287
Other reinsurance settlements recoverable	350,731	505,599
Total reinsurance recoverable	$932,656	$953,886

The following table presents the components of prepaid reinsurance premiums:

	As of
	September 30, 2024	December 31, 2023
Prepaid reinsurance premiums:
Life insurance (1)	$72,749	$74,815
Accident and health insurance (1)	72,392	76,440
Property and liability insurance	833,008	749,269
Total prepaid reinsurance premiums	$978,149	$900,524
(1)    Including policyholder account balances ceded.
The following table presents the aggregate amount included in reinsurance receivables that is comprised of the three largest receivable balances from non-affiliated reinsurers:

As of
September 30, 2024
Total of the three largest receivable balances from non-affiliated reinsurers	$175,205

As of September 30, 2024, the non-affiliated reinsurers from whom our insurance business has the largest receivable balances were: Allianz Global Risks US Insurance Company (AM Best Rating: A+), (Allianz), Allianz Reinsurance America, Inc. (AM Best Rating: A+) (Allianz), and MAPFRE Re, S.A. (AM Best Rating: A). These balances do not require collateral based on the authorized status of the parties. The Company monitors authorization status, financial statements and AM Best ratings of its reinsurers periodically. As of September 30, 2024, the Company does not believe there is a risk of loss due to the concentration of credit risk in the reinsurance program given the related collateralization or reinsurer AM Best rating.

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2024
(in thousands, except share data)

(8) Goodwill and Intangible Assets, net

The following table presents identifiable finite and indefinite-lived intangible assets, accumulated amortization, and goodwill by operating segment and/or reporting unit, as appropriate:

	As of September 30, 2024			As of December 31, 2023
Finite-Lived Intangible Assets:	Insurance	Other	Total	Insurance	Other	Total

Customer relationships	$163,863	$—	$163,863	$162,844	$—	$162,844
Accumulated amortization	(84,543)	—	(84,543)	(74,776)	—	(74,776)
Trade names	16,304	800	17,104	16,227	800	17,027
Accumulated amortization	(9,527)	(740)	(10,267)	(8,452)	(680)	(9,132)
Software licensing	17,793	640	18,433	17,372	640	18,012
Accumulated amortization	(10,590)	(640)	(11,230)	(9,891)	(640)	(10,531)
Insurance policies and contracts acquired	36,500	—	36,500	36,500	—	36,500
Accumulated amortization	(36,500)	—	(36,500)	(36,500)	—	(36,500)
Other	1,112	—	1,112	1,088	—	1,088
Accumulated amortization	(751)	—	(751)	(536)	—	(536)
Total finite-lived intangible assets	93,661	60	93,721	103,876	120	103,996
Indefinite-Lived Intangible Assets: (1)
Insurance licensing agreements	13,761	—	13,761	13,761	—	13,761
Other	—	1,000	1,000	—	1,000	1,000
Total indefinite-lived intangible assets	13,761	1,000	14,761	13,761	1,000	14,761
Total intangible assets, net	$107,422	$1,060	$108,482	$117,637	$1,120	$118,757

Goodwill	206,857	1,708	208,565	204,447	1,708	206,155
Total goodwill and intangible assets, net	$314,279	$2,768	$317,047	$322,084	$2,828	$324,912
(1)    Impairment tests are performed at least annually on indefinite-lived intangible assets.

Goodwill

The following table presents the activity in goodwill, by operating segment and/or reporting unit, as appropriate, and includes the adjustments made to the balance of goodwill to reflect the effect of the final valuation adjustments made for acquisitions, as well as the reduction to any goodwill attributable to impairment related charges:

	Insurance	Other	Total
Balance at December 31, 2023	$204,447	$1,708	$206,155
Foreign currency translation and other	2,410	—	2,410
Balance at September 30, 2024	$206,857	$1,708	$208,565

The Company conducts annual impairment tests of its goodwill as of October 1. For the three and nine months ended September 30, 2024 and 2023, no impairments were recorded on the Company’s goodwill. There was no accumulated impairment recorded in the goodwill balance as of September 30, 2024.

Intangible Assets, net

The following table presents the activity, by operating segment and/or reporting unit, as appropriate, in finite and indefinite-lived other intangible assets and includes the adjustments made to the balance to reflect the effect of any final valuation adjustments made for acquisitions, as well as any reduction attributable to impairment-related charges:

	Insurance	Other	Total
Balance at December 31, 2023	$117,637	$1,120	$118,757
Amortization expense	(11,557)	(60)	(11,617)
Foreign currency translation and other	1,342	—	1,342
Balance at September 30, 2024	$107,422	$1,060	$108,482

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2024
(in thousands, except share data)

The following table presents the amortization expense on finite-lived intangible assets for the following periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Amortization expense on intangible assets	$3,879	$4,879	$11,617	$12,728

For the three and nine months ended September 30, 2024 and 2023, no impairments were recorded on the Company’s intangible assets. The Company’s accumulated impairment on intangible assets was $728 as of September 30, 2024.

The following table presents the amortization expense on finite-lived intangible assets for the next five years and thereafter by operating segment and/or reporting unit, as appropriate:

	As of September 30, 2024
	Insurance (1)	Other	Total
Remainder of 2024	$3,837	$20	$3,857
2025	13,240	40	13,280
2026	10,894	—	10,894
2027	9,543	—	9,543
2028	8,341	—	8,341
2029 and thereafter	46,101	—	46,101
Total	$91,956	$60	$92,016
(1)    Does not include foreign currency translation adjustment of $1,705 as of September 30, 2024.

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

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2024
(in thousands, except share data)

The following table presents the gross notional and fair value amounts of derivatives (on a gross basis) categorized by underlying risk:

	As of September 30, 2024			As of December 31, 2023
	Notional values	Asset derivatives	Liability derivatives	Notional values	Asset derivatives	Liability derivatives
Interest rate lock commitments	$136,444	$3,483	$—	$129,675	$3,818	$—
Forward delivery contracts	38,274	120	77	19,675	9	98
TBA mortgage-backed securities	211,250	114	514	139,000	104	815
Fortegra Additional Warrants (Warburg)(1)	—	—	9,540	—	—	3,522
Other	—	—	—	24,346	52	68
Total	$385,968	$3,717	$10,131	$312,696	$3,983	$4,503
(1) See Note (16) Stockholders' Equity for additional information.

(10) Debt, net

The following table presents the balance of the Company’s debt obligations, net of discounts and deferred financing costs for our corporate and asset based debt. Asset based debt is generally recourse only to specific assets and related cash flows.

	As of September 30, 2024
Corporate debt	Insurance	Mortgage	Total
Secured revolving credit agreements (1)	$100,000	$—	$100,000
Preferred trust securities (LIBOR + 4.10%)	35,000	—	35,000
8.50% Junior subordinated notes	125,000	—	125,000
Total corporate debt	260,000	—	260,000

Asset based debt
Asset based revolving financing (SOFR + 2.75%)	67,159	—	67,159
Residential mortgage warehouse borrowings (1.75% to 3.30% over SOFR) (2)(3)	—	69,679	69,679
Total asset based debt	67,159	69,679	136,838
Total debt, face value	327,159	69,679	396,838
Unamortized deferred financing costs	(8,235)	(80)	(8,315)
Total debt, net	$318,924	$69,599	$388,523

	As of December 31, 2023
Corporate debt	Insurance	Mortgage	Total
Secured revolving credit agreements (1)	$130,000	$—	$130,000
Preferred trust securities (LIBOR + 4.10%)	35,000	—	35,000
8.50% Junior subordinated notes	125,000	—	125,000
Total corporate debt	290,000	—	290,000

Asset based debt
Asset based revolving financing (SOFR + 2.75%)	67,138	—	67,138
Residential mortgage warehouse borrowings (1.75% to 2.75% over SOFR) (2)(3)	—	54,350	54,350
Total asset based debt	67,138	54,350	121,488
Total debt, face value	357,138	54,350	411,488
Unamortized deferred financing costs	(8,950)	(127)	(9,077)
Total debt, net	$348,188	$54,223	$402,411
(1)    The secured credit agreements include separate tranches with multiple rate structures that are adjustable based on Fortegra’s senior leverage ratio, which as of September 30, 2024 and December 31, 2023 was SOFR + 1.50%.
(2)    As of September 30, 2024, included (i) a $50,000 line of credit at 1.75%, 2.00% and 2.50% over the one month SOFR rate, (ii) a $25,000 line of credit at 1.75% over the one month SOFR rate, with a floor of 2.75%, (iii) a $30,000 line of credit at 1.875% over the one month SOFR rate and (iv) a $10,000 line of credit at 3.30% over the one month SOFR rate. As of December 31, 2023, included (i) a $50,000 line of credit at 1.75%, 2.00% and 2.50% over the one month SOFR rate, and (ii) a $65,000 line of credit at 1.75%, 2.25% and 2.75% over the one month SOFR rate, with a floor of 4.00%.
(3)    The weighted average coupon rate for residential mortgage warehouse borrowings was 6.76% and 7.15% at September 30, 2024 and December 31, 2023, respectively.

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2024
(in thousands, except share data)

The following table presents the amount of interest expense the Company incurred on its debt for the following periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Interest expense - corporate debt	$5,602	$4,732	$17,491	$14,058
Interest expense - asset based debt	2,012	1,984	6,428	6,167
Total interest expense on debt	$7,614	$6,716	$23,919	$20,225

The following table presents the contractual principal payments and future maturities of the unpaid principal balance on the Company’s debt for the following periods:

As of September 30, 2024
Remainder of 2024	$—
2025	69,679
2026	67,159
2027	100,000
2028	—
2029 and thereafter	160,000
Total	$396,838

The following narrative is a summary of certain terms of our debt agreements for the nine months ended September 30, 2024:
Corporate Debt

Secured Revolving Credit Agreements

As of September 30, 2024 and December 31, 2023, a total of $100,000 and $130,000, respectively, was outstanding under the revolving line of credit in our insurance business. The maximum borrowing capacity under the agreements as of September 30, 2024 was $200,000.

Asset Based Debt

Asset Based Revolving Financing

On October 6, 2023, subsidiaries of Fortegra amended the asset based revolving financing to increase the revolving commitment to $125,000 and transition to SOFR. As of September 30, 2024 and December 31, 2023, a total of $67,159 and $67,138, respectively, was outstanding under the borrowing related to our premium finance offerings in our insurance business.

Residential Mortgage Warehouse Borrowings

As of September 30, 2024, our mortgage business had three warehouse lines of credit with three separate lending partners totaling $105,000 of borrowing capacity. The $50,000 line of credit matures in August 2025, the $25,000 line of credit matures in June 2025, and the $30,000 line of credit matures in February 2025. As of September 30, 2024 and December 31, 2023, a total of $69,679 and $54,350, respectively, was outstanding under such financing agreements.
Mortgage Servicing Rights (MSR) Line of Credit

As of September 30, 2024, our mortgage business had a MSR line of credit totaling $10,000 of borrowing capacity at 3.30% over SOFR, with no borrowings outstanding at the end of the period.

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2024
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
September 30, 2024
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

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2024
(in thousands, except share data)

The following tables present the Company’s fair value hierarchies for financial assets and liabilities, measured on a recurring basis:

	As of September 30, 2024
	Quoted prices in active markets Level 1	Other significant observable inputs Level 2	Significant unobservable inputs Level 3	Fair value
Assets:
Available for sale securities, at fair value:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$—	$435,088	$—	$435,088
Obligations of state and political subdivisions	—	41,537	—	41,537
Obligations of foreign governments	—	1,289	—	1,289
Certificates of deposit	1,145	—	—	1,145
Asset backed securities	—	23,820	—	23,820
Corporate securities	—	507,188	—	507,188
Total available for sale securities, at fair value	1,145	1,008,922	—	1,010,067

Loans, at fair value:
Corporate loans	—	—	8,976	8,976
Mortgage loans held for sale	—	72,840	—	72,840
Total loans, at fair value	—	72,840	8,976	81,816

Equity securities:
Exchange traded funds	5,336	—	—	5,336
Other equity securities	81,382	—	8,612	89,994
Total equity securities	86,718	—	8,612	95,330

Other investments, at fair value:
Corporate bonds	—	9,560	—	9,560
Derivative assets	—	211	3,506	3,717
Other	—	19,823	—	19,823
Total other investments, at fair value	—	29,594	3,506	33,100

Mortgage servicing rights (1)	—	—	39,634	39,634

Total	$87,863	$1,111,356	$60,728	$1,259,947

Liabilities: (2)
Derivative liabilities	$—	$559	$32	$591
Fortegra Additional Warrants (Warburg)	—	—	9,540	9,540
Contingent consideration payable	—	—	2,740	2,740
Total	$—	$559	$12,312	$12,871
(1)    Included in other assets. See Note (14) Other Assets and Other Liabilities and Accrued Expenses.
(2)    Included in other liabilities and accrued expenses. See Note (14) Other Assets and Other Liabilities and Accrued Expenses.

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2024
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
September 30, 2024
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

The following table presents additional information about assets that are measured at fair value on a recurring basis for which the Company has utilized Level 3 inputs to determine fair value for the following periods:

	For the Nine Months Ended September 30,
	2024	2023
Balance at January 1,	$61,565	$63,590
Net realized and unrealized gains or losses included in:
Earnings	1,333	(3,610)
OCI	75	2,563
Origination of IRLCs	31,100	33,185
Purchases	—	31
Sales and repayments	—	(6)
Distributions	(1,910)	—
Conversions to mortgage loans held for sale	(31,435)	(33,835)
Transfer out of Level 3	—	(41)
Conversions to real estate owned	—	81
Balance at September 30,	$60,728	$61,958

Changes in unrealized gains (losses) included in earnings related to assets still held at period end	$1,333	$(8,610)
Changes in unrealized gains (losses) included in OCI related to assets still held at period end	$75	$2,563
The following table presents the range and weighted average (WA) used to develop significant unobservable inputs for the fair value measurements of Level 3 assets and liabilities:

	As of				As of
	September 30, 2024	December 31, 2023	Valuation technique	Unobservable input(s)	September 30, 2024				December 31, 2023
Assets	Fair value				Range			WA (1)	Range			WA (1)
IRLCs	$3,483	$3,818	Internal model	Pull through rate	45%	to	95%	60%	45%	to	95%	59%
Mortgage servicing rights	39,634	40,836	External model	Discount rate	10%	to	15%	11%	10%	to	13%	11%
				Cost to service	$65	to	$3,000	$126	$65	to	$3,000	$113
				Prepayment speed	3%	to	82%	9%	3%	to	82%	9%
Equity securities	8,612	7,726	Internal model	Forecast EBITDAR	$1,422,000	to	$1,604,000	N/A	$1,039,000	to	$1,422,000	N/A
Corporate loans	8,976	9,167	External model	Bid marks	$71	to	$71	$71	$71	to	$75	$73
Total	$60,705	$61,547

Liabilities
Fortegra Additional Warrants (Warburg)	$9,540	$3,522	External Model	Discount rate	3%	to	5%	3.4%	3%	to	5%	3.8%
				Implied Equity Volatility	40%	to	50%	45%	40%	to	50%	45%
Contingent consideration payable	2,740	2,604	Cash Flow model	Forecast Cash EBITDA	$2,500	to	$4,000	N/A	$2,500	to	$4,000	N/A
				Forecast Underwriting EBITDA	$—	to	$2,000	N/A	$—	to	$2,000	N/A
Total	$12,280	$6,126

(1)    Unobservable inputs were weighted by the relative fair value of the instruments.

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2024
(in thousands, except share data)

The following table presents the carrying amounts and estimated fair values of financial assets and liabilities that are not recorded at fair value and their respective levels within the fair value hierarchy:

	As of September 30, 2024			As of December 31, 2023
	Level within fair value hierarchy	Fair value	Carrying value	Level within fair value hierarchy	Fair value	Carrying value
Assets:
Debentures	2	$25,754	$25,754	2	$25,648	$25,648
Notes receivable, net	2	138,890	138,890	2	134,131	134,131
Total assets		$164,644	$164,644		$159,779	$159,779

Liabilities:
Debt	3	$395,363	$396,838	3	$406,801	$411,488
Total liabilities		$395,363	$396,838		$406,801	$411,488
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
September 30, 2024
(in thousands, except share data)

(12) Liability for Unpaid Claims and Claim Adjustment Expenses

Roll forward of Claim Liability

The following table presents the activity in the net liability for unpaid losses and allocated loss adjustment expenses of short duration contracts for the following periods:

	Nine Months Ended September 30,
	2024	2023
Policy liabilities and unpaid claims balance as of January 1,	$844,848	$567,193
Less: liabilities of policy-holder account balances, gross	(878)	(1,923)
Less: non-insurance warranty benefit claim liabilities	(2,103)	(140)
Gross liabilities for unpaid losses and loss adjustment expenses	841,867	565,130
Less: reinsurance recoverable on unpaid losses - short duration	(448,117)	(266,889)
Less: other lines, gross	(295)	(184)
Net balance as of January 1, short duration	393,455	298,057

Incurred (short duration) related to:
Current year	555,034	353,167
Prior years	646	910
Total incurred	555,680	354,077

Paid (short duration) related to:
Current year	242,422	170,949
Prior years	99,174	62,739
Total paid	$341,596	$233,688

Net balance as of September 30, short duration	$607,539	$418,446
Plus: reinsurance recoverable on unpaid losses - short duration	581,685	393,333
Plus: other lines, gross	241	161
Gross liabilities for unpaid losses and loss adjustment expenses	1,189,465	811,940
Plus: liabilities of policy-holder account balances, gross	600	1,157
Plus: non-insurance warranty benefit claim liabilities	2,792	117
Policy liabilities and unpaid claims balance as of September 30,	$1,192,857	$813,214

The following schedule reconciles the total amount of losses incurred on short duration contracts per the table above to the amount of total losses incurred as presented in the condensed consolidated statements of operations, excluding the amount for member benefit claims:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Short duration incurred	$175,845	$125,165	$555,680	$354,077
Other lines incurred	(83)	(281)	(26)	1
Unallocated loss adjustment expenses	170	239	917	399
Total losses incurred	$175,932	$125,123	$556,571	$354,477
During the nine months ended September 30, 2024, the Company experienced unfavorable prior year development of $646, primarily driven by higher-than-expected claims paid development in our commercial lines of business.

During the nine months ended September 30, 2023, the Company experienced unfavorable prior year development of $910, primarily as a result of higher-than-expected claim severity in our commercial lines of business partially offset by favorable development in our personal lines of business as a result of lower-than-expected claim severity.

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2024
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

The unfavorable prior year development of $646 in the nine months ended September 30, 2024 represented 0.5% of our insurance business income before taxes of $135,270 and 0.2% of the opening net liability for losses and loss adjustment expenses of $393,455, as of January 1, 2024.

The unfavorable prior year development of $910 in the nine months ended September 30, 2023 represented 1.1% of our insurance business income before taxes of $85,584, and 0.3% of the opening net liability for losses and loss adjustment expenses of $298,057, as of January 1, 2023.

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

The following table presents the disaggregated amounts of revenue from contracts with customers by product type for the following periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Service and Administrative Fees:
Service contract revenue	$70,882	$74,844	$227,884	$211,028
Motor club revenue	10,565	11,158	33,202	35,277
Other	1,341	919	3,128	3,593
Revenue from contracts with customers	$82,788	$86,921	$264,214	$249,898

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

We do not disclose information about remaining performance obligations pertaining to contracts that have an original expected duration of one year or less. The transaction price allocated to remaining unsatisfied or partially unsatisfied performance obligations with an original expected duration exceeding one year was not material as of September 30, 2024.

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2024
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

The following table presents the activity in the deferred assets and liabilities related to revenue from contracts with customers for the following period:

	January 1, 2024			September 30, 2024
	Beginning balance	Additions	Amortization	Ending balance
Deferred acquisition costs
Service and Administrative Fees:
Service contract revenue	$201,903	$93,786	$81,343	$214,346
Motor club revenue	16,636	23,025	25,961	13,700
Total	$218,539	$116,811	$107,304	$228,046

Deferred revenue
Service and Administrative Fees:
Service contract revenue	$605,425	$251,450	$227,884	$628,991
Motor club revenue	21,677	29,170	33,202	17,645
Other	—	3,120	3,120	—
Total	$627,102	$283,740	$264,206	$646,636

For the periods presented, no write-offs for unrecoverable deferred acquisition costs and deferred revenue were recognized.

(14) Other Assets and Other Liabilities and Accrued Expenses

Other Assets

The following table presents the components of other assets as reported in the condensed consolidated balance sheets:

	As of
	September 30, 2024	December 31, 2023
Accrued investment income	$9,172	$6,269
Loans eligible for repurchase	44,290	32,183
Mortgage servicing rights	39,634	40,836
Right of use assets - operating leases (1)	29,055	31,469
Income tax receivable	1,056	1,275
Furniture, fixtures and equipment, net	27,216	29,624
Prepaid expenses	10,841	12,985
Other	5,237	10,874
Total other assets	$166,501	$165,515
(1) See Note (20) Commitments and Contingencies for additional information.

The following table presents the depreciation expense related to furniture, fixtures and equipment for the following periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Depreciation expense related to furniture, fixtures and equipment	$1,516	$1,429	$4,637	$4,668

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2024
(in thousands, except share data)

Other Liabilities and Accrued Expenses

The following table presents the components of other liabilities and accrued expenses as reported in the condensed consolidated balance sheets:

	As of
	September 30, 2024	December 31, 2023
Accounts payable and accrued expenses	$81,923	$114,568
Loans eligible for repurchase liability	44,290	32,183
Deferred tax liabilities, net	188,854	139,845
Operating lease liabilities (1)	37,790	40,403
Commissions payable	1,339	36,728
Derivative liabilities	10,131	4,503
Due to broker/trustee	20,217	17,054
Other	22,644	18,460
Total other liabilities and accrued expenses	$407,188	$403,744
(1) See Note (20) Commitments and Contingencies for additional information.

(15) Other Revenue and Other Expenses

Other Revenue

The following table presents the components of other revenue as reported in the condensed consolidated statement of operations.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Other investment income (1)	$6,885	$6,091	$19,389	$16,857
Financing interest income	4,967	4,486	13,978	12,426
Other (2)	6,509	5,185	18,627	13,832
Total other revenue	$18,361	$15,762	$51,994	$43,115
(1)    See Note (5) Investments for the components of Other investment income.
(2)    Includes $6,150 and $4,690 for the three months ended September 30, 2024 and 2023, respectively, and $17,439 and $11,208 for the nine months ended September 30, 2024 and 2023, respectively, related to Insurance.

Other Expenses

The following table presents the components of other expenses as reported in the condensed consolidated statement of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
General and administrative	$11,026	$9,405	$31,877	$28,441
Professional fees	7,106	6,804	22,402	20,991
Premium taxes	3,662	2,767	14,781	13,920
Mortgage origination expenses	3,337	3,178	9,817	9,398
Rent and related	3,988	4,009	12,252	11,883
Other	5,671	2,774	20,077	10,224
Total other expenses	$34,790	$28,937	$111,206	$94,857

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2024
(in thousands, except share data)

(16) Stockholders' Equity

Stock Repurchases

The Board of Directors authorized the Company to make repurchases of up to $20,000 of shares of the Company’s outstanding common stock in the aggregate, at the discretion of the Company’s Executive Committee. There were no shares repurchased during the nine months ended September 30, 2024. As of September 30, 2024, the remaining repurchase authorization was $11,945.

Dividends

The Company declared cash dividends per share for the following periods presented below:

	Dividends per share for the
	Nine Months Ended September 30,
	2024	2023
First quarter	$0.06	$0.05
Second quarter	0.06	0.05
Third quarter	0.06	0.05
Total cash dividends declared	$0.18	$0.15

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

In March and April 2024, Tiptree, Warburg and Fortegra directors contributed $30,044, $9,889 and $67, respectively, to Fortegra in exchange for Fortegra Common Stock. As of September 30, 2024, Fortegra was owned approximately 79.3% by Tiptree Holdings, 17.7% by Warburg and 3.0% by management and directors of Fortegra before giving effect to the exercise of outstanding warrants and management options and the conversion of outstanding preferred stock.

Fortegra Preferred Stock

The face amount of the Fortegra Preferred Stock is $80,000. Dividends are cumulative and accrue at a rate of 8% per annum, compounding quarterly. Any quarterly dividend may be paid in cash, at Fortegra’s option. For the nine months ended September 30, 2024, cash dividends declared were $4,804.

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
September 30, 2024
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

The following table presents the components of non-controlling interests as reported in the condensed consolidated balance sheets:

	As of
	September 30, 2024	December 31, 2023
Fortegra preferred interests	$77,679	$77,679
Fortegra common interests	116,575	82,020
Total non-controlling interests	$194,254	$159,699

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

Statutory Capital and Surplus

The Company’s insurance company subsidiaries must maintain minimum amounts of statutory capital and surplus as required by regulatory authorities, including the NAIC; their capital and surplus levels exceeded respective minimum requirements as of September 30, 2024 and December 31, 2023.

Under the NAIC Risk-Based Capital Act of 1995, a company’s Risk-Based Capital (RBC) is calculated by applying certain risk factors to various asset, claim and reserve items. If a company's adjusted surplus falls below calculated RBC thresholds, regulatory intervention or oversight is required. The Company’s U.S. domiciled insurance company subsidiaries' RBC levels, as calculated in accordance with the NAIC’s RBC instructions, exceeded all RBC thresholds as of September 30, 2024 and December 31, 2023.

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

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2024
(in thousands, except share data)

There were no dividends paid to the Company by its U.S. domiciled insurance company subsidiaries for the three months ended September 30, 2024 and 2023. The combined amount available for ordinary dividends of the Company’s U.S. domiciled insurance company subsidiaries for the following periods:

	As of
	September 30, 2024	December 31, 2023
Amount available for ordinary dividends of the Company's insurance company subsidiaries	$24,327	$24,327

At September 30, 2024, the maximum amount of dividends that our U.S. domiciled insurance company subsidiaries could pay under applicable laws and regulations without regulatory approval was approximately $24,327. The Company may seek regulatory approval to pay dividends in excess of this permitted amount, but there can be no assurance that the Company would receive regulatory approval if sought.

(17) Accumulated Other Comprehensive Income (Loss) (AOCI)

The following table presents the activity of AFS securities in AOCI, net of tax, for the following periods:

	Unrealized gains (losses) on available for sale securities	Foreign currency translation adjustment	Total AOCI	Amount attributable to non-controlling interests	Total AOCI to Tiptree Inc.
Balance at December 31, 2022	$(43,043)	$(7,311)	$(50,354)	$10,925	$(39,429)
Other comprehensive income (losses) before reclassifications	(5,126)	1,398	(3,728)	345	(3,383)
Amounts reclassified from AOCI	2,235	—	2,235	—	2,235
OCI	(2,891)	1,398	(1,493)	345	(1,148)
Balance at September 30, 2023	$(45,934)	$(5,913)	$(51,847)	$11,270	$(40,577)

Balance at December 31, 2023	$(32,145)	$(98)	$(32,243)	$6,170	$(26,073)
Other comprehensive income (losses) before reclassifications	9,308	5,241	14,549	(3,764)	10,785
Amounts reclassified from AOCI	117	—	117	—	117
OCI	9,425	5,241	14,666	(3,764)	10,902
Balance at September 30, 2024	$(22,720)	$5,143	$(17,577)	$2,406	$(15,171)

The following table presents the reclassification adjustments out of AOCI included in net income and the impacted line items on the condensed consolidated statement of operations for the following periods:

	Three Months Ended September 30,		Nine Months Ended September 30,		Affected line item in condensed consolidated statements of operations
Components of AOCI	2024	2023	2024	2023
Unrealized gains (losses) on available for sale securities	$(57)	$2	$(150)	$(2,954)	Net realized and unrealized gains (losses)
Related tax (expense) benefit	9	—	33	719	Provision for income tax
Net of tax	$(48)	$2	$(117)	$(2,235)

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2024
(in thousands, except share data)

(18) Stock Based Compensation

Tiptree Equity Plans

The table below summarizes changes to the issuances under the Company’s 2017 Omnibus Incentive Equity Plan for the periods indicated, excluding awards granted under the Company’s subsidiary incentive plans that are exchangeable for Tiptree common stock:

2017 Equity Plan	Number of shares
Available for issuance as of December 31, 2023	2,260,550
RSU, stock and option awards granted	(91,669)
Forfeited	12,437
PRSU awards granted	(1,420,833)
Available for issuance as of September 30, 2024	760,485

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

The following table presents changes to the issuances of RSUs under the 2017 Omnibus Incentive Equity Plan for the periods indicated:

	Number of shares issuable	Weighted average grant date fair value
Unvested units as of December 31, 2023	253,231	$14.25
Granted	91,669	16.26
Vested	(44,779)	14.42
Forfeited	(12,437)	16.66
Unvested units as of September 30, 2024 (1)	287,684	$15.22
(1) Includes 139,888, 76,930 and 70,866 shares that vest in 2025, 2026 and 2027, respectively.

The following tables present the detail of the granted and vested RSUs for the periods indicated:

	Nine Months Ended September 30,			Nine Months Ended September 30,
Granted	2024	2023	Vested	2024	2023
Directors	13,309	23,134	Directors	13,309	23,134
Employees	78,360	81,874	Employees	31,470	329,650
Total Granted	91,669	105,008	Total Vested	44,779	352,784
			Taxes	(11,395)	(43,322)
			Net Vested	33,384	309,462

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
September 30, 2024
(in thousands, except share data)

On January 1, 2024, Tiptree granted 1,420,833 PRSUs to members of the Company’s senior management. The PRSUs will generally vest upon achievement of a $70 Tiptree share price target (adjusted for dividends paid) prior to the tenth anniversary of the date of grant, subject to the Grantee’s continued employment with Tiptree.

As of September 30, 2024, 5,037,500 PRSUs were unvested. The below table illustrates the aggregate number of PRSUs that will vest upon the achievement of each Tiptree share price target. Such price targets are adjusted down for cumulative dividends paid by the Company since grant (e.g., the next share price target is $19.38 as adjusted for cumulative dividends paid to date).

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

Stock Option Awards

Between 2016 and 2020, option awards were granted to the Executive Committee with an exercise price equal to the fair market value of our common stock on the date of grant. The option awards have a 10-year term and are subject to the recipient’s continuous service, a market requirement, and vest one third on each of the three, four, and five-year anniversaries of the grant date. As of September 30, 2024, the market requirement for all outstanding options has been achieved. There were no stock option awards granted from 2021 to September 30, 2024.

The following table presents the Company’s stock option activity for the current period:

	Options outstanding	Weighted average exercise price (in dollars per stock option)	Weighted average grant date value (in dollars per stock option)	Options exercisable
Balance, December 31, 2023	1,583,873	$6.51	$2.25	1,225,083

Balance, September 30, 2024	1,583,873	$6.51	$2.25	1,442,114

Weighted average remaining contractual term at September 30, 2024 (in years)	3.5

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2024
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

As of September 30, 2024, vested and unexercised options represented 0.4%, unvested time vesting RSUs represented 0.2% and unvested time and performance vesting options represented 3.9% of Fortegra Common Stock (in each case, assuming conversion of the Fortegra Preferred Stock). The RSUs include a retirement provision and are amortized over the lesser of the service condition or expected retirement date. The time vested options vest in equal parts over five years. The performance vested options vest based on specific internal rate of return targets determined at the time of a change of control of Fortegra or sale by Warburg of more than 50% of its Fortegra securities (on an as converted basis) acquired in 2022. A majority of these time and performance options must be exercised in the calendar year they vest and shall be deemed automatically exercised if not otherwise done so by December 31 of the calendar year in which they vest. The fair value option grants were estimated on the date of grant using a Black-Scholes Merton option pricing formula embedded within a Monte Carlo model used to simulate the future value of Fortegra Common Stock, which assumes the market requirement is achieved. Key assumptions used in the model were a historical volatility of 45.0%, a risk free rate of 3.7%, no dividend yield and an expected term of 4.2 years.

In 2023, Fortegra granted performance based restricted stock units (Fortegra PRSUs) that vest based on the achievement of specified gross written premium volume targets and underwriting ratios for selected specialty insurance lines written in 2024. Upon vesting, the Fortegra PRSUs entitle recipients to participate in an aggregate pool of between $5,000 and $20,000 payable in shares of Fortegra. The Fortegra PRSUs are accounted for as liability awards and were unvested as of September 30, 2024.

The following table presents changes to the issuances of subsidiary awards under the subsidiary incentive plans for the periods indicated:

Grant date fair value of equity shares issuable
Unvested balance as of December 31, 2023	$20,609
Granted	1,670
Vested	(2,879)
Forfeiture	(830)
Performance assumption adjustment	184
Unvested balance as of September 30, 2024	$18,754

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2024
(in thousands, except share data)

Stock Based Compensation Expense

The following table presents total stock based compensation expense and the related income tax benefit recognized on the condensed consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Employee compensation and benefits	$5,898	$1,861	$13,012	$5,955
Director compensation	70	113	208	322
Income tax benefit	(1,253)	(414)	(2,776)	(1,318)
Net stock based compensation expense	$4,715	$1,560	$10,444	$4,959
Additional information on total non-vested stock based compensation is as follows:

	As of September 30, 2024
	Subsidiary Stock options	Restricted stock awards and RSUs	Performance Restricted Stock Units
Unrecognized compensation cost related to non-vested awards (1)	$15,225	$1,702	$16,153
Weighted - average recognition period (in years)	1.9	0.6	1.4
(1)    Includes unrecognized compensation cost of $15,225 related to stock options, $878 related to RSUs, and $3,499 related to PRSUs at The Fortegra Group.

(19) Income Taxes

The following table presents the Company’s provision (benefit) for income taxes reflected as a component of income (loss):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024		2023		2024		2023
Total income tax expense (benefit)	$16,308		$12,273		$48,799		$29,119

Effective tax rate (ETR)	44.4%	(1)	58.0%	(1)	45.6%	(1)	55.0%	(1)
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

For the three months ended September 30, 2024, the deferred tax liability relating to Fortegra increased by $9,913, of which $4,006 of expense was recorded in OCI, and $5,907 expense was recorded as a provision for income taxes. For the three months ended September 30, 2023, the deferred tax liability relating to Fortegra increased by $2,280, of which $2,116 of benefit was recorded in OCI, and $4,396 expense was recorded as a provision for income taxes. Excluding the impact of these deferred taxes, the effective tax rates for the three months ended September 30, 2024 and 2023 were 28.2% and 37.3%, respectively.

For the nine months ended September 30, 2024, the deferred tax liability relating to Fortegra increased by $19,844, of which $3,115 of expense was recorded in OCI, and $16,729 expense was recorded as a provision for income taxes. For the nine months ended September 30, 2023, this deferred tax liability relating to Fortegra was $48,627, which was an increase of $8,656 from the year ended December 31, 2022, of which $332 benefit was recorded in OCI, $1,222 benefit was recorded directly in stockholders’ equity, and $10,210 expense was recorded as a provision for income taxes. Excluding the impact of these deferred taxes, the effective tax rates for the nine months ended September 30, 2024 and 2023 were 29.9% and 35.7%, respectively.

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

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2024
(in thousands, except share data)

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

(20) Commitments and Contingencies

The following table presents rent expense for the Company’s office leases recorded in other expenses on the condensed consolidated statements of operations for the following periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Rent expense for office leases	$1,918	$1,925	$5,875	$6,003

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

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2024
(in thousands, except share data)

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

The following table presents a reconciliation of basic and diluted net income per common share for the following periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net income (loss)	$20,473	$8,868	$58,327	$23,869
Less:
Net income (loss) attributable to non-controlling interests	8,558	6,715	24,511	16,789
Net income allocated to participating securities	92	14	270	57
Net income (loss) attributable to Tiptree Inc. common shares - basic	11,823	2,139	33,546	7,023
Effect of Dilutive Securities:
Securities of subsidiaries	(956)	(502)	(2,374)	(91)
Adjustments to income relating to exchangeable interests and contingent considerations, net of tax	2	—	7	—
Net income (loss) attributable to Tiptree Inc. common shares - diluted	$10,869	$1,637	$31,179	$6,932
Weighted average number of shares of common stock outstanding - basic	36,789,571	36,749,199	36,781,408	36,672,120
Weighted average number of incremental shares of common stock issuable from exchangeable interests and contingent considerations	1,028,920	934,932	1,003,229	897,285
Weighted average number of shares of common stock outstanding - diluted	37,818,491	37,684,131	37,784,637	37,569,405

Basic net income (loss) attributable to common shares	$0.32	$0.06	$0.91	$0.19
Diluted net income (loss) attributable to common shares	$0.29	$0.04	$0.83	$0.18

(22) Related Party Transactions

Tiptree Advisors is a related party of the Company because Tiptree Advisors is deemed to be controlled by Michael Barnes, the Company’s Executive Chairman. Tiptree Advisors manages investment portfolio accounts of Fortegra and certain of its subsidiaries under an investment advisory agreement (the IAA). The Company is invested in funds managed by Tiptree Advisors. The Company incurred $1,594 and $1,507 of management and incentive fees for the three months ended September 30, 2024 and 2023, respectively. The Company incurred $4,760 and $3,876 of management and incentive fees for the nine months ended September 30, 2024 and 2023, respectively. Beginning on January 1, 2024, Tiptree’s percentage of profits interest in Tiptree Advisors was 40.8%. As of January 1, 2025, Tiptree’s percentage interest will increase to 51.0%.

Pursuant to the Transition Services Agreement, Tiptree and Tiptree Advisors have mutually agreed to provide certain services to one another. Payments under the Transition Services Agreement in the nine months ended September 30, 2024 and 2023 were not material.

Pursuant to a Partner Emeritus Agreement, Tiptree agreed to provide Mr. Inayatullah, a greater than 5% stockholder of the Company, support services and reimburse Mr. Inayatullah for a portion of benefit expenses in exchange for advice and other

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2024
(in thousands, except share data)

consulting services as requested by the Company’s Executive Committee. Transactions related to the Partner Emeritus Agreement in the nine months ended September 30, 2024 and 2023 were not material.

(23) Subsequent Events

On October 29, 2024, the Company’s board of directors declared a quarterly cash dividend of $0.06 per share to holders of common stock with a record date of November 18, 2024, and a payment date of November 25, 2024.

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

Our year-to-date 2024 highlights include:

Overall:
•Tiptree reported net income of $33.8 million for the nine months ended September 30, 2024, compared to $7.1 million in the prior year period, driven by growth in insurance operations. Return on average equity was 10.3%, compared to 2.4% in 2023.
•Adjusted net income of $72.8 million increased from $48.1 million in 2023, driven by growth in insurance operations. Adjusted return on average equity was 22.1%, as compared to 16.2% in 2023.

Insurance:
•Gross written premiums and premium equivalents were $2.2 billion for the nine months ended September 30, 2024, an increase of $192.6 million, or 9.5%, from the prior year period as a result of growth in E&S insurance lines in the U.S. and Europe.
•Net written premiums were $1.1 billion for the nine months ended September 30, 2024, an increase of 14.7%, driven by growth in gross written premiums and increased retention on Fortegra’s whole account quota share reinsurance arrangement from 30% to 40%, effective April 1, 2023.
•Total revenues were $1.5 billion, an increase of $329.8 million, or 28.4%, from 2023, driven by premium growth in specialty E&S and admitted insurance lines in the U.S. and Europe.
•Combined ratio of 90.2%, driven by consistent underwriting performance and the scalability of Fortegra’s operating platform.
•Income before taxes of $135.3 million as compared to $85.6 million in 2023. Return on average equity was 25.1% in 2024 as compared to 22.9% in 2023, with the increases driven by growth in underwriting and fee revenues.
•Adjusted net income (before NCI) was $114.5 million, an increase of $31.4 million, or 37.8%, from 2023. Adjusted return on average equity was 28.8%, as compared to 30.3% in 2023.
•Fortegra’s total stockholders’ equity was $606.4 million as of September 30, 2024, compared to $452.6 million as of December 31, 2023, with the increase driven by comprehensive income during the current year period and the aggregate capital contribution from Tiptree, Warburg, and Fortegra independent directors of $40.0 million.

Tiptree Capital:
•Mortgage income before taxes was $1.2 million for the nine months ended September 30, 2024, as compared to loss of $0.9 million in 2023, with the increase driven by higher origination volumes and loan servicing fees.

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

Insurance results primarily depend on pricing, underwriting, risk retention and the accuracy of reserves, reinsurance arrangements, returns on invested assets, and policy and contract renewals and run-off. Factors affecting these items, including conditions in financial markets, the global economy and the markets in which we operate, fluctuations in exchange rates, interest rates and inflation, including the current period of inflationary pressures, may have a material adverse effect on our results of operations or financial condition. Fortegra designs, markets and underwrites specialty property and casualty insurance products for select target markets or niches. The business has historically generated significant fee-based revenues by incorporating value-add coverages and services. Underwriting risk is mitigated through a combination of reinsurance and sliding scale commission structures with agents, distribution partners and/or third-party reinsurers. To mitigate counterparty risk, Fortegra ensures its reinsurance receivables are placed with highly rated and appropriately capitalized counterparties or with our distribution partners’ captive insurance vehicles which are collateralized with highly liquid investments, cash or letters of credit. While Fortegra’s insurance operations have historically maintained a relatively stable combined ratio, initiatives to change the business mix along with these economic factors could generate different results than the business has historically experienced. In particular, inflation can have an impact on replacement costs associated with claims from our customers to the extent we are unable to pass the higher costs of claims through higher premiums. In addition, fluctuations of the U.S. dollar relative to other currencies, including the British pound and Euro, would have an impact on book value between periods.

Fortegra’s investment portfolio includes fixed maturity securities, loans, credit investment funds, and equity securities. Many of those investments are held at fair value. From 2021 to 2023, the U.S. fixed income markets experienced a significant rise in interest rates. Rising interest rates have and could continue to impact the value of Fortegra’s fixed maturity securities, with any unrealized losses recorded in equity, and if realized, could impact our results of operations. Offsetting the impact of a rising interest rate environment, new investments in fixed rate instruments from both maturities and portfolio growth have and could continue to result in higher net interest income on investments. The weighted average duration of our fixed income available for sale securities is less than three years. While our asset and liability mix is relatively matched, should we need to liquidate any of these investments before maturity to pay claims, any realized losses could materially negatively impact our results of operations. Changes in fair value for loans, credit investment funds, and equity securities in Fortegra’s investment portfolio are reported as unrealized gains or losses in revenues and can be impacted by changes in interest rates, credit risk, currency risk, or market risk, including specific company or industry factors. In addition, our equity holdings are relatively concentrated. General equity market trends, along with company and industry specific factors, can impact the fair value which can result in unrealized gains and losses affecting our results.

Elevated 10-year treasury yields, and the tapering of the Federal Reserve’s purchases of mortgage-backed securities, has resulted in substantial increases in mortgage interest rates. Low mortgage interest rates driven by the Federal Reserve intervention in mortgage markets, and rising home prices in certain markets, provided tailwinds to the mortgage markets in 2020 and 2021, which benefited our mortgage operations and margins. The substantial rise in rates resulted in a sharp reversal of those trends, with volumes and margins declining significantly. Only partially offsetting the declines in mortgage originations is an increase in the fair value of our mortgage servicing portfolio as rising rates slow prepayment speeds, with a resulting increase in servicing income. Continued elevated mortgage rates could have a negative impact on our mortgage operations, and is likely to be only partially mitigated by the improvement in mortgage servicing revenues. A sustained period of negative profitability in the mortgage industry could also impact the availability of funding sources for our mortgage business.

Rising interest rates can also impact the cost of floating interest rate debt obligations, while declining rates can decrease the cost of debt. Our secured revolving and term credit agreements, preferred trust securities and asset based revolving financing are all floating rate obligations.

RESULTS OF OPERATIONS
The following is a summary of our condensed consolidated financial results for the three months ended September 30, 2024 and 2023. In addition to GAAP results, management uses the Non-GAAP measures Adjusted net income, Adjusted return on average equity and book value per share as measurements of operating performance. Management believes these measures provide supplemental information useful to investors as they are frequently used by the financial community to analyze financial performance and comparison among companies.

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

Selected Key Metrics

($ in thousands, except per share information)	Three Months Ended September 30,		Nine Months Ended September 30,
GAAP:	2024	2023	2024	2023
Total revenues	$494,362	$416,514	$1,539,256	$1,202,657
Net income (loss) attributable to common stockholders	$11,915	$2,153	$33,816	$7,080
Diluted earnings per share	$0.29	$0.04	$0.83	$0.18
Cash dividends paid per common share	$0.06	$0.05	$0.18	$0.15
Return on average equity	10.6%	2.2%	10.3%	2.4%

Non-GAAP: (1)
Adjusted net income	$27,872	$17,874	$72,827	$48,063
Adjusted return on average equity	24.8%	17.9%	22.1%	16.2%
(1)    See “—Non-GAAP Reconciliations” for a discussion of non-GAAP financial measures.

Revenues

For the three months ended September 30, 2024, revenues were $494.4 million, which increased $77.8 million, or 18.7%, compared to the prior year period. For the nine months ended September 30, 2024, revenues were $1,539.3 million, which increased $336.6 million, or 28.0%, compared to the prior year period. The changes for both periods were primarily driven by growth in earned premiums, net, higher investment income, net realized and unrealized gains, and an increase in other income, including interest income on cash equivalents, compared to the prior year period.

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

($ in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net realized and unrealized gains (losses) - Invesque(1)	$—	$(6,793)	$(3,536)	$(8,661)
Net realized and unrealized gains (losses)(2)	$(2,423)	$(660)	$9,964	$(6,893)
(1)    On April 15, 2024, the Company sold its 16.98 million shares of Invesque for $0.6 million of proceeds resulting in a realized loss of $134.2 million.
(2)    Excludes Invesque and Mortgage realized and unrealized gains and losses.

Net Income (Loss) Attributable to common stockholders

For the three months ended September 30, 2024, the net income attributable to common stockholders was $11.9 million, compared to $2.2 million in the prior year period, driven by growth in Fortegra’s underwriting and fee income. For the nine months ended September 30, 2024, the net income attributable to common stockholders was $33.8 million, which increased $26.7 million, compared to the prior year period, driven by growth in Fortegra’s underwriting and fee income.

Adjusted net income & Adjusted return on average equity - Non-GAAP

Adjusted net income for the three months ended September 30, 2024 was $27.9 million, an increase of $10.0 million, or 55.9%, from the three months ended September 30, 2023, driven by growth in our insurance and mortgage operations. For the three months ended September 30, 2024, adjusted return on average equity was 24.8%, as compared to 17.9% for the three months ended September 30, 2023, driven by the increase in adjusted net income.

Adjusted net income for the nine months ended September 30, 2024 was $72.8 million, an increase of $24.8 million, or 51.5%, from the nine months ended September 30, 2023, driven by growth in our insurance and mortgage operations. For the nine months ended September 30, 2024, adjusted return on average equity was 22.1%, as compared to 16.2% for the nine months ended September 30, 2023, driven by the increase in adjusted net income.

Book Value per share - Non-GAAP

Total stockholders’ equity was $656.2 million as of September 30, 2024 compared to $543.6 million as of September 30, 2023, with the increase driven by comprehensive income over the trailing four quarters, partially offset by net changes in non-controlling interests and preferred dividends paid at Fortegra. In the nine months ended September 30, 2024, Tiptree returned $6.6 million to stockholders through dividends paid.

Book value per share for the period ended September 30, 2024 was $12.56, an increase from book value per share of $10.78 as of September 30, 2023, driven by comprehensive income per share, partially offset by dividends paid of $0.23 per share, net changes in non-controlling interests and preferred dividends paid at Fortegra.

Results by Segment
We classify our business into two reportable segments, Insurance and Mortgage, with the remainder of our operations aggregated into Tiptree Capital - Other. Corporate activities include holding company interest expense, corporate employee compensation and benefits, and other expenses, including public company expenses.

The following tables present the components of Revenue, Income (loss) before taxes and Adjusted net income for the following periods:

($ in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenues:
Insurance	$481,013	$406,779	$1,489,711	$1,159,900
Mortgage	14,892	14,718	46,666	43,346
Tiptree Capital - other	(1,543)	(4,983)	2,879	(589)
Corporate	—	—	—	—
Total revenues	$494,362	$416,514	$1,539,256	$1,202,657

Income (loss) before taxes:
Insurance	$47,209	$35,722	$135,270	$85,584
Mortgage	(89)	359	1,192	(894)
Tiptree Capital - other	(2,603)	(6,494)	602	(3,597)
Corporate	(7,736)	(8,446)	(29,938)	(28,105)
Total income (loss) before taxes	$36,781	$21,141	$107,126	$52,988

Non-GAAP - Adjusted net income: (1)
Insurance	$31,728	$23,884	$90,744	$66,043
Mortgage	1,359	(327)	1,231	(1,389)
Tiptree Capital - other	42	5	870	1,637
Corporate	(5,257)	(5,688)	(20,018)	(18,228)
Total adjusted net income	$27,872	$17,874	$72,827	$48,063
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

As of September 30, 2024, Fortegra was owned approximately 79.3% by Tiptree, 17.7% by Warburg and 3.0% by management and directors of Fortegra, before giving effect to the exercise of outstanding warrants and management options, and the conversion of outstanding preferred stock. The following tables and discussion present the Insurance segment results, including non-controlling interests, for the three months ended September 30, 2024 and 2023.

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

Ceding Commissions and Other Revenue consists of commissions earned on policies written on behalf of third-party insurance companies with no exposure to the insured risk and certain fees earned in conjunction with underwriting policies. Other revenue also includes the interest income earned on cash equivalents and premium finance product offerings.

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

Results of Operations - Three Months Ended September 30, 2024 compared to 2023

($ in thousands)	Three Months Ended September 30,
	2024	2023	Change	% Change
Revenues:
Earned premiums, net	$359,496	$291,293	$68,203	23.4%
Service and administrative fees	95,362	100,146	(4,784)	(4.8)%
Ceding commissions	3,716	2,440	1,276	52.3%
Net investment income	9,111	5,416	3,695	68.2%
Net realized and unrealized gains (losses)	2,218	(1,616)	3,834	NM%
Other revenue	11,110	9,100	2,010	22.1%
Total revenues	$481,013	$406,779	$74,234	18.2%
Expenses:
Net losses and loss adjustment expenses	$175,932	$125,123	$50,809	40.6%
Member benefit claims	27,510	28,843	(1,333)	(4.6)%
Commission expense	154,005	153,744	261	0.2%
Employee compensation and benefits	37,876	30,969	6,907	22.3%
Interest expense	7,173	6,260	913	14.6%
Depreciation and amortization	4,970	5,823	(853)	(14.6)%
Other expenses	26,338	20,295	6,043	29.8%
Total expenses	$433,804	$371,057	$62,747	16.9%
Income (loss) before taxes (1)	$47,209	$35,722	$11,487	32.2%

Key Performance Metrics:
Gross written premiums and premium equivalents	$776,847	$686,509	$90,338	13.2%
Net written premiums	$389,273	$333,921	$55,352	16.6%
Loss ratio	45.1%	39.8%
Acquisition ratio	31.1%	36.6%
Underwriting ratio	76.2%	76.4%
Operating expense ratio	14.0%	13.8%
Combined ratio	90.2%	90.2%
Return on average equity	24.3%	27.5%
Non-GAAP Financial Measures (2):
Adjusted net income (before NCI)	$40,042	$30,043	$9,999	33.3%
Adjusted return on average equity	27.7%	31.2%
(1)    Net income was $35.1 million for the three months ended September 30, 2024 compared to $26.5 million for the three months ended September 30, 2023.
(2)    See “—Non-GAAP Reconciliations” for a discussion of non-GAAP financial measures.

Revenues - Three Months Ended September 30, 2024 compared to 2023

For the three months ended September 30, 2024, total revenues increased 18.2%, to $481.0 million, as compared to $406.8 million for the three months ended September 30, 2023. Earned premiums, net of $359.5 million increased $68.2 million, or 23.4%, driven by growth in E&S and specialty admitted insurance lines. Earned premiums assumed from other insurance companies were $129.5 million, or 36.0% of the total, compared to $78.6 million, or 27.0% of the total, in the prior year period. Included in the current period were earned premiums associated with the book-roll transaction with one of Fortegra’s MGA partners that was assumed in December 2023. As it expands to new geographies and expands product offerings, the Company works to obtain necessary licenses and intends to write this business directly upon obtaining necessary licenses. The Company views direct written and assumed business as having similar characteristics. Service and administrative fees of $95.4 million decreased by 4.8% driven primarily by a decline in vehicle service contract revenues in Europe. Ceding commissions of $3.7 million increased by $1.3 million, or 52.3%. Other revenues increased by $2.0 million, or 22.1%, driven by growth in interest income on cash equivalents and premium finance product offerings.

For the three months ended September 30, 2024, 22.9% of revenues were derived from fees that were not solely dependent upon the underwriting performance of Fortegra’s insurance products, resulting in more diversified earnings. For the three months ended September 30, 2024, 81.2% of fee-based revenues were generated in non-regulated service companies, with the remainder in regulated insurance companies.

For the three months ended September 30, 2024, net investment income was $9.1 million as compared to $5.4 million in the prior year period, an increase of $3.7 million driven by increased yields on investments. Net realized and unrealized gains were $2.2 million, an improvement of $3.8 million, as compared to net realized and unrealized losses of $1.6 million in the prior year period, primarily driven by the change in fair value of certain equity and other investments carried at fair value. Unrealized gains on AFS securities impacting OCI for the three months ended September 30, 2024 were $21.7 million, driven by the decrease in interest rates (interest rate yields and bonds prices are inversely related) and corresponding impact to the fair value of investments.

Expenses - Three Months Ended September 30, 2024 compared to 2023

For the three months ended September 30, 2024, net losses and loss adjustment expenses were $175.9 million, member benefit claims were $27.5 million and commission expense was $154.0 million, as compared to $125.1 million, $28.8 million, and $153.7 million, respectively, for the three months ended September 30, 2023. The increase in net losses and loss adjustment expenses of $50.8 million, or 40.6%, was driven by growth in U.S. and European insurance lines and the shift in business mix toward commercial lines, which tend to have higher loss ratios and lower commission and expense ratios. In addition, the Company experienced unfavorable prior year development of $1.4 million for the three months ended September 30, 2024, driven by higher-than-expected claims in our commercial lines of business. The decrease in member benefit claims of $1.3 million, or 4.6%, was driven by declines in auto and consumer goods claim frequencies. Commission expenses increased by $0.3 million, or 0.2%, driven by growth in earned premiums, partially offset by impacts from sliding scale commission structures.

For the three months ended September 30, 2024, employee compensation and benefits were $37.9 million and other expenses were $26.3 million, as compared to $31.0 million and $20.3 million, respectively, for the three months ended September 30, 2023. Employee compensation and benefits increased by $6.9 million, or 22.3%, driven by investments in human capital associated with growth in E&S, admitted and services lines. Other expenses increased by $6.0 million, or 29.8%, driven by a change in fair value of the Fortegra Additional Warrant liability of $0.9 million, and increased marketing and information technology expenses.

For the three months ended September 30, 2024, interest expense was $7.2 million as compared to $6.3 million for the three months ended September 30, 2023. The increase in interest expense of $0.9 million, or 14.6%, was primarily driven by increased borrowings on Fortegra’s corporate revolver and asset based debt for premium finance lines.

For the three months ended September 30, 2024, depreciation and amortization expense was $5.0 million, including $3.9 million of intangible amortization related to purchase accounting associated with acquisitions at Fortegra from 2019 to 2023, as compared to $5.8 million, including $4.9 million of intangible amortization from purchase accounting in 2023.

Gross Written Premiums and Premium Equivalents

The below table shows gross written premiums and premium equivalents by business mix for the three months ended September 30, 2024 and 2023:

($ in thousands)	Three Months Ended September 30,
	2024	2023
Property and short-tail	$230,538	$114,461
Contractual liability	84,279	93,587
General liability	86,368	84,610
Alternative risks	93,352	90,320
Professional liability	58,312	67,382
Europe	39,993	36,584
Commercial lines	$592,842	$486,944
Personal lines	88,198	110,863
Insurance	$681,040	$597,807
Auto and consumer goods warranty	83,415	75,233
Other services	12,392	13,469
Services	$95,807	$88,702
Total (1,2)	$776,847	$686,509
(1) The total gross written premiums and premium equivalents of $776.8 million and $686.5 million for the three months ended September 30, 2024 and 2023, respectively, were comprised of gross written premiums of $573.0 million and $522.1 million, plus assumed premiums of $108.0 million and $75.8 million, plus gross service and administrative fee additions of $95.8 million and $88.7 million, respectively. See Note (7) Reinsurance Recoverable and Prepaid Reinsurance Premiums and Note (13) Revenue from Contracts with Customers within the respective periods for more information.

(2) The premium equivalents metric excludes amounts received from failure to perform vehicle service contracts held in off-balance sheet trusts and premium finance volumes as it was determined to be unlikely these amounts will be recognized as revenue. The three months ended September 30, 2023 has been conformed resulting in a reduction of premium equivalents of $148.0 million. This change only impacted the premium equivalents metric and did not impact the Company’s condensed consolidated financial statements.

Total gross written premiums and premium equivalents for the three months ended September 30, 2024 were $776.8 million, representing an increase of $90.3 million, or 13.2%. The increase was driven by a combination of factors including expanding Fortegra’s distribution partner network and growing E&S insurance lines.

For the three months ended September 30, 2024, Insurance increased by $83.2 million, or 13.9%, driven by growth in commercial E&S lines, partially offset by a decline in personal credit and auto lines. For the three months ended September 30, 2024, Services increased by $7.1 million, or 8.0%, driven by growth in auto and consumer goods service contracts.

The growth in gross written premiums and premium equivalents, combined with higher retention in select products as of September 30, 2024, has resulted in an increase of $117.1 million, or 5.1%, in unearned premiums and deferred revenue on the condensed consolidated balance sheets as compared to September 30, 2023. As of September 30, 2024, unearned premiums and deferred revenues were $2.4 billion, as compared to $2.3 billion as of September 30, 2023.

Net written premiums

($ in thousands)	Three Months Ended September 30,
	2024	2023
Property and short-tail	$152,030	$73,911
Contractual liability	21,884	21,031
General liability	43,505	43,847
Alternative risks	73,759	70,169
Professional liability	14,564	27,420
Europe	39,993	36,584
Commercial lines	$345,735	$272,962
Personal lines	43,538	60,959
Insurance	$389,273	$333,921

Net written premiums for the three months ended September 30, 2024 were $389.3 million, representing an increase of $55.4 million, or 16.6%, consistent with growth in gross written premiums, and as a result of increased retention on Fortegra’s whole account quota share reinsurance arrangement. For the three months ended September 30, 2024, Net written premiums from commercial lines increased by $72.8 million, or 26.7%, driven by growth in E&S and specialty admitted business. For the three months ended September 30, 2024, net written premiums from personal lines decreased by $17.4 million, or 28.6%, driven by declines in personal credit and auto insurance lines. Net written premiums from property and short-tail lines represented $152.0 million, or 39.1%, of the total net written premiums for the three months ended September 30, 2024 compared to $73.9 million, or 22.1%, for the prior year period. Property and short-tail net written premiums were diversified by geographic location, exposure and risk type with substantial reinsurance protection. As of September 30, 2024, the net loss to the Company in a 1-in-250 year catastrophe event represented approximately 2.4% of Fortegra’s stockholders’ equity. This reported loss includes the impact of incurred losses based on the estimated frequency and severity of potential events, reinstatements premiums, reinsurance recoveries and taxes.

Combined Ratio

The combined ratio was 90.2% for the three months ended September 30, 2024 and 2023, reflecting the consistent underwriting performance and scalability of the Company’s operating platform. The underwriting ratio was 76.2%, a decrease of 0.2 percentage points from the prior year period, which consists of a loss ratio of 45.1%, compared to 39.8% in the prior year period, and an acquisition ratio of 31.1%, compared to 36.6% in the prior year period. The increase in loss ratio was driven by changes in business mix towards commercial lines and increases in repair and labor costs on vehicle service contracts compared to prior year period, which was more than offset by the decline in acquisition ratio as a result of swing rate commission structures. The operating expense ratio increased 0.2 percentage points to 14.0%, as compared to 13.8% in the prior year period.

Underwriting and Fee Revenues and Margin - Non-GAAP

The below tables show underwriting and fee revenues and underwriting and fee margin by business mix for the three months ended September 30, 2024 and 2023.

	Three Months Ended September 30,
($ in thousands)	2024			2023
	Insurance	Services	Total	Insurance	Services	Total
Underwriting and Fee Revenues (1)	$361,459	$89,518	$450,977	$294,390	$92,831	$387,221

Net losses and loss adjustment expenses	175,932	—	175,932	125,103	20	125,123
Member benefit claims	—	27,510	27,510	—	28,843	28,843
Commission expense (2)	106,542	33,876	140,418	108,265	33,328	141,593
Underwriting and Fee Margin (1)	$78,985	$28,132	$107,117	$61,022	$30,640	$91,662

Loss ratio	48.7%	30.7%	45.1%	42.5%	31.1%	39.8%
Acquisition ratio	29.5%	37.8%	31.1%	36.8%	35.9%	36.6%
Underwriting ratio	78.2%	68.5%	76.2%	79.3%	67.0%	76.4%
(1)    See “—Non-GAAP Reconciliations” for a discussion of non-GAAP financial measures.
(2)     Commission expense in this table is presented net of ceding fees and ceding commissions of $9.9 million and $3.7 million, respectively, as of the three months ended September 30, 2024, and $9.7 million and $2.4 million, respectively, as of the three months ended September 30, 2023.

Underwriting and fee revenues were $451.0 million for the three months ended September 30, 2024 as compared to $387.2 million for the three months ended September 30, 2023. Total underwriting and fee revenues increased $63.8 million, or 16.5%, driven by growth in Insurance lines. The increase in Insurance was $67.1 million, or 22.8%, driven by growth in E&S and specialty admitted insurance lines. The decrease in Services was $3.3 million, or 3.6%, driven by a decline in vehicle service contracts in Europe.

Underwriting and fee margin was $107.1 million for the three months ended September 30, 2024 as compared to $91.7 million for the three months ended September 30, 2023. Total underwriting and fee margin increased $15.5 million, or 16.9%, driven by growth in Insurance. Insurance grew by $18.0 million, or 29.4%, driven by revenue growth in E&S and specialty admitted insurance lines. Services decreased by $2.5 million, or 8.2%, driven by decrease in vehicle service contracts in Europe.

Return on Average Equity

Return on average equity was 24.3% for the three months ended September 30, 2024, as compared to 27.5% for the prior year period. The decrease in return on average equity was driven by the increase in net income, which was driven by revenue growth and consistent the combined ratio, in addition to improvements in net realized and unrealized gains and losses, more than offset by the higher average stockholders’ equity as a result of capital contribution from Tiptree, Warburg, and Fortegra independent directors in March and April 2024.

Adjusted Net Income and Adjusted Return on Average Equity - Non-GAAP

For the three months ended September 30, 2024, adjusted net income and adjusted return on average equity were $40.0 million and 27.7%, respectively, as compared to $30.0 million and 31.2%, respectively, for the three months ended September 30, 2023.

Results of Operations - Nine Months Ended September 30, 2024 compared to 2023

($ in thousands)	Nine Months Ended September 30,
	2024	2023	Change	% Change
Revenues:
Earned premiums, net	$1,105,273	$826,418	$278,855	33.7%
Service and administrative fees	311,696	290,291	21,405	7.4%
Ceding commissions	11,525	10,761	764	7.1%
Net investment income	22,250	19,613	2,637	13.4%
Net realized and unrealized gains (losses)	7,582	(10,602)	18,184	NM%
Other revenue	31,385	23,419	7,966	34.0%
Total revenues	$1,489,711	$1,159,900	$329,811	28.4%
Expenses:
Net losses and loss adjustment expenses	$556,571	$354,477	$202,094	57.0%
Member benefit claims	88,510	88,898	(388)	(0.4)%
Commission expense	484,232	442,893	41,339	9.3%
Employee compensation and benefits	100,884	83,292	17,592	21.1%
Interest expense	22,300	18,921	3,379	17.9%
Depreciation and amortization	14,886	15,955	(1,069)	(6.7)%
Other expenses	87,058	69,880	17,178	24.6%
Total expenses	$1,354,441	$1,074,316	$280,125	26.1%
Income (loss) before taxes (1)	$135,270	$85,584	$49,686	58.1%

Key Performance Metrics:
Gross written premiums and premium equivalents	$2,216,323	$2,023,730	$192,593	9.5%
Net written premiums	$1,073,321	$935,639	$137,682	14.7%
Loss ratio	46.3%	40.3%
Acquisition ratio	31.1%	36.3%
Underwriting ratio	77.4%	76.6%
Operating expense ratio	12.8%	13.9%
Combined ratio	90.2%	90.5%
Return on average equity	25.1%	22.9%
Non-GAAP Financial Measures (2):
Adjusted net income (before NCI)	$114,491	$83,101	$31,390	37.8%
Adjusted return on average equity	28.8%	30.3%
(1)    Net income was $99.6 million for the nine months ended September 30, 2024 compared to $62.5 million for the nine months ended September 30, 2023.
(2)    See “—Non-GAAP Reconciliations” for a discussion of non-GAAP financial measures.

Revenues - Nine Months Ended September 30, 2024 compared to 2023

For the nine months ended September 30, 2024, total revenues increased 28.4%, to $1.5 billion, as compared to $1.2 billion for the nine months ended September 30, 2023. Earned premiums, net of $1.1 billion increased $278.9 million, or 33.7%, driven by growth in admitted and E&S commercial lines. Earned premiums assumed from other insurance companies were $430.6 million, or 39.0% of the total, compared to $299.3 million, or 36.2% of the total, in the prior year period. Included in the nine months ended September 30, 2024 were earned premiums associated with the book-roll transaction with one of Fortegra’s MGA partners that was assumed in December 2023. As it expands to new geographies and expands product offerings, the Company works to obtain necessary licenses and intends to write this business directly upon obtaining necessary licenses. The Company views direct written and assumed business as having similar characteristics. Service and administrative fees of $311.7 million increased by 7.4% driven by growth in warranty and consumer goods service contract revenues. Ceding commissions of $11.5 million increased by $0.8 million, or 7.1%. Other revenues increased by $8.0 million, or 34.0%, driven by growth in interest income on cash equivalents and premium finance product offerings.

For the nine months ended September 30, 2024, 23.8% of revenues were derived from fees that were not solely dependent upon the underwriting performance of Fortegra’s insurance products, resulting in more diversified earnings. For the nine months ended September 30, 2024, 79.8% of fee-based revenues were generated in non-regulated service companies, with the remainder in regulated insurance companies.

For the nine months ended September 30, 2024, net investment income was $22.3 million as compared to $19.6 million in the prior year period, an increase of $2.6 million driven by increased yields on investments. Net realized and unrealized gains were $7.6 million, compared to net realized and unrealized losses of $10.6 million in the prior year period, primarily driven by the change in fair value of equity securities and other investments carried at fair value.

Expenses - Nine Months Ended September 30, 2024 compared to 2023

For the nine months ended September 30, 2024, net losses and loss adjustment expenses were $556.6 million, member benefit claims were $88.5 million and commission expense was $484.2 million, as compared to $354.5 million, $88.9 million, and $442.9 million respectively, for the nine months ended September 30, 2023. The increase in net losses and loss adjustment expenses of $202.1 million, or 57.0%, was driven by growth in U.S. and European Insurance lines and the shift in business mix toward commercial lines, which tend to have a higher loss ratios and lower commission ratios. During the nine months ended September 30, 2024, the Company experienced unfavorable prior year development of $0.6 million primarily as a result of higher-than-expected claims in its commercial lines of business. In the nine months ended September 30, 2023, the Company experienced unfavorable prior year development of $0.9 million primarily driven by higher-than-expected claim severity from business written by a small group of producers of our personal and commercial lines of business. The decrease in member benefit claims of $0.4 million, or 0.4%, was driven by declines in auto and consumer goods claim frequencies. Commission expense increased by $41.3 million, or 9.3%, in line with the growth in earned premiums, net and service and administrative fees, partially offset by impacts from sliding scale commission structures.

For the nine months ended September 30, 2024, employee compensation and benefits were $100.9 million and other expenses were $87.1 million, as compared to $83.3 million and $69.9 million, respectively, for the nine months ended September 30, 2023. Employee compensation and benefits increased by $17.6 million, or 21.1%, driven by investments in human capital associated with growth in admitted, E&S and warranty lines. Other expenses increased by $17.2 million, or 24.6%, driven by a change in fair value of the Fortegra Additional Warrant liability of $6.0 million, in addition to $3.5 million of expenses related to legal and other expenses associated with preparation of the registration statement for the withdrawn Fortegra initial public offering in February 2024.

For the nine months ended September 30, 2024, interest expense was $22.3 million as compared to $18.9 million for the nine months ended September 30, 2023. The increase in interest expense of $3.4 million, or 17.9%, was primarily driven by increased borrowings on Fortegra’s corporate revolver and asset based debt for premium finance lines.

For the nine months ended September 30, 2024, depreciation and amortization expense was $14.9 million, including $11.6 million of intangible amortization related to purchase accounting associated with acquisitions at Fortegra from 2019 to 2023, as compared to $16.0 million, including $12.7 million of intangible amortization from purchase accounting in 2023.

Gross Written Premiums and Premium Equivalents

The below table shows gross written premiums and premium equivalents by business mix for the nine months ended September 30, 2024 and 2023:

($ in thousands)	Nine Months Ended September 30,
	2024	2023
Property and short-tail	$601,191	$359,336
Contractual liability	244,491	296,086
General liability	262,804	273,462
Alternative risks	256,590	242,275
Professional liability	196,642	184,805
Europe	119,663	104,209
Commercial lines	$1,681,381	$1,460,173
Personal lines	251,202	284,027
Insurance	$1,932,583	$1,744,200
Auto and consumer goods warranty	248,710	241,653
Other services	35,030	37,877
Services	$283,740	$279,530
Total (1,2)	$2,216,323	$2,023,730
(1) The total gross written premiums and premium equivalents of $2,216.3 million and $2,023.7 million for the nine months ended September 30, 2024 and 2023, respectively, were comprised of gross written premiums of $1,603.9 million and $1,448.4 million, plus assumed premiums of $328.7 million and $295.8 million, plus gross service and administrative fee additions of $283.7 million and $279.5 million, respectively. See Note (7) Reinsurance Recoverable and Prepaid Reinsurance Premiums and Note (13) Revenue from Contracts with Customers within the respective periods for more information.

(2) The premium equivalents metric excludes amounts received from failure to perform vehicle service contracts held in off-balance sheet trusts and premium finance volumes as it was determined to be unlikely these amounts will be recognized as revenue. The nine months ended September 30, 2023 has been conformed resulting in a reduction of premium equivalents of $416.2 million. This change only impacted the premium equivalents metric and did not impact the Company’s condensed consolidated financial statements.

Total gross written premiums and premium equivalents for the nine months ended September 30, 2024 were $2.2 billion, representing an increase of $192.6 million, or 9.5%. The increase was driven by a combination of factors including expanding Fortegra’s distribution partner network, and growing E&S insurance lines.

For the nine months ended September 30, 2024, Insurance increased by $188.4 million, or 10.8%, driven by growth in specialty commercial E&S lines. For the nine months ended September 30, 2024, Services increased by $4.2 million, or 1.5%, driven by inclines in auto and consumer goods warranty contracts.

Net written premiums

($ in thousands)	Nine Months Ended September 30,
	2024	2023
Property and short-tail	$368,788	$247,937
Contractual liability	63,400	49,389
General liability	127,466	124,131
Alternative risks	193,347	182,150
Professional liability	78,955	77,448
Europe	119,663	104,209
Commercial lines	$951,619	$785,264
Personal lines	121,702	150,375
Insurance	$1,073,321	$935,639

Net written premiums for the nine months ended September 30, 2024 were $1.1 billion, representing an increase of $137.7 million, or 14.7%, consistent with growth in gross written premiums, and as a result of increased retention on Fortegra’s whole account quota share reinsurance arrangement from 30% to 40%, effective April 1, 2023. For the nine months ended September 30, 2024, Net written premiums from commercial lines increased by $166.4 million, or 21.2%, driven by growth in E&S and specialty admitted business. For the nine months ended September 30, 2024, net written premiums from personal lines decreased by $28.7 million, or 19.1%, driven by declines in personal credit and auto insurance lines. Net written premiums from property and short-tail lines represented $368.8 million, or 34.4%, of the total net written premiums for the nine months ended September 30, 2024 compared to $247.9 million, or 26.5%, for the prior year period. Property and short-tail net written premiums were diversified by geographic location, exposure and risk type with substantial reinsurance protection.

Combined Ratio

The combined ratio was 90.2% for the nine months ended September 30, 2024, compared to 90.5% for the prior year period, reflecting the consistent underwriting performance and scalability of the Company’s operating platform. The underwriting ratio was 77.4%, an increase of 0.8 percentage points from the prior year period, which consists of a loss ratio of 46.3%, compared to 40.3% in the prior year period, and an acquisition ratio of 31.1%, compared to 36.3% in the prior year period. The increase in loss ratio was driven by changes in business mix towards commercial lines and increases in repair and labor costs on vehicle service contracts compared to prior year period, which was partially offset by the decline in acquisition ratio as a result of swing rate commission structures. The operating expense ratio decreased 1.1 percentage points to 12.8%, as compared to 13.9% in the prior year period.

Underwriting and Fee Revenues and Underwriting and Fee Margin - Non-GAAP(1)

The below tables show underwriting and fee revenues and underwriting and fee margin by business mix for the nine months ended September 30, 2024 and 2023.

	Nine Months Ended September 30,
($ in thousands)	2024			2023
	Insurance	Services	Total	Insurance	Services	Total
Underwriting and Fee Revenues (1)	$1,111,279	$282,932	$1,394,211	$836,172	$263,516	$1,099,688

Net losses and loss adjustment expenses	556,571	—	556,571	354,427	50	354,477
Member benefit claims	—	88,510	88,510	—	88,898	88,898
Commission expense (2)	330,714	102,462	433,176	303,856	95,663	399,519
Underwriting and Fee Margin (1)	$223,994	$91,960	$315,954	$177,889	$78,905	$256,794

Loss ratio	50.1%	31.3%	46.3%	42.4%	33.8%	40.3%
Acquisition ratio	29.8%	36.2%	31.1%	36.3%	36.3%	36.3%
Underwriting ratio	79.9%	67.5%	77.4%	78.7%	70.1%	76.6%

(1)    See “—Non-GAAP Reconciliations” for a discussion of non-GAAP financial measures.
(2)     Commission expense in this table is presented net of ceding fees and ceding commissions of $39.5 million and $11.5 million, respectively, as of the nine months ended September 30, 2024, and $32.6 million and $10.8 million, respectively, as of the nine months ended September 30, 2023.

Underwriting and fee revenues were $1.4 billion for the nine months ended September 30, 2024 as compared to $1.1 billion for the nine months ended September 30, 2023. Total underwriting and fee revenues increased $294.5 million, or 26.8%, driven by growth in all business lines. The increase in Insurance was $275.1 million, or 32.9%, driven by growth in commercial, E&S, and credit insurance lines. The increase in Services was $19.4 million, or 7.4%, driven by growth in vehicle service contracts and premium finance offerings, in addition to the acquisition of Premia.

Underwriting and fee margin was $316.0 million for the nine months ended September 30, 2024 as compared to $256.8 million for the nine months ended September 30, 2023. Total underwriting and fee margin increased $59.2 million, or 23.0%, driven by growth in Insurance and Services. Insurance grew by $46.1 million, or 25.9%, from growth in specialty admitted and E&S lines. Services increased by $13.1 million, or 16.5%, primarily driven by growth in vehicle service contracts and premium finance offerings, in addition to the acquisition of Premia.

Return on Average Equity

Return on average equity was 25.1% for the nine months ended September 30, 2024, as compared to 22.9% for the nine months ended September 30, 2023. The increase in net income and annualized return on average equity was driven by revenue growth and improvement of the combined ratio, in addition to improvements in net realized and unrealized gains and losses.

Adjusted Net Income and Adjusted Return on Average Equity - Non-GAAP

For the nine months ended September 30, 2024, adjusted net income and adjusted return on average equity were $114.5 million and 28.8%, respectively, as compared to $83.1 million and 30.3%, respectively, for the nine months ended September 30, 2023.

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
We are an approved seller/servicer for Fannie Mae and Freddie Mac. We are also an approved issuer and servicer for Ginnie Mae. We originate residential mortgage loans through our retail distribution channel (directly to consumers) in 39 states and the District of Columbia as of September 30, 2024.

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

The following tables present the Mortgage segment results for the following periods:

Results of Operations

($ in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenues:
Net realized and unrealized gains (losses)	$8,862	$9,698	$29,662	$28,946
Other revenue	6,030	5,020	17,004	14,400
Total revenues	$14,892	$14,718	$46,666	$43,346
Expenses:
Employee compensation and benefits	$9,129	$8,738	$27,746	$26,691
Interest expense	441	456	1,619	1,304
Depreciation and amortization	61	145	283	477
Other expenses	5,350	5,020	15,826	15,768
Total expenses	$14,981	$14,359	$45,474	$44,240
Income (loss) before taxes	$(89)	$359	$1,192	$(894)

Key Performance Metrics:
Origination volumes	$255,783	$232,938	$693,056	$663,668
Gain on sale margins	4.8%	4.5%	4.8%	4.7%
Return on average equity	(0.4)%	2.1%	2.4%	(1.6)%

Non-GAAP Financial Measures (1):
Adjusted net income (1)	$1,359	$(327)	$1,231	$(1,389)
Adjusted return on average equity (1)	10.2%	(2.4)%	3.1%	(3.4)%
(1)    See “—Non-GAAP Reconciliations” for a discussion of non-GAAP financial measures.

Revenues - Three and Nine Months Ended September 30, 2024 compared to 2023

For the three months ended September 30, 2024, $255.8 million of loans were funded, compared to $232.9 million for the prior year period, an increase of $22.8 million, or 9.8%, driven by the lower mortgage interest rate environment. Gain on sale margins increased to 4.8% for the three months ended September 30, 2024, up approximately 30 basis points from 4.5% for the three months ended September 30, 2023. For the nine months ended September 30, 2024, $693.1 million of loans were funded, compared to $663.7 million for the prior year period, an increase of $29.4 million, or 4.4%, driven by the normalized mortgage interest rates compared to the prior year period. Gain on sale margins increased to 4.8% for the nine months ended September 30, 2024, as compared to 4.7% for the nine months ended September 30, 2023.

Net realized and unrealized gains for the three months ended September 30, 2024 were $8.9 million, compared to $9.7 million in the prior year period, a decrease of $0.8 million or 8.6%. Net realized and unrealized gains for the nine months ended September 30, 2024 were $29.7 million, compared to $28.9 million in the prior year period, an increase of $0.7 million or 2.5%. The primary driver of increased gain on sale revenues for nine months ended September 30, 2024 were higher origination volumes, partially offset the negative fair value adjustment in mortgage servicing rights of $0.4 million in 2024 compared to a positive fair value adjustment of $0.9 million in the prior year period.

Other revenue for the three months ended September 30, 2024 was $6.0 million, compared to $5.0 million in the prior year period, an increase of $1.0 million, or 20.1%. Other revenue for the nine months ended September 30, 2024 was $17.0 million, compared to $14.4 million in the prior year period, an increase of $2.6 million, or 18.1%. The increases in both periods were driven by higher loan servicing income and higher loan origination fees. As of September 30, 2024, the mortgage servicing asset was $39.6 million, a decrease from $40.8 million as of December 31, 2023.

Expenses - Three and Nine Months Ended September 30, 2024 compared to 2023

For the three months ended September 30, 2024, employee compensation and benefits were $9.1 million, compared to $8.7 million in the prior year period, an increase of $0.4 million or 4.5%, and for the nine months ended September 30, 2024, employee compensation and benefits were $27.7 million, compared to $26.7 million in the prior year period, an increase of $1.1 million or 4.0%, driven primarily by higher commissions on increased origination volumes.

For the three months ended September 30, 2024, interest expense was at $0.4 million, compared to $0.5 million in prior year period, and for the nine months ended September 30, 2024, interest expense was at $1.6 million, compared to $1.3 million in prior year period, driven by higher interest rates.

For the three months ended September 30, 2024, other expenses were $5.4 million, compared to $5.0 million in the prior year period driven by a increased mortgage operational expenses, including marketing and professional fees, and for the nine months ended September 30, 2024, other expenses were flat at $15.8 million.

Income (loss) before taxes - Three and Nine Months Ended September 30, 2024 compared to 2023

The loss before taxes for the three months ended September 30, 2024 was $0.1 million, compared to income before taxes of $0.4 million in the prior year period. The income before taxes for the nine months ended September 30, 2024 was $1.2 million, compared to loss before taxes of $0.9 million in the prior year period. The increase was driven by higher mortgage volumes and servicing fees.

Tiptree Capital - Other

The following tables present a summary of Tiptree Capital - Other results for the following periods:

Results of Operations

($ in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenues:
Net realized and unrealized gains (losses)	$(2,764)	$(6,625)	$(726)	$(5,885)
Other income	1,221	1,642	3,605	5,296
Total revenue	$(1,543)	$(4,983)	$2,879	$(589)
Expenses:
Employee compensation and benefits	$117	$109	$360	$386
Depreciation and amortization	—	20	—	80
Other expenses	943	1,382	1,917	2,542
Total expenses	$1,060	$1,511	$2,277	$3,008
Income (loss) before taxes	$(2,603)	$(6,494)	$602	$(3,597)

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

The loss before taxes from Tiptree Capital - Other for the three months ended September 30, 2024 was $2.6 million, compared to the loss before taxes of $6.5 million in the prior year period. The change was primarily driven by the unrealized losses on Invesque in the prior year period. Income before taxes from Tiptree Capital - Other for the nine months ended September 30, 2024 was $0.6 million, compared to the loss before taxes of $3.6 million in the prior year period driven by realized investments gains on securities in the Company’s investment holdings in the first quarter of 2024, and decreased investment losses on Invesque in the nine months ended September 30, 2024.

Adjusted net income - Non-GAAP(1)

($ in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Maritime transportation	$(353)	$(884)	$(662)	$(1,527)
Other	395	889	1,532	3,164
Total	$42	$5	$870	$1,637
(1)    See “—Non-GAAP Reconciliations” for a discussion of non-GAAP financial measures.

Adjusted net income decreased to $0.9 million for the nine months ended September 30, 2024 compared to $1.6 million in 2023, driven by lower interest income on cash and cash equivalents and U.S. Treasury securities recorded in other income.

Corporate
The following table presents a summary of corporate results for the following periods:

Results of Operations

($ in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Employee compensation and benefits	$1,974	$2,058	$5,850	$6,502
Employee incentive compensation expense	3,239	3,789	16,598	13,973
Depreciation and amortization	364	359	1,085	963
Other expenses	2,159	2,240	6,405	6,667
Total expenses	$7,736	$8,446	$29,938	$28,105
Corporate expenses include expenses of the holding company for employee compensation and benefits, interest expense, and public company and other expenses. Corporate employee compensation and benefits includes the expense of management, legal and accounting staff. Other expenses primarily consisted of audit and professional fees, insurance, office rent and other related expenses.

Employee compensation and benefits, including incentive compensation expense, were $22.4 million for the nine months ended September 30, 2024, compared to $20.5 million for the prior year period, driven by an increase in stock-based compensation expense. Of the incentive compensation expense in the nine months ended September 30, 2024, $7.2 million was stock-based compensation expense, compared to $5.0 million in 2023. As of September 30, 2024 and 2023, the Company had no outstanding borrowings at the holding company and therefore incurred no interest expense for related periods. Other expenses declined to $6.4 million driven by decreased professional fees, lease and insurance expense.

Provision for Income Taxes

The total income tax expense of $16.3 million and $12.3 million for the three months ended September 30, 2024 and 2023, respectively, is reflected as a component of net income (loss). For the three months ended September 30, 2024 and 2023, the Company’s effective tax rate was equal to 44.4% and 58.0%, respectively, with both significantly higher than the U.S. statutory income tax rate of 21.0%, primarily due to the impact of outside basis deferred taxes on Tiptree’s investment in Fortegra.

The total income tax expense of $48.8 million and $29.1 million for the nine months ended September 30, 2024 and 2023, respectively, is reflected as a component of net income (loss). For the three months ended September 30, 2024 and 2023, the Company’s effective tax rate was equal to 45.6% and 55.0%, respectively, with both significantly higher than the U.S. statutory income tax rate of 21.0%, primarily due to the impact of outside basis deferred taxes on Tiptree’s investment in Fortegra.

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

As of September 30, 2024, the deferred tax liability relating to Fortegra was $81.5 million, which was an increase of $19.8 million from the year ended December 31, 2023, of which $3.1 million of expense was recorded in OCI, and $16.7 million expense was recorded as a provision for income taxes. As of September 30, 2023, the deferred tax liability relating to Fortegra was $48.6 million, which was an increase of $8.7 million from the year ended December 31, 2022, of which $0.3 million benefit was recorded in OCI, $1.2 million benefit was recorded directly in stockholders’ equity, and $10.2 million expense was recorded as a provision for income taxes. Excluding the impact of these deferred taxes, the effective tax rates for the nine months ended September 30, 2024 and 2023 were 29.9% and 35.7%, respectively.

Balance Sheet Information

Tiptree’s total assets were $5,505.7 million as of September 30, 2024, compared to $5,139.3 million as of December 31, 2023. The $366.4 million increase in assets is primarily attributable to the growth in the Insurance segment.

Total stockholders’ equity was $656.2 million as of September 30, 2024, compared to $576.6 million as of December 31, 2023, with the increase primarily driven by comprehensive income for the nine months ended September 30, 2024. As of September 30, 2024, there were 36,789,571 shares of common stock outstanding as compared to 36,756,187 shares as of December 31, 2023, with the increase driven by the vesting of share-based incentive compensation.

In March and April 2024, Tiptree, Warburg and Fortegra independent directors contributed $30.0 million, $9.9 million and $0.1 million, respectively, to Fortegra in exchange for common shares of Fortegra. As of September 30, 2024, Fortegra was owned approximately 79.3% by Tiptree Holdings, 17.7% by Warburg and 3.0% by management and directors of Fortegra, before giving effect to the exercise of outstanding warrants and management options, and the conversion of outstanding preferred stock.

The following table is a summary of certain balance sheet information:

	As of September 30, 2024
($ in thousands)		Tiptree Capital
	Insurance	Mortgage	Other	Corporate	Total
Total assets	$5,235,340	$189,952	$57,739	$22,702	$5,505,733

Corporate debt	$260,000	$—	$—	$—	$260,000
Asset based debt	67,159	69,679	—	—	136,838

Tiptree Inc. stockholders’ equity (1)	$412,105	$53,244	$56,705	$(60,108)	$461,946
Non-controlling interests:
Fortegra preferred interests	77,679	—	—	—	77,679
Common interests	116,575	—	—	—	116,575
Total stockholders’ equity	$606,359	$53,244	$56,705	$(60,108)	$656,200
(1)    Included in Corporate equity is the deferred tax liability on the outside basis on Tiptree’s investment in Fortegra of $81.5 million as of September 30, 2024.

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

($ in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Total revenues	$481,013	$406,779	$1,489,711	$1,159,900
Less: Net investment income	(9,111)	(5,416)	(22,250)	(19,613)
Less: Net realized and unrealized gains (losses)	(2,218)	1,616	(7,582)	10,602
Less: Ceding fees (1)	(9,871)	(9,711)	(39,531)	(32,613)
Less: Ceding commissions	(3,716)	(2,440)	(11,525)	(10,761)
Less: Cash and cash equivalent interest income (2)	(5,120)	(3,607)	(14,612)	(7,827)
Underwriting and fee revenues (3)	$450,977	$387,221	$1,394,211	$1,099,688
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

($ in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Income (loss) before income taxes	$47,209	$35,722	$135,270	$85,584
Less: Net investment income	(9,111)	(5,416)	(22,250)	(19,613)
Less: Net realized and unrealized gains (losses)	(2,218)	1,616	(7,582)	10,602
Less: Cash and cash equivalent interest income (1)	(5,120)	(3,607)	(14,612)	(7,827)
Plus: Depreciation and amortization	4,970	5,823	14,886	15,955
Plus: Interest expense	7,173	6,260	22,300	18,921
Plus: Employee compensation and benefits	37,876	30,969	100,884	83,292
Plus: Other expenses	26,338	20,295	87,058	69,880
Underwriting and fee margin (2)	$107,117	$91,662	$315,954	$256,794
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

	Three Months Ended September 30, 2024
($ in thousands)		Tiptree Capital
	Insurance	Mortgage	Other	Corporate	Total
Income (loss) before taxes	$47,209	$(89)	$(2,603)	$(7,736)	$36,781
Less: Income tax (benefit) expense	(12,114)	32	104	(4,330)	(16,308)
Less: Net realized and unrealized gains (losses) (1)	(2,218)	1,877	2,764	—	2,423
Plus: Intangibles amortization (2)	3,859	—	—	—	3,859
Plus: Stock-based compensation expense	4,195	—	—	1,762	5,957
Plus: Non-recurring expenses (3)	119	—	—	—	119
Plus: Non-cash fair value adjustments (4)	946	—	—	—	946
Plus: Impact of tax deconsolidation of Fortegra (5)	—	—	—	5,907	5,907
Less: Tax on adjustments (6)	(1,954)	(461)	(223)	(860)	(3,498)
Adjusted net income (before NCI)	$40,042	$1,359	$42	$(5,257)	$36,186
Less: Impact of non-controlling interests	(8,314)	—	—	—	(8,314)
Adjusted net income	$31,728	$1,359	$42	$(5,257)	$27,872

Adjusted net income (before NCI)	$40,042	$1,359	$42	$(5,257)	$36,186
Average stockholders’ equity	$577,776	$53,272	$59,943	$(53,856)	$637,135
Adjusted return on average equity (7)	27.7%	10.2%	0.3%	NM%	22.7%

	Three Months Ended September 30, 2023
($ in thousands)		Tiptree Capital
	Insurance	Mortgage	Other	Corporate	Total
Income (loss) before taxes	$35,722	$359	$(6,494)	$(8,446)	$21,141
Less: Income tax (benefit) expense	(9,261)	(76)	1,179	(4,115)	(12,273)
Less: Net realized and unrealized gains (losses) (1)	1,616	(788)	6,625	—	7,453
Plus: Intangibles amortization (2)	4,878	—	—	—	4,878
Plus: Stock-based compensation expense	717	—	—	1,246	1,963
Plus: Non-recurring expenses (3)	113	—	—	—	113
Plus: Non-cash fair value adjustments (4)	(2,447)	—	—	—	(2,447)
Plus: Impact of tax deconsolidation of Fortegra (5)	—	—	—	4,396	4,396
Less: Tax on adjustments (6)	(1,295)	178	(1,305)	1,231	(1,191)
Adjusted net income (before NCI)	$30,043	$(327)	$5	$(5,688)	$24,033
Less: Impact of non-controlling interests	(6,159)	—	—	—	(6,159)
Adjusted net income	$23,884	$(327)	$5	$(5,688)	17,874

Adjusted net income (before NCI)	$30,043	$(327)	$5	$(5,688)	$24,033
Average stockholders’ equity	$385,266	$53,939	$139,786	$(34,169)	$544,822
Adjusted return on average equity (7)	31.2%	(2.4)%	—%	NM%	17.6%

	Nine Months Ended September 30, 2024
($ in thousands)		Tiptree Capital
	Insurance	Mortgage	Other	Corporate	Total
Income (loss) before taxes	$135,270	$1,192	$602	$(29,938)	$107,126
Less: Income tax (benefit) expense	(35,604)	(244)	(704)	(12,247)	(48,799)
Less: Net realized and unrealized gains (losses) (1)	(7,582)	428	726	—	(6,428)
Plus: Intangibles amortization (2)	11,557	—	—	—	11,557
Plus: Stock-based compensation expense	5,999	—	—	7,190	13,189
Plus: Non-recurring expenses (3)	3,455	—	—	—	3,455
Plus: Non-cash fair value adjustments (4)	6,018	—	—	—	6,018
Plus: Impact of tax deconsolidation of Fortegra (5)	—	—	—	16,729	16,729
Less: Tax on adjustments (6)	(4,622)	(145)	246	(1,752)	(6,273)
Adjusted net income (before NCI)	$114,491	$1,231	$870	$(20,018)	$96,574
Less: Impact of non-controlling interests	(23,747)	—	—	—	(23,747)
Adjusted net income	$90,744	$1,231	$870	$(20,018)	$72,827

Adjusted net income (before NCI)	$114,491	$1,231	$870	$(20,018)	$96,574
Average stockholders’ equity	$529,486	$52,771	$91,263	$(57,137)	$616,383
Adjusted return on average equity (7)	28.8%	3.1%	1.3%	NM%	20.9%

	Nine Months Ended September 30, 2023
($ in thousands)		Tiptree Capital
	Insurance	Mortgage	Other	Corporate	Total
Income (loss) before taxes	$85,584	$(894)	$(3,597)	$(28,105)	$52,988
Less: Income tax (benefit) expense	(22,936)	231	419	(6,833)	(29,119)
Less: Net realized and unrealized gains (losses) (1)	10,602	(933)	5,885	—	15,554
Plus: Intangibles amortization (2)	12,667	—	—	—	12,667
Plus: Stock-based compensation expense	1,238	—	—	5,032	6,270
Plus: Non-recurring expenses (3)	2,476	—	—	—	2,476
Plus: Non-cash fair value adjustments (4)	(2,611)	—	—	—	(2,611)
Plus: Impact of tax deconsolidation of Fortegra (5)	—	—	—	10,210	10,210
Less: Tax on adjustments (6)	(3,919)	207	(1,070)	1,468	(3,314)
Adjusted net income (before NCI)	$83,101	$(1,389)	$1,637	$(18,228)	$65,121
Less: Impact of non-controlling interests	(17,058)	—	—	—	(17,058)
Adjusted net income	$66,043	$(1,389)	$1,637	$(18,228)	$48,063

Adjusted net income (before NCI)	$83,101	$(1,389)	$1,637	$(18,228)	$65,121
Average stockholders’ equity	$365,375	$54,411	$103,332	$15,456	$538,574
Adjusted return on average equity (7)	30.3%	(3.4)%	2.1%	NM%	16.1%
(1) Net realized and unrealized gains (losses) added back in Adjusted net income excludes net realized and unrealized gains (losses) from the mortgage segment and unrealized gains (losses) on mortgage servicing rights.
(2) Specifically associated with acquisition purchase accounting. See Note (8) Goodwill and Intangible Assets, net.
(3) For the three and nine months ended September 30, 2024 and 2023, included in other expenses were expenses related to legal and other expenses associated with preparation of the registration statement for the withdrawn Fortegra initial public offering in 2024 and acquisitions of services businesses in 2023, respectively.
(4) For the three and nine months ended September 30, 2024 and 2023, non-cash fair-value adjustments represent a change in fair value of the Fortegra Additional Warrant liability.
(5) For the three and nine months ended September 30, 2024 and 2023, included in the adjustment is an add-back of $5.9 million and $16.7 million, respectively, and $4.4 million and $10.2 million, respectively, related to deferred tax expense from the WP Transaction.
(6) Tax on adjustments represents the tax applied to the total non-GAAP adjustments and includes adjustments for non-recurring or discrete tax impacts.
(7) Total Adjusted return on average equity after non-controlling interests was 24.8% and 17.9% for the three months ended September 30, 2024 and 2023, respectively, based on $27.9 million and $17.9 million of Adjusted net income over $449.2 million and $399.0 million of average Tiptree Inc. stockholders’ equity. Total Adjusted return on average equity after non-controlling interests was 22.1% and 16.2% for the nine months ended September 30, 2024 and 2023, respectively, based on $72.8 million and $48.1 million of Adjusted net income over $439.4 million and $396.7 million of average Tiptree Inc. stockholders’ equity.

Book Value per share - Non-GAAP

Management believes the use of this financial measure provides supplemental information useful to investors as book value is frequently used by the financial community to analyze company growth on a relative per share basis. The following table provides a reconciliation between total stockholders’ equity and total shares outstanding, net of treasury shares.

($ in thousands, except per share information)	As of September 30,
	2024	2023
Total stockholders’ equity	$656,200	$543,573
Less: Non-controlling interests	194,254	147,482
Total stockholders’ equity, net of non-controlling interests	$461,946	$396,091

Total common shares outstanding	36,790	36,750

Book value per share	$12.56	$10.78

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

As of September 30, 2024, cash and cash equivalents, excluding restricted cash, were $396.2 million, compared to $468.7 million as of December 31, 2023, a decrease of $72.5 million, primarily driven by the increase in investments, repayment of corporate debt, partially offset by cash flow from operations at our insurance business.

Our insurance business uses borrowings to fund long-term growth and for operational working capital purposes. As of September 30, 2024 and December 31, 2023, a total of $100.0 million and $130.0 million, respectively, was outstanding under the revolving line of credit in our insurance business. The maximum borrowing capacity under the agreements as of September 30, 2024 and 2023 was $200.0 million.

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

Consolidated Comparison of Cash Flows

($ in thousands)	Nine Months Ended September 30,
	2024	2023
Cash and cash equivalents provided by (used in):
Operating activities	$170,799	$93,566
Investing activities	(146,198)	(144,721)
Financing activities	(17,980)	39,605
Effect of exchange rate changes on cash	5,188	(1,935)
Change in cash, cash equivalents and restricted cash	$11,809	$(13,485)
Operating Activities

Cash provided by operating activities was $170.8 million for the nine months ended September 30, 2024. In 2024, the primary sources of cash from operating activities included growth in insurance premiums written resulting in increases in policy liabilities and unpaid claims, deferred revenues and unearned premiums, which were partially offset by increases in accounts receivable and prepaid reinsurance premiums and decreases in reinsurance payables.

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

Investing Activities

Cash used in investing activities was $146.2 million for the nine months ended September 30, 2024. In 2024, the primary use of cash was the purchases of investments outpacing proceeds from sales and maturities, in addition to the issuance of notes receivable exceeding proceeds from notes receivable.

Cash used in investing activities was $144.7 million for the nine months ended September 30, 2023. In 2023, the primary uses of cash were the purchases of investments outpacing the proceeds from the sale of investments, as well as the acquisition of Premia.

Financing Activities

Cash used in financing activities was $18.0 million for the nine months ended September 30, 2024. In 2024, the cash used was primarily repayments of corporate borrowings at Fortegra and the payment of common and preferred dividends, partially offset by a non-controlling interest contribution to Fortegra.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 described our Quantitative and Qualitative Disclosures About Market Risk. There were no material changes to the assumptions or risks during the nine months ended September 30, 2024.

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

Share repurchase activity for three months ended September 30, 2024 was as follows:

Period	Purchaser	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value ($ in thousands of Shares That May Yet Be Purchased Under the Plans or Programs(1)
July 1, 2024 to July 31, 2024	Tiptree Inc.	—	$—	—
August 1, 2024 to August 31, 2024	Tiptree Inc.	—	$—	—
September 1, 2024 to September 30, 2024	Tiptree Inc.	—	$—	—
	Total	—	$—	—	$11,945

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

Tiptree Inc.

Date:	October 30, 2024	By:/s/ Michael Barnes
Michael Barnes
Executive Chairman

Date:	October 30, 2024	By:/s/ Jonathan Ilany
Jonathan Ilany
Chief Executive Officer

Date:	October 30, 2024	By:/s/ Scott McKinney
Scott McKinney
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification of Executive Chairman pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.3	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification of Executive Chairman pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
32.2	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
32.3	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
104	Cover page from Tiptree’s Form 10-Q for the quarter ended September 30, 2024 formatted in iXBRL (included in Exhibit 101).

*     Attached as Exhibit 101 to this Quarterly Report on Form 10-Q are the following materials, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets as of September 30, 2024 and December 31, 2023, (ii) the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2024 and 2023, (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2024 and 2023, (iv) the Condensed Consolidated Statements of Changes in Stockholders’ Equity for the periods ended September 30, 2024 and 2023, (v) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2024 and 2023 and (vi) the Notes to the Condensed Consolidated Financial Statements.

**    Denotes a management contract or compensatory plan, contract or arrangement.