Form 10-K
period 2024-12-31
TIPTREE INC.
filed 2025-03-03
CIK 1393726

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 762(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)   Yes ☐     No ☒
As of June 28, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates of the registrant was approximately $405,201,906, based upon the closing sales price of $16.49 per share as reported on the Nasdaq Capital Market. For purposes of this calculation, all of the registrant’s directors and executive officers were deemed to be affiliates of the registrant.
As of February 23, 2025, there were 37,259,169 shares, par value $0.001, of the registrant’s common stock outstanding.
Documents Incorporated by Reference

Certain information in the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission relating to the registrant’s 2025 Annual Meeting of Stockholders is incorporated by reference into Part III.

TIPTREE INC.
Annual Report on Form 10-K
December 31, 2024
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

Note to Reader

In reading this Annual Report on Form 10-K, references to:

“1940 Act” means the Investment Company Act of 1940, as amended.
“2017 Notes” means our insurance subsidiaries’ 8.50% Fixed Rate Resetting Junior Subordinated Notes due in October 2057.
“2024 Notes” means our insurance subsidiaries’ 9.25% Fixed Rate Resetting Junior Subordinated Notes due in November 2064.
“A.M. Best” means A.M. Best Company, Inc.
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
“Fortegra Credit Agreement” means the Second Amended and Restated Credit Agreement dated as of October 21, 2022 by and among The Fortegra Group, Inc., Fortegra Financial and Lots Intermediate Co., as borrowers, Fifth Third Bank, N.A., as administrative agent and issuing lender.
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
“Invesque” means Invesque Inc.
“ITC” means ITC Compliance GRP Limited.
“KBRA” means Kroll Bond Rating Agency, LLC.
“Luxury” means Luxury Mortgage Corp.
“MGAs” means managing general agents.
“NAIC” means the National Association of Insurance Commissioners.
“NCI” means non-controlling interests.
“Notes” means the 2017 Notes and the 2024 Notes.
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
“Tiptree Advisors” means collectively: Tiptree Advisors Holdings, L.P., Tiptree Advisors, LLC, Tiptree GP Holdings, LLC and Tiptree Holdings GP, LLC.
“Tiptree Credit Agreement” means the Credit Agreement, dated as of February 7, 2025, among Tiptree, Tiptree Holdings, the lenders party thereto from time to time and Fortress Credit Corp., as administrative agent, collateral agent and lead arranger.
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
Think Like Owners. Efficient deployment of capital is our top priority. We aim to find the best use of capital to create long-term value for our stockholders. We hope to achieve this through a combination of investments in our existing businesses, select acquisitions and monetization opportunities, opportunistic share repurchases and paying a consistent dividend. As of December 31, 2024, directors, officers, employees and related trusts owned 34% of the Company.
As of December 31, 2024, Tiptree and its consolidated subsidiaries had 1,496 employees, 18 of whom were at our corporate headquarters. Corporate employees are responsible for overall strategy, capital allocation and investment decisions, as well as public company reporting and compliance.
Our businesses are subject to regulation as described below. The 1940 Act may limit the types and nature of businesses that we engage in and assets that we may acquire. See “Risk Factors-Risks Related to Regulatory and Legal Matters-Maintenance of our 1940 Act exemption will impose limits on our operations.”
Insurance
Fortegra is a growing multinational specialty insurance company focused on underwriting complex and niche risks in underserved markets. Founded in 1978, the business has a long-standing track record of disciplined and stable underwriting results while generating strong growth and attractive returns on capital. Fortegra is an underwriting-focused company, with deep expertise within the admitted and E&S insurance lines and capital light fee-based services markets. It targets moderate risk limits and utilizes a sophisticated reinsurance strategy to reduce volatility and protect its capital. The business differentiates itself through its go-to-market strategy, expertise in customized underwriting solutions and the value-added services offered to its distribution partners. Fortegra’s financial success is demonstrated through its GWPPE CAGR of 23%, average combined ratio of 91%, average ROAE of 17% and average adjusted ROAE of 22%, each measured since January 1, 2019 through December 31, 2024.
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
Our Insurance Products and Services
Business and Product Mix by Gross Written Premiums and Premium Equivalents

($ in thousands)	For the Year Ended December 31,
	2024	2023	2022
Property and short-tail	$845,721	$548,984	$263,933
Contractual liability	347,510	396,861	351,869
General liability	389,162	353,011	305,325
Alternative risks	362,153	330,171	363,362
Professional liability	276,390	232,944	82,340
Europe	163,292	141,208	125,150
Commercial lines	$2,384,228	$2,003,179	$1,491,979
Personal lines	$335,236	$382,397	$397,423
Insurance	$2,719,464	$2,385,576	$1,889,402
Auto and consumer goods warranty	303,195	302,746	318,550
Other services	45,540	59,532	55,176
Services	$348,735	$362,278	$373,726
Total	$3,068,199	$2,747,854	$2,263,128
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
•Commercial: Through Fortegra’s network of partner MGAs, wholesale agents, retail agents, and brokers, bespoke admitted and E&S coverages are cultivated, ultimately benefiting commercial insureds. The business offers general liability, professional liability, property and other short-tail coverages, contractual liability protection, and alternative risks products. Fortegra continues to experience favorable trends in the E&S market in the U.S. while broadening its reach globally, including throughout Europe. The E&S insurance business launched in 2020 and has grown to more than $1,164.5 million of GWPPE for the year ended December 31, 2024. By scaling operations to support international growth, Fortegra is able to capitalize on commonalities across geographies and leverage its shared service platform to drive cost efficiencies. Primarily, the following products are offered:

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
–Alternative Risks, including credit insurance products designed to offer lenders protection from events that limit a borrower’s ability to make payments on outstanding loan balances. Collateral protection products are designed to primarily protect the commercial entity from losses to collateral pledged to secure a loan. In most instances, these products offer lenders the option to protect collateral from a comprehensive loss due to fire, wind, flood and theft. Additionally, if the collateral is an automobile, the coverage protects against collision losses.
•Personal: In addition to commercial products, Fortegra’s distribution partners offer a range of products which insure consumers, including credit protection surrounding loan payments. These products offer consumers the option to protect loan balance repayment in the event of death, involuntary unemployment or disability. Additionally, while the business has strategically and intentionally de-emphasized non-standard auto coverage, it offers these products on a limited basis through select partners.
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
•Other Services: Fortegra administers multiple forms of motor clubs marketed by distribution partners, which are complementary to, and typically embedded within, other insurance or services programs. As part of its European operations, Fortegra provides regulatory support and compliance services to the retail automotive sector in the U.K. Included in Fortegra’s vertically integrated insurance and services offerings, the business generates additional sources of fee income through value-add services, including but not limited to, premium or warranty contract financing, lead generation support, and business process outsourcing.
Our Insurance Competitive Strengths

We believe that Fortegra’s competitive strengths include:

Highly diversified and complementary business mix with a focus on underserved specialty insurance markets requiring distinct industry expertise. Fortegra has a highly diverse set of specialty programs, focused on classes of business where its underwriters have extensive experience. The focus on programs that we believe are frequently underserved in the market provides Fortegra a distinct competitive advantage. For example, Fortegra often targets smaller limit lines of business that it believes has significant growth potential but have been overlooked by traditional insurance carriers. Its dedicated underwriters have specific expertise in their given specialty markets, and will only enter a new market segment after extensive analysis and assessment.

Track record of profitable growth driven by disciplined strategic actions. Fortegra delivered GWPPE CAGR of 23%, net income CAGR of 38% and an adjusted net income CAGR of 37%, each measured from January 1, 2019 through December 31, 2024, while increasing its return on equity over that time, highlighted by its 2024 ROAE of 26% and adjusted ROAE of 29%. The business targets and hires underwriters with strong reputations in their areas of expertise and empowers them to source specialty programs from their proprietary networks. Once onboarded, Fortegra’s platform is dedicated to improving its agents’ performance through aligned incentives, underwriting and structural expertise, technology and data analytics, and ancillary services (e.g. claims). The platform has expanded into new lines of business and geographies, all while maintaining a disciplined approach to risk selection. Growth has been supported by multiple industry tailwinds in recent years, including the continued trend of insurance distribution through MGAs, the secular migration of risks into the U.S. E&S market, the need for reliable carrier capacity as traditional insurance carriers, reinsurance providers and alternative capital solutions have experienced dislocation and the persistent U.S. P&C insurance hard-market environment.

Stable and highly predictable underwriting results driven by differentiated expertise, rigorous data driven approach to risk selection and a fully aligned distribution network. Fortegra has a long-standing track record of consistent underwriting results that have experienced limited volatility, which is the result of a deliberate organizational design. Its underwriting track record is demonstrated through its average combined ratio of 90.7% from 2019 through the year ended December 31, 2024. The business takes a disciplined approach to program selection, due diligence, pricing and structuring led by long-tenured, specialty insurance underwriting and actuarial experts, with active input from compliance, information technology and legal teams. Fortegra generally does not write commoditized, longer-tail classes of business which can experience periods of volatility such as workers compensation or commercial auto. The stability of its financial results is also driven by an intense data driven underwriting approach, which is enhanced by AI and machine learning to constantly refine pricing and risk appetite. Lastly, Fortegra’s selected group of distribution partners are fully aligned as a result of variable commission structures which support the consistency and stability of underwriting results.

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

Dynamic capital allocator with a sophisticated reinsurance program to optimize risk and return while maintaining a conservative financial profile. Fortegra actively manages its capital to ensure disciplined, profitable growth across cycles. Its complementary business mix allows the business to pivot rapidly as market conditions change. The business mix is intentionally designed to have a balance of risk-bearing and capital light, fee-based earnings, which we believe provides a significant diversification benefit and allows us to allocate our capital and focus as market conditions change. Additionally, the diverse business mix enables Fortegra to use the cash flows generated through capital light, fee-based businesses to help fund the growth capital required in insurance businesses. Fortegra utilizes a sophisticated reinsurance strategy to optimize capital deployed and reduce volatility while generating attractive economics. This strategy is further augmented by Fortegra’s conservative balance sheet and highly liquid fixed income investment portfolio which has an average S&P rating of A+.

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
Maintaining a high-quality balance sheet with strong ratings. Fortegra has and seeks to maintain a strong and conservative balance sheet, supported by a comprehensive risk management program reflected by its financial strength ratings of “A-” (Excellent) (Outlook Stable) from A.M. Best. Fortegra has a short duration, liquid and high-quality investment portfolio, with 89% invested in cash and investment grade fixed income securities, which have an average S&P rating of A+, as of December 31, 2024. Fortegra has highly rated and well capitalized reinsurance partners and retains excess collateral where applicable to support its outstanding reinsurance recoverable.
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
Fortegra has a highly diverse set of programs designed to limit concentration risk to its distribution partners, with its largest distribution partners each representing less than 6% of GWPPE for the year ended December 31, 2024.
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
Underwriting
Fortegra is an underwriting focused company with deep expertise within admitted and E&S insurance lines, as well as fee-based services markets, with a focus on underwriting complex and niche risks in underserved markets. Throughout the organization there is a strong culture of collaboration. Underwriting, claims and actuarial teams are closely integrated and aligned to facilitate operational efficiency, continuously monitor results, and make changes to programs as necessary. Centralized data systems allow for the real-time identification of pricing and claims trends within a program. Fortegra believes its approach to partner and program diligence, underwriting (including risk selection and pricing), and claims management, combined with its alignment and ability to improve its partner’s performance, has contributed to a superior combined ratio, which averaged 90.7% from 2019 through December 31, 2024.
Fortegra’s underwriting team consisted of 104 professionals as of December 31, 2024. Fortegra hires experienced underwriters with a proven track record of underwriting profitability, deep knowledge of the specialty products that they underwrite, and longstanding relationships with its distribution partners. This approach accelerates expansion within particular lines due to the underwriters’ historical experience. Fortegra benefits from the underwriters’ prior experience within a particular line of business without the cost and volatility associated with unproven, blue-sky initiatives.
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
Claims
Fortegra’s claims department consisted of 349 claims professionals as of December 31, 2024. Fortegra organizes its claims department by product and geography, with specialized teams aligned by area of expertise. The business maintains claims disposition authority for the majority of its claims across both insurance and services. In-house claims professionals have specific niche expertise to accurately assess claims, which is crucial for the unique risks the business underwrites. Fortegra’s claims department maintains close collaboration with its underwriting and actuarial teams as to current claims trends and ongoing underwriting performance.
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
Quota share reinsurance: refers to a reinsurance contract whereby the reinsurer agrees to assume a specified percentage of the ceding company’s losses arising out of a defined class. Fortegra has various quota share contracts that cover its insurance programs. Fortegra’s whole account quota share reinsurance agreements (“WAQS”), which cover portions of its commercial P&C insurance gross written premiums (including general liability, professional liability, property and short-tail), provide between 55% and 60% quota share of losses and significant ceding fees to offset administrative, underwriting and acquisition expenses. Additionally, this reinsurance agreement generates ceding commission income based on underlying underwriting performance, and investment income earned by the assuming reinsurers.
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
The following table reflects Fortegra’s key reinsurance treaties:

Treaty	Description	Net Retention	Reinsurance Coverage
WAQS (2023 - 2024)	Covers general liability, professional liability, property and short-tail lines	40%, $5 million per aggregate	60% Placed
WAQS (2024 - 2025)	Covers general liability, professional liability, property and short-tail lines	45%, $5 million per aggregate	55% Placed
WAQS - Specific GL (2024 - 2025)	Covers select general liability programs	43%, $5 million per aggregate	57% Placed
Property Catastrophe Excess of Loss (2023 - 2024)	Protection in excess of a 1:200 year catastrophic event; a 1:250 event results in approximately 1% impact to loss / combined ratio	$8 Million, 50% co-participation on $4 million excess of $8 million	$40 Million excess of $8 Million per event, $80 million in aggregate
Property Catastrophe Excess of Loss (2024 - 2025)	Protection in excess of a 1:200 year catastrophic event; a 1:250 event results in approximately 1% impact to loss / combined ratio	$14 Million, 22% co-participation on $14 million excess of $14 million	$48 Million excess of $14 Million per event, $130 million in aggregate
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

($ in millions)	As of December 31,
	2024	2023
Third-party captives (1)
Reinsurance receivables and prepaid reinsurance premiums	$835	$871
Collateral	$1,105	$1,036
% Collateralized	132%	119%
Professional Reinsurers (2)
Reinsurance receivables and prepaid reinsurance premiums	$1,204	$984
Collateral	$351	$644
% Collateralized	29%	65%
Total
Reinsurance receivables and prepaid reinsurance premiums	$2,039	$1,854
Collateral	$1,456	$1,680
% Collateralized	71%	91%
_________________
(1) Includes domestic insurance companies owned by distribution partners.
(2) “Professional reinsurers” include all reinsurers except for third-party captives.
Total reinsurance receivables and prepaid reinsurance premiums were $2.0 billion and $1.9 billion as of December 31, 2024 and 2023, respectively. Of those amounts, $835 million and $871 million, respectively, related to contracts with third-party captives in which Fortegra holds collateral or receives letters of credit in excess of the reinsurance receivables and prepaid reinsurance premiums. The remainder relates to receivables held with high quality professional reinsurers. Additionally, any receivable held with unrated professional reinsurers is fully collateralized. The following table sets forth the percentage of Fortegra’s reinsurance receivables broken out by the A.M. Best financial strength rating of those professional reinsurers, excluding gross-up adjustments, as of December 31, 2024 and 2023.

	Percentage as of December 31,
Rating:	2024	2023
A++	1%	1%
A+	9%	19%
A	28%	26%
A-	56%	28%
B++	1%	—%
Unrated	5%	26%
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
As of December 31, 2024, Fortegra’s reserves were found to be consistent with reserves computed in accordance with actuarial standards of practice and make a reasonable provision for all of its unpaid loss and loss adjustment expense obligations, as well as its unearned premium reserves for long duration contracts, by the appointed independent third-party actuaries.
Insurance Investments
Fortegra seeks to maintain a balanced and well-diversified investment portfolio with the primary investment objectives of remaining liquid to fund expected reserve payments, capital preservation, and a stable level of investment income enabling continued growth of core and new business lines. Its investment portfolio, including cash and cash equivalents and total investments, were $1.5 billion as of December 31, 2024.
Fortegra’s investment policy establishes the investment parameters, such as maximum percentage of investment in a certain type of security and minimum levels of credit quality and is designed to manage investment risk. Tiptree Advisors, a credit oriented asset manager owned by the Company, manages Fortegra’s investment portfolio consistent with its internally prescribed guidelines and with oversight from Tiptree. Fortegra’s investments are subject to general economic conditions and market risks in addition to risks inherent to particular securities and risks relating to the performance of its investment advisers. Fortegra conducts monthly stress tests and uses predictive analytics to manage its investments, which it believes reduces risk to its investment performance. Fortegra also maintains an investment committee that meets monthly to ensure its investment objectives remain aligned with its broader strategic and financial objectives.
As of December 31, 2024, the majority of its investments, $1.1 billion or 70.9%, of total cash and invested assets, was comprised of fixed maturity securities that are classified as available for sale and carried at fair value with unrealized gains and losses on these securities, net of applicable taxes, reported as a separate component of AOCI. Cash & cash equivalents were $286 million, or approximately 18.5% of total cash and invested assets as of December 31, 2024. Also included in its investments were $99 million of equity securities, $10 million of loans, at fair value, $5 million of exchange traded fixed income funds, at fair value, and $50 million of other investments.
The following table provides a summary of Fortegra’s investments and cash and cash equivalents as of December 31, 2024 and 2023:

	As of
($ in millions)	December 31, 2024		December 31, 2023
Investments:	Fair Value	% of Total Fair Value	Fair Value	% of Total Fair Value
Cash and cash equivalents	$286	18.5%	$410	30.9%
Available for sale securities, at fair value	1,097	70.9%	772	58.2%
Loans, at fair value	10	0.7%	11	0.8%
Common and preferred equity securities	99	6.4%	26	2.0%
Exchange traded funds	5	0.3%	1	0.1%
Other investments	50	3.2%	107	8.1%
Total cash and invested assets	$1,548	100.0%	$1,327	100.0%
Fixed Maturity Securities
As of December 31, 2024, Fortegra’s fixed maturity securities portfolio totaled $1.4 billion, including cash and cash equivalents and available for sale securities, at fair value. It had a weighted-average effective duration of 2.8 years, an average S&P rating of A+, and a book yield of 4.0%. The fixed maturity securities portfolio represented 89% of total investments.

The following table provides a summary of Fortegra’s amortized cost and fair value on available for sale securities as of December 31, 2024 and 2023:

	As of
($ in millions)	December 31, 2024			December 31, 2023
Fixed Maturity Securities:	Amortized Cost	Fair Value	% of Total Fair Value	Amortized Cost	Fair Value	% of Total Fair Value
Obligations of the U.S. Treasury and U.S. Government agencies	$416	$385	35.1%	$467	$441	57.1%
Obligations of state and political subdivisions	42	39	3.6%	49	45	5.8%
Corporate securities	606	598	54.5%	261	255	33.0%
Asset-backed securities	25	23	2.1%	29	26	3.4%
Certificate of deposits	1	1	0.1%	1	1	0.1%
Obligations of foreign governments	52	51	4.6%	5	5	0.6%
Total available for sale investments	$1,141	$1,097	100%	$812	$773	100%
The following table provides the credit quality of Fortegra’s available for sale investments as of December 31, 2024 and 2023:

	As of
($ in millions)	December 31, 2024			December 31, 2023
Rating:	Amortized Cost	Fair Value	% of Total Fair Value	Amortized Cost	Fair Value	% of Total Fair Value
AAA	$41	$39	3.6%	$29	$27	3.5%
AA	524	489	44.6%	540	509	65.9%
A	173	169	15.4%	162	154	19.9%
BBB	337	335	30.5%	64	65	8.4%
BB	36	35	3.2%	12	12	1.6%
B or unrated	31	31	2.8%	5	5	0.6%
Total available for sale investments	$1,141	$1,097	100%	$812	$772	100%
The amortized cost and fair value of Fortegra’s available for sale investments is summarized by contractual maturity as of December 31, 2024 in the table below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations.

($ in millions)	As of December 31, 2024
	Amortized Cost	Fair Value	% of Total Fair Value
Due in one year or less	$239	$239	22%
Due after one year through five years	438	431	39%
Due after five years through ten years	224	202	18%
Due after ten years	214	203	19%
Asset-backed securities	25	23	2%
Total available for sale investments	$1,141	$1,097	100%
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
Fortegra is active and subject to regulation in twenty foreign jurisdictions and intends to write business in additional foreign jurisdictions. A portion of its foreign business is conducted via our insurance company in Malta. Malta is a member country of the EU, and as of December 31, 2024, Fortegra is active in eighteen countries in the EU. The EU’s executive body, the European Commission, implemented insurance directives and capital adequacy and risk management regulations. EU member countries follow the insurance directives approved by the European Commission. The insurance directives set forth a regulatory regime for the authorization and supervision of insurers, with a broad set of principles and standards for protecting policyholders across the EU.
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
Employees
As of December 31, 2024, Fortegra had 1,144 employees across 24 offices in nine countries.
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
Employees
As of December 31, 2024, our Mortgage operations had 332 employees.
Tiptree Capital - Other
Tiptree Capital - Other currently includes:
•Our principal investments which include cash and cash equivalents, government bonds and select equity securities.
•Our ownership of a credit oriented asset manager, Tiptree Advisors.

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
Employees
As of December 31, 2024, Tiptree Capital - Other’s combined operations had 32 employees.
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
Fortegra has programs that assist employees in developing key skills that enable them to perform their jobs and to advance their careers. For example, Fortegra has a Leadership Development Program (“LDP”), an early career program designed to attract and develop talent. The LDP includes recent college graduates who typically rotate through several departments over a two-year period, with the intent of gaining a deeper understanding of Fortegra and ultimately becoming better equipped with the knowledge and experience needed to excel as future leaders. Fortegra’s N.O.W. (Network of Women), its employee resource group, works to foster a supportive and equitable environment within Fortegra. The group achieves this by providing networking opportunities, educational initiatives, mentoring programs, and policies that support the unique needs of women in the workforce. Although led by women, the programming and resources provided are available to all Fortegra employees.

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

Warburg acquired an approximate 24% ownership in Fortegra on an as converted basis from us as part of the WP Transaction and has contractual consent rights over Fortegra, including but not limited to certain acquisitions or dispositions, a sale or change of control of Fortegra that does not achieve certain thresholds, an initial public offering that does not achieve certain gross proceeds thresholds, incurrence of certain indebtedness, the issuance of equity senior in right to shares of Fortegra common or preferred stock, or amendments to the terms thereof, affiliated or related party transactions and transactions between Fortegra and us, any hiring or firing of certain management of Fortegra, and any material change in the nature of the business conducted by Fortegra. Warburg also has pro rata representation on the Fortegra board of directors. As a result of their substantial ownership in Fortegra, Warburg may exert a substantial influence on Fortegra, potentially in a manner that is not in Tiptree’s shareholder’s interests.

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

Our primary market risk exposures are to changes in interest rates. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Quantitative and Qualitative Disclosures About Market Risk.” Prior to 2022, interest rates had been at or near historic lows for an extended period of time. A protracted low interest rate environment places pressure on our insurance subsidiaries’ net investment income, which, in turn, would have a material adverse effect on our profitability. From 2022 to 2024, interest rates increased rapidly and significantly, which caused a significant decrease in the value of our fixed income securities, the majority of which were unrealized and recorded in equity. Future increases in interest rates could cause the values of our insurance subsidiaries’ fixed income securities portfolios to decline further, with the magnitude of the decline depending on the duration of securities included in our insurance subsidiaries’ portfolio and the amount by which interest rates increase. Some fixed income securities have call or prepayment options, which create possible reinvestment risk in declining rate environments. Other fixed income securities, such as mortgage-backed and asset-backed securities, carry prepayment risk or, in a rising interest rate environment, may not prepay as quickly as expected when purchased, which can affect the value of these securities and the amount and timing of cash flows therefrom.

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

The success of our businesses depends on their ability to attract and retain experienced personnel and seasoned key executives who are knowledgeable about their industry and business. The pool of talent from which they actively recruit is limited and may fluctuate based on market dynamics specific to their industry and independent of overall economic conditions. As such, higher demand for employees having the desired skills and expertise could lead to increased compensation expectations for existing and prospective personnel, making it difficult for them to retain and recruit key personnel and maintain labor costs at desired levels. Should any of their key executives cease to be employed by them, or if they are unable to retain and attract talented personnel, they may be unable to maintain their current competitive position in the specialized markets in which they operate, which could have a material adverse effect on their results of operations.

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

Restrictive covenants in the agreements governing our indebtedness may restrict our ability to operate our business and may restrict our insurance subsidiaries’ ability to pursue our business strategies.

The agreements governing our and our insurance subsidiaries’ indebtedness contain a number of restrictive covenants that impose significant operating and financial restrictions and may limit our ability to operate and our insurance subsidiaries’ ability to pursue their business strategies or undertake actions that may be in our or their best interests, as applicable.

The Tiptree Credit Agreement includes covenants restricting, among other things, our ability to:

•pledge Fortegra common stock;
•incur or guarantee additional debt;
•incur liens;
•make negative pledges;
•make junior payments;
•make investments or complete acquisitions or dispositions of assets;
•complete mergers, consolidations and dissolutions;
•enter into transactions with affiliates;
•prepay certain debt; and

•otherwise conduct our business.

The agreements governing our insurance subsidiaries’ indebtedness include covenants restricting, among other things, their ability to:

•incur or guarantee additional debt;
•incur liens;
•complete mergers, consolidations and dissolutions;
•enter into transactions with affiliates;
•pay dividends or other distributions;
•sell certain of their assets that have been pledged as collateral; and
•undergo a change in control.

A breach of the covenants under the Tiptree Credit Agreement, the respective indentures that govern the Notes and the Fortegra Credit Agreement, could result in an event of default. Such default may result in the acceleration of any other debt to which a cross-acceleration or cross-default provision applies. In the event our lenders or our insurance subsidiaries’ lenders or noteholders accelerate the repayment of their indebtedness, we or they and their subsidiaries may not have sufficient assets to repay that indebtedness. As a result of these restrictions, we and our insurance subsidiaries may be:

•unable to raise additional debt or equity financing to operate during general economic or business downturns; or
•unable to operate or compete effectively or to take advantage of new business opportunities.

These restrictions may affect our and our insurance subsidiaries’ ability to grow in accordance with our or their respective strategies. In addition, our or their respective financial results, substantial indebtedness and credit ratings could materially adversely affect the availability and terms of future financing.

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
Changes in interest rates and the level of interest rates are key drivers that impact the volatility of our mortgage loan originations. The historically low interest rate environment over the last several years created strong demand for mortgages. While long-term residential mortgage interest rates were at or near record lows for an extended period, from 2022 to 2024, the Federal Reserve initiated a rapid series of interest rate increases that resulted in lower revenue and profitability in our mortgage business. The overwhelming majority of our mortgage loan originations have historically been refinancing existing homeowner’s mortgage loans, with a particular emphasis on cash out refinancings. With the recent rise in interest rates, we may not be able to continue to grow our mortgage originations in the future.

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

Accounting rules for consolidations, income taxes, business acquisitions, transfers of financial assets and other aspects of our operations are highly complex and require the application of judgment and assumptions by our management. In addition, changes in accounting rules, interpretations or assumptions could materially impact the presentation, disclosure and usability of our financial statements. For more information see Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates”.

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

Our insurance business’s Notes and $200 million revolving credit facility restrict dividends to us based on the leverage ratio of our insurance business and its subsidiaries. Additionally, our regulated insurance company subsidiaries are required to satisfy minimum capital and surplus requirements according to the laws and regulations of the states in which they operate, which regulate the amount of dividends and distributions we receive from them. In general, dividends in excess of prescribed limits are deemed “extraordinary” and require insurance regulatory approval. Ordinary dividends, for which no regulatory approval is generally required, are limited to amounts determined by a formula, which varies by state. Some states have an additional stipulation that dividends may only be paid out of earned surplus. States also regulate transactions between our insurance company subsidiaries and us or our other subsidiaries, such as those relating to compensation for shared services, and in some instances, require prior approval of such transactions within the holding company structure. If insurance regulators determine that payment of an ordinary dividend or any other payments by our insurance company subsidiaries to us or our other subsidiaries (such as payments for employee or other services) would be adverse to policyholders or creditors, the regulators may block or otherwise restrict such payments that would otherwise be permitted without prior approval. In addition, there could be future regulatory actions restricting the ability of our insurance company subsidiaries to pay dividends or share services. The primary factor in determining the amount of capital available for potential dividends is the level of capital needed to maintain desired financial strength ratings from rating agencies for our insurance company subsidiaries. Given recent economic events that have affected the insurance industry, both regulators and rating agencies could become more conservative in their methodology and criteria, including increasing capital requirements for our insurance company subsidiaries which, in turn, could negatively affect our capital resources.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Tiptree’s common stock is traded on the Nasdaq Capital Market under the ticker symbol “TIPT.”

Holders
As of December 31, 2024, there were 38 common stockholders of record. This number does not include beneficial owners whose shares are held by nominees in street name.
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

Our 2024 highlights include:

Overall:
•Tiptree reported net income of $53.4 million for the year ended December 31, 2024, compared to $14.0 million in the prior year period, driven by growth in insurance operations. Return on average equity was 12.2%, compared to 3.4% in 2023.
•Adjusted net income of $100.1 million increased from $61.9 million in 2023, driven by growth in insurance operations. Adjusted return on average equity was 22.9%, as compared to 15.2% in 2023.

Insurance:
•Gross written premiums and premium equivalents were $3.1 billion for the year ended December 31, 2024, an increase of $320.3 million, or 11.7%, from the prior year period as a result of growth in E&S insurance lines in the U.S. and Europe.
•Net written premiums were $1.4 billion for the year ended December 31, 2024, an increase of 9.0%, driven by growth in gross written premiums and increased retention on Fortegra’s whole account quota share reinsurance arrangement from 30% to 40%, effective April 1, 2023.
•Total revenues were $2.0 billion, an increase of $380.6 million, or 23.9%, from 2023, driven by premium growth in specialty E&S and admitted insurance lines in the U.S. and Europe.
•Combined ratio of 90.0%, driven by consistent underwriting performance and the scalability of Fortegra’s operating platform.
•Income before taxes of $183.2 million as compared to $129.8 million in 2023. Return on average equity was 26.0% in 2024 as compared to 25.7% in 2023, with the increases driven by growth in underwriting and fee revenues.
•Adjusted net income (before NCI) was $157.0 million, an increase of $41.3 million, or 35.7%, from 2023. Adjusted return on average equity was 29.1%, as compared to 29.2% in 2023.
•Fortegra’s total stockholders’ equity was $625.5 million as of December 31, 2024, compared to $452.6 million as of December 31, 2023, with the increase driven by growth in retained earnings and the aggregate capital contribution from Tiptree, Warburg, and Fortegra independent directors of $40.0 million during 2024.

Tiptree Capital:
•Mortgage income before taxes was $4.7 million for the year ended December 31, 2024, as compared to loss of $3.3 million in 2023, with the increase driven by the positive fair value adjustments in mortgage servicing rights, higher origination volumes and loan servicing fees.

Key Trends:
Our results of operations are affected by a variety of factors including, but not limited to, general economic conditions and GDP growth, market liquidity and volatility, consumer confidence, U.S. demographics, employment and wage growth, business confidence and investment, inflation, interest rates and spreads, the impact of the regulatory environment, and the other factors set forth in Part I, Item 1A in our Annual Report on Form 10-K. Generally, our businesses are positively affected by a healthy U.S. consumer, stable to gradually rising interest rates, stable markets and business conditions, and global growth and trade flows. Conversely, rising unemployment, volatile markets, rapidly rising interest rates, inflation, changing regulatory requirements and slowing business conditions can have a material adverse effect on our results of operations or financial condition.

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

Fortegra’s investment portfolio includes fixed maturity securities, loans, credit investment funds, and equity securities. Many of those investments are held at fair value. From 2021 to 2024, the U.S. fixed income markets experienced a significant rise in interest rates. Rising interest rates have and could continue to impact the value of Fortegra’s fixed maturity securities, with any unrealized losses recorded in equity, and if realized, could impact our results of operations. Offsetting the impact of a rising interest rate environment, new investments in fixed rate instruments from both maturities and portfolio growth have and could continue to result in higher net interest income on investments. The weighted average duration of our fixed income available for sale securities is less than three years. While our asset and liability mix is relatively matched, should we need to liquidate any of these investments before maturity to pay claims, any realized losses could materially negatively impact our results of operations. Changes in fair value for loans, credit investment funds, and equity securities in Fortegra’s investment portfolio are reported as unrealized gains or losses in revenues and can be impacted by changes in interest rates, credit risk, currency risk, or market risk, including specific company or industry factors. In addition, our equity holdings are relatively concentrated. General equity market trends, along with company and industry specific factors, can impact the fair value which can result in unrealized gains and losses affecting our results.

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

RESULTS OF OPERATIONS
The following is a summary of our consolidated financial results for the years ended December 31, 2024 and 2023. In addition to GAAP results, management uses the Non-GAAP measures Adjusted net income, Adjusted return on average equity and book value per share as measurements of operating performance. Management believes these measures provide supplemental information useful to investors as they are frequently used by the financial community to analyze financial performance and comparison among companies.
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

Selected Key Metrics

($ in thousands, except per share information)	Year Ended December 31,
GAAP:	2024	2023
Total revenues	$2,042,854	$1,649,031
Net income (loss) attributable to common stockholders	$53,367	$13,951
Diluted earnings per share	$1.30	$0.33
Cash dividends paid per common share	$0.49	$0.20
Return on average equity	12.2%	3.4%

Non-GAAP: (1)
Adjusted net income	$100,060	$61,917
Adjusted return on average equity	22.9%	15.2%
Book value per share	$12.29	$11.34
(1)    See “—Non-GAAP Reconciliations” for a discussion of non-GAAP financial measures. Adjusted net income is presented after the impacts of non-controlling interests.

Revenues

For the year ended December 31, 2024, revenues were $2.0 billion, which increased $393.8 million, or 23.9%, compared to the prior year period. The changes were primarily driven by growth in earned premiums, net and service and administrative fees, higher investment income, net realized and unrealized gains, and an increase in other income, including interest income on cash equivalents, compared to the prior year period.

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

($ in thousands)	Year Ended December 31,
	2024	2023
Net realized and unrealized gains (losses) - Invesque	$(3,536)	$(11,293)
Net realized and unrealized gains (losses) (1)	$13,838	$(64)
(1)    Excludes Invesque, Maritime transportation and Mortgage realized and unrealized gains and losses.

Net Income (Loss) Attributable to common stockholders

For the year ended December 31, 2024, the net income attributable to common stockholders was $53.4 million, compared to $14.0 million in the prior year period, driven by growth in insurance underwriting and fee income and growth in net investment income and net realized and unrealized gains on the investment portfolio.

Adjusted net income & Adjusted return on average equity - Non-GAAP

Adjusted net income for the year ended December 31, 2024 was $100.1 million, an increase of $38.1 million, or 61.6%, from the year ended December 31, 2023, driven by growth in our insurance operations. For the year ended December 31, 2024, adjusted return on average equity was 22.9%, as compared to 15.2% for the year ended December 31, 2023, driven by the increase in adjusted net income.

Book Value per share - Non-GAAP

Total stockholders’ equity was $656.8 million as of December 31, 2024 compared to $576.6 million as of December 31, 2023, with the increase driven by comprehensive income, partially offset by net changes in non-controlling interests and dividends paid. In the year ended December 31, 2024, Tiptree returned $18.3 million to common stockholders through dividends paid.

Book value per share for the period ended December 31, 2024 was $12.29, an increase from book value per share of $11.34 as of December 31, 2023, driven by comprehensive income per share, partially offset by dividends paid of $0.49 per share, net changes in non-controlling interests and preferred dividends paid at Fortegra.

Results by Segment
We classify our business into two reportable segments, Insurance and Mortgage, with the remainder of our operations aggregated into Tiptree Capital - Other. Corporate activities include holding company interest expense, corporate employee compensation and benefits, and other expenses, including public company expenses.

The following tables present the components of Revenue, Income (loss) before taxes and Adjusted net income for the following periods:

($ in thousands)	Year Ended December 31,
	2024	2023
Revenues:
Insurance	$1,973,709	$1,593,070
Mortgage	65,914	53,864
Tiptree Capital - other	3,231	2,097
Corporate	—	—
Total revenues	$2,042,854	$1,649,031

Income (loss) before taxes:
Insurance	$183,158	$129,816
Mortgage	4,725	(3,285)
Tiptree Capital - other	(163)	(3,264)
Corporate	(38,401)	(40,214)
Total income (loss) before taxes	$149,319	$83,053

Non-GAAP - Adjusted net income: (1)
Insurance	$124,393	$91,963
Mortgage	1,531	(1,082)
Tiptree Capital - other	289	923
Corporate	(26,153)	(29,887)
Total adjusted net income	$100,060	$61,917

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

As of December 31, 2024, Fortegra was owned approximately 79.1% by Tiptree, 17.7% by Warburg and 3.2% by management and directors of Fortegra, before giving effect to the exercise of outstanding warrants and the conversion of outstanding preferred stock. The following tables and discussion present the Insurance segment results, including non-controlling interests, for the years ended December 31, 2024 and 2023.

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

Results of Operations - Year Ended December 31, 2024 compared to 2023

($ in thousands)	Year Ended December 31,
	2024	2023	Change	% Change
Revenues:
Earned premiums, net	$1,471,930	$1,127,834	$344,096	30.5%
Service and administrative fees	405,193	395,969	9,224	2.3%
Ceding commissions	15,384	14,915	469	3.1%
Net investment income	32,976	26,674	6,302	23.6%
Net realized and unrealized gains (losses)	8,496	(4,207)	12,703	NM%
Other revenue	39,730	31,885	7,845	24.6%
Total revenues	$1,973,709	$1,593,070	$380,639	23.9%
Expenses:
Net losses and loss adjustment expenses	722,190	482,506	239,684	49.7%
Member benefit claims	119,017	119,288	(271)	(0.2)%
Commission expense	648,819	603,033	45,786	7.6%
Employee compensation and benefits	137,743	114,341	23,402	20.5%
Interest expense	30,247	25,836	4,411	17.1%
Depreciation and amortization	19,860	21,425	(1,565)	(7.3)%
Other expenses	112,675	96,825	15,850	16.4%
Total expenses	$1,790,551	$1,463,254	$327,297	22.4%
Income (loss) before taxes (1)	$183,158	$129,816	$53,342	41.1%
Key Performance Metrics:
Gross written premiums and premium equivalents	$3,068,199	$2,747,854	$320,345	11.7%
Net written premiums	$1,438,952	$1,319,948	$119,004	9.0%
Loss ratio	45.5%	40.1%
Acquisition ratio	31.5%	36.2%
Underwriting ratio	77.0%	76.3%
Operating expense ratio	13.0%	14.0%
Combined ratio	90.0%	90.3%
Return on average equity	26.0%	25.7%
Non-GAAP Financial Measures (2):
Adjusted net income (before NCI)	$157,031	$115,705	$41,326	35.7%
Adjusted return on average equity	29.1%	29.2%
Adjusted net income	$124,393	$91,963	$32,430	35.3%
(1)    Net income was $139.6 million for the year ended December 31, 2024 compared to $101.3 million for the year ended December 31, 2023.
(2)    See “—Non-GAAP Reconciliations” for a discussion of non-GAAP financial measures.

Revenues - Year Ended December 31, 2024 compared to 2023

For the year ended December 31, 2024, total revenues increased 23.9%, to $2.0 billion, as compared to $1.6 billion for the year ended December 31, 2023. Earned premiums, net of $1.5 billion increased $344.1 million, or 30.5%, driven by growth in specialty E&S and admitted insurance lines. Earned premiums assumed from other insurance companies were $586.9 million, or 39.9% of total earned premiums, net, compared to $404.7 million, or 35.9%, in the prior year period. As it expands to new geographies and expands product offerings, the Company works to obtain necessary licenses and intends to write this business directly upon obtaining necessary licenses. The Company views direct written and assumed business as having similar characteristics. For the presented periods, earned premiums, net, did not include any significant regional geographic concentrations. Service and administrative fees of $405.2 million increased by 2.3% primarily driven by growth in vehicle service contract revenues. Ceding commissions of $15.4 million increased by $0.5 million, or 3.1%, in line with growth in ceded premiums. Other revenues increased by $7.8 million, or 24.6%, driven by growth in premium finance product offerings and interest income on cash and cash equivalents.

For the year ended December 31, 2024, 23.3% of revenues were derived from fees that were not solely dependent upon the underwriting performance of Fortegra’s insurance products, resulting in more diversified earnings. For the year ended December 31, 2024, 79.9% of fee-based revenues were generated in non-regulated service companies, with the remainder in regulated insurance companies.

For the year ended December 31, 2024, net investment income was $33.0 million as compared to $26.7 million in the prior year period, primarily driven by growth in investments and the increase in yields. Net realized and unrealized gains were $8.5 million, an improvement of $12.7 million, as compared to net realized and unrealized losses of $4.2 million in the prior year period, primarily driven by the change in fair value of certain equity and other investments carried at fair value. Unrealized losses on AFS securities impacting OCI for the year ended December 31, 2024 were $1.0 million, driven by negative fair value adjustments on mortgage-backed securities and corporate bonds and other investments.

Expenses - Year Ended December 31, 2024 compared to 2023

For the year ended December 31, 2024, net losses and loss adjustment expenses were $722.2 million, member benefit claims were $119.0 million and commission expense was $648.8 million, as compared to $482.5 million, $119.3 million, and $603.0 million, respectively, for the year ended December 31, 2023. The increase in net losses and loss adjustment expenses of $239.7 million, or 49.7%, was driven by growth in U.S. and European insurance lines and the shift in business mix toward commercial lines, which tend to have higher loss ratios and lower commission and expense ratios. In addition, the Company experienced favorable prior year development of $0.6 million for the year ended December 31, 2024, primarily as a result of lower-than-expected losses in its commercial lines of business. For the year ended December 31, 2023, the Company experienced favorable prior year development of $11.2 million, primarily driven by a commutation agreement with a partner resulting in a reduction of policy liabilities and unpaid claims of $75.6 million relating to policies written in the 2020 and 2021 treaty years. For the year ended December 31, 2024 and 2023, net losses and adjustment expenses included $47.7 million and $2.3 million of net catastrophe losses, respectively, primarily related to Hurricanes Helene and Milton. The decrease in member benefit claims of $0.3 million, or 0.2%, was driven by moderating inflation on replacement costs and labor rates. Commission expenses increased by $45.8 million, or 7.6%, generally in line with the growth in earned premiums, net and service and administrative fees, partially offset by the impacts from sliding scale commission structures.

For the year ended December 31, 2024, employee compensation and benefits were $137.7 million and other expenses were $112.7 million, as compared to $114.3 million and $96.8 million, respectively, for the year ended December 31, 2023. Employee compensation and benefits increased by $23.4 million, or 20.5%, driven by investments in human capital associated with growth in E&S, admitted and services lines. Other expenses increased by $15.9 million, or 16.4%, driven by a change in fair value of the Fortegra Additional Warrant liability of $7.4 million, and increased marketing and information technology expenses.

For the year ended December 31, 2024, interest expense was $30.2 million as compared to $25.8 million for the year ended December 31, 2023. On November 7, 2024, Fortegra issued $150.0 million of 9.25% Fixed Rate Resetting Junior Subordinated Notes due November 2064. The proceeds of the 2024 Notes were used to repay outstanding indebtedness under Fortegra’s credit agreement, for insurance company growth capital and general corporate purposes. The increase in interest expense of $4.4 million, or 17.1%, was primarily driven by the issuance of the new debt, the rise in short-term interest rates and increased borrowings on Fortegra’s corporate revolver and asset based debt for premium finance lines.

For the year ended December 31, 2024, depreciation and amortization expense was $19.9 million, including $15.4 million of intangible amortization related to purchase accounting associated with the acquisitions of Fortegra in 2014 and additional services businesses from 2019 to 2023, as compared to $21.4 million, including $16.9 million of intangible amortization from purchase accounting in 2023.

Gross Written Premiums and Premium Equivalents(1)

($ in thousands)	Year Ended December 31,
	2024	2023	2022
Property and short-tail	$845,721	$548,984	$263,933
Contractual liability	347,510	396,861	351,869
General liability	389,162	353,011	305,325
Alternative risks	362,153	330,171	363,362
Professional liability	276,390	232,944	82,340
Europe	163,292	141,208	125,150
Commercial lines	$2,384,228	$2,003,179	$1,491,979
Personal lines	$335,236	$382,397	$397,423
Insurance	$2,719,464	$2,385,576	$1,889,402
Auto and consumer goods warranty	303,195	302,746	318,550
Other services	45,540	59,532	55,176
Services	$348,735	$362,278	$373,726
Total	$3,068,199	$2,747,854	$2,263,128
(1) The total gross written premiums and premium equivalents of $3,068.2 million, $2,747.9 million and $2,263.1 million for the years ended December 31, 2024, 2023 and 2022, respectively, were comprised of gross written premiums of $2,194.0 million, $1,896.5 million and $1,515.1 million, plus assumed premiums of $525.5 million, $489.1 million and $374.3 million, plus gross service and administrative fee additions of $348.7 million, $362.3 million and $373.7 million. See Note (8) Reinsurance Recoverable and Prepaid Reinsurance Premiums and Note (14) Revenue from Contracts with Customers within the respective periods for more information.

Total gross written premiums and premium equivalents for the year ended December 31, 2024 were $3.1 billion, representing an increase of $320.3 million, or 11.7%. The increase was driven by a combination of factors including expanding Fortegra’s distribution partner network and growing E&S insurance lines.

For the year ended December 31, 2024, Insurance increased by $333.9 million, or 14.0%, driven by growth in specialty commercial lines, including E&S business, partially offset by decline in the personal lines. The year ended December 31, 2023, also benefited from a book-roll transaction of $125.1 million with one of Fortegra’s distribution partners. For the year ended December 31, 2024, Services decreased by $13.5 million, or 3.7%, driven by lower volume in consumer goods and vehicle service contracts, partially offset by the acquisition of Premia.
The combination of unearned premiums and deferred revenues on Fortegra’s balance sheet grew to $2.5 billion, representing an increase of $93.7 million, or 4.0%, from December 31, 2023 to December 31, 2024, as a result of growth in gross written premiums and premium equivalents.

Net written premiums

($ in thousands)	Year Ended December 31,
	2024	2023	2022
Property and short-tail	$488,669	$411,674	$188,069
Contractual liability	87,470	68,368	100,338
General liability	182,407	163,567	147,442
Alternative risks	278,241	246,431	268,775
Professional liability	88,791	84,380	52,073
Europe	163,189	141,208	125,150
Commercial lines	$1,288,767	$1,115,628	$881,847
Personal lines	$150,185	$204,320	$207,543
Insurance	$1,438,952	$1,319,948	$1,089,390

Net written premiums for the year ended December 31, 2024 were $1.4 billion, representing an increase of $119.0 million, or 9.0%, consistent with growth in gross written premiums, and as a result of increased retention on Fortegra’s whole account quota share reinsurance arrangement from 30% to 40%, effective April 1, 2023. For the year ended December 31, 2024, commercial lines increased by $173.1 million, or 15.5%, driven by growth in specialty E&S and admitted business. For the year ended December 31, 2024, personal lines decreased by $54.1 million, or 26.5%, driven by declines in auto and personal credit lines. Property and short-tail lines represented $488.7 million, or 34.0%, of the total net written premiums for the year ended December 31, 2024 compared to $411.7 million, or 31.2%, for the prior year period. Property and short-tail net written premiums were diversified by geographic location, exposure and risk type with substantial reinsurance protection. As of December 31, 2024, the net loss to the Company in a 1-in-250 year catastrophe event represented approximately 4.2% of Fortegra’s stockholders’ equity. This reported loss includes the impact of incurred losses based on the estimated frequency and severity of potential events, reinstatements premiums, reinsurance recoveries and taxes.

Combined Ratio

The combined ratio was 90.0% for the year ended December 31, 2024, compared to 90.3% for the prior year period, reflecting the consistent underwriting performance and scalability of the Company’s operating platform. The underwriting ratio was 77.0%, an increase of 0.7 percentage points from the prior year period, which consists of a loss ratio of 45.5%, compared to 40.1% in the prior year period, and an acquisition ratio of 31.5%, compared to 36.2% in the prior year period. The increase in loss ratio was driven by changes in business mix towards commercial lines and increases in repair and labor costs on vehicle service contracts compared to prior year period, which was partially offset by the decline in acquisition ratio as a result of swing rate commission structures. Additionally, for the year ended December 31, 2024, the loss ratio included 2.6 percentage points related to net catastrophe losses as compared to 0.2 percentage points in the prior year period. The primary catastrophic events impacting 2024 were Hurricanes Helene and Milton. The operating expense ratio was 13.0%, as compared to 14.0% in the prior year period, driven by operating efficiencies as premiums and revenues grew.

Underwriting and Fee Revenues and Margin - Non-GAAP

The below table shows underwriting and fee revenues and underwriting and fee margin by business mix for the years ended December 31, 2024 and 2023.

	Year Ended December 31,
($ in thousands)	2024			2023
	Insurance	Services	Total	Insurance	Services	Total
Underwriting and Fee Revenues (1)	$1,480,104	$367,986	$1,848,090	$1,141,019	$359,004	$1,500,023

Net losses and loss adjustment expenses	722,190	—	722,190	482,456	50	482,506
Member benefit claims	—	119,017	119,017	—	119,288	119,288
Commission expense (2)	446,687	135,501	582,188	411,012	132,478	543,490
Underwriting and Fee Margin (1)	$311,227	$113,468	$424,695	$247,551	$107,188	$354,739

Loss ratio	48.8%	32.3%	45.5%	42.3%	33.2%	40.1%
Acquisition ratio	30.2%	36.8%	31.5%	36.0%	36.9%	36.2%
Underwriting ratio	79.0%	69.1%	77.0%	78.3%	70.1%	76.3%
(1)    See “—Non-GAAP Reconciliations” for a discussion of non-GAAP financial measures.
(2)     Commission expense in this table is presented net of ceding fees and ceding commissions of $51.2 million and $15.4 million, respectively, for the year ended December 31, 2024, and $44.6 million and $14.9 million, respectively, for the year ended December 31, 2023.

Underwriting and fee revenues were $1.8 billion for the year ended December 31, 2024 as compared to $1.5 billion for the year ended December 31, 2023. Total underwriting and fee revenues increased $348.1 million, or 23.2%, driven by growth in insurance. The increase in insurance was $339.1 million, or 29.7%, driven by growth in specialty E&S and admitted insurance lines. The increase in services was $9.0 million, or 2.5%, driven by growth in vehicle service contracts and premium finance offerings.

Underwriting and fee margin was $424.7 million for the year ended December 31, 2024 as compared to $354.7 million for the year ended December 31, 2023. Total underwriting and fee margin increased $70.0 million, or 19.7%, driven by growth in insurance. Insurance grew by $63.7 million, or 25.7%, driven by revenue growth in specialty E&S and admitted lines. Services increased by $6.3 million, or 5.9%, driven by growth in vehicle service contracts and premium finance offerings.

Return on Average Equity

Return on average equity was 26.0% for the year ended December 31, 2024, as compared to 25.7% for the year ended December 31, 2023. The increase in net income and annualized return on average equity was driven by revenue growth and consistent combined ratio, in addition to improvements in net investment income and net realized and unrealized gains and losses.

Adjusted Net Income and Adjusted Return on Average Equity - Non-GAAP

For the year ended December 31, 2024, adjusted net income (before NCI) and adjusted return on average equity were $157.0 million and 29.1%, respectively, as compared to $115.7 million and 29.2%, respectively, for the year ended December 31, 2023. The improvement of adjusted net income was driven by the growth in revenues and consistent combined ratio, in addition to improvements in net investment income.

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
We are an approved seller/servicer for Fannie Mae and Freddie Mac. We are also an approved issuer and servicer for Ginnie Mae. We originate residential mortgage loans through our retail distribution channel (directly to consumers) in 39 states and the District of Columbia as of December 31, 2024.

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

The following tables present the Mortgage segment results for the following periods:

Results of Operations

($ in thousands)	Year Ended December 31,
	2024	2023
Revenues:
Net realized and unrealized gains (losses)	$42,978	$34,232
Other revenue	22,936	19,632
Total revenues	$65,914	$53,864
Expenses:
Employee compensation and benefits	$37,452	$34,040
Interest expense	2,001	1,856
Depreciation and amortization	343	617
Other expenses	21,393	20,636
Total expenses	$61,189	$57,149
Income (loss) before taxes	$4,725	$(3,285)

Key Performance Metrics:
Origination volumes	$946,183	$876,914
Gain on sale margins	4.8%	4.7%
Return on average equity	6.7%	(4.6)%

Non-GAAP Financial Measures (1):
Adjusted net income	$1,531	$(1,082)
Adjusted return on average equity	2.8%	(2.0)%
(1)    See “—Non-GAAP Reconciliations” for a discussion of non-GAAP financial measures.

Revenues - Year Ended December 31, 2024 compared to 2023

For the year ended December 31, 2024, $946.2 million of loans were funded, compared to $876.9 million for the prior year period, an increase of $69.3 million, or 7.9%, driven by decrease in mortgage interest rates compared to the prior year period. Gain on sale margins remained consistent at 4.8% for the year ended December 31, 2024.

Net realized and unrealized gains for the year ended December 31, 2024 were $43.0 million, compared to $34.2 million in the prior year period, an increase of $8.7 million or 25.5%. The primary driver of increased gain on sale revenues was the increase in volumes and positive fair value adjustment in mortgage servicing rights of $2.7 million in 2024 compared to a negative fair value adjustment of $1.9 million in the prior year period.

Other revenue for the year ended December 31, 2024 was $22.9 million, compared to $19.6 million in the prior year period, an increase of $3.3 million, or 16.8%, driven by increased servicing revenues and interest income on mortgage loans. As of December 31, 2024, the mortgage servicing asset was $42.6 million, an increase from $40.8 million as of December 31, 2023.

Expenses - Year Ended December 31, 2024 compared to 2023

For the year ended December 31, 2024, employee compensation and benefits were $37.5 million, compared to $34.0 million in the prior year period, an increase of $3.4 million or 10.0%. The increase was driven primarily by higher commissions on higher origination volumes.

For the year ended December 31, 2024, interest expense was at $2.0 million, an increase of from the prior year period of $0.1 million, or 7.8%, with the increase driven by higher interest rates.

For the year ended December 31, 2024, other expenses were $21.4 million, compared to $20.6 million in the prior year period, an increase of $0.8 million, with the increase driven by a higher mortgage operational expenses.

Income (loss) before taxes

The income before taxes for the year ended December 31, 2024 was $4.7 million, compared to loss before taxes of $3.3 million in the prior year period driven by higher volumes.

Tiptree Capital - Other

The following tables present a summary of Tiptree Capital - Other results for the following periods:

Results of Operations

($ in thousands)	Year Ended December 31,
	2024	2023
Revenues:
Net realized and unrealized gains (losses)	$(905)	$(5,289)
Other income	4,136	7,386
Total revenue	$3,231	$2,097
Expenses:
Employee compensation and benefits	$515	$579
Depreciation and amortization	—	97
Other expenses	2,879	4,685
Total expenses	$3,394	$5,361
Income (loss) before taxes	$(163)	$(3,264)

Non-GAAP Financial Measures (1):
Adjusted net income	$289	$923
Adjusted return on average equity	0.4%	0.9%
(1)    See “—Non-GAAP Reconciliations” for a discussion of non-GAAP financial measures.

Revenues

Tiptree Capital - Other earns revenues from the following sources: net interest income; realized and unrealized gains and losses on the Company’s investment holdings (including Invesque until its sale in April 2024); and charter revenues from vessels within the Company’s maritime transportation operations. Subsequent to the sale of our dry bulk and tanker vessels, operations include two smaller vessels and other ancillary assets.

Revenues for the year ended December 31, 2024 were $3.2 million compared to $2.1 million in the prior year period with the improvement driven by decreased investment losses on Invesque in 2024, partially offset by lower interest income on cash and cash equivalents recorded in other income in 2024 compared to 2023.

Income (loss) before taxes

The loss before taxes from Tiptree Capital - Other for the year ended December 31, 2024 was $0.2 million, compared to the loss before taxes of $3.3 million in the prior year period. The improvement was driven by the same factors that impacted revenues.

Adjusted net income - Non-GAAP(1)
Adjusted net income decreased to $0.3 million for the year ended December 31, 2024 compared to $0.9 million in 2023.

Corporate
The following table presents a summary of corporate results for the following periods:

Results of Operations

($ in thousands)	Year Ended December 31,
	2024	2023
Employee compensation and benefits	$8,220	$8,885
Employee incentive compensation expense	20,425	21,230
Depreciation and amortization	1,450	1,327
Other expenses	8,306	8,772
Total expenses	$38,401	$40,214
Corporate expenses include expenses of the holding company for employee compensation and benefits, interest expense, and public company and other expenses. Corporate employee compensation and benefits includes the expense of management, legal and accounting staff. Other expenses primarily consisted of audit and professional fees, insurance, office rent and other related expenses.

Employee compensation and benefits, including incentive compensation expense, were $28.6 million for the year ended December 31, 2024, compared to $30.1 million for the prior year period, driven by a decrease in accrued cash incentive compensation expense. Of the incentive compensation expense in the year ended December 31, 2024, $8.7 million was stock-based compensation expense, compared to $6.3 million in 2023. As of December 31, 2024 and 2023, the Company had no outstanding borrowings at the holding company and therefore incurred no interest expense for related periods. Other expenses declined to $8.3 million driven primarily by decreased professional fees.

Provision for Income Taxes

The total income tax expense of $61.7 million and $43.1 million for the years ended December 31, 2024 and 2023, respectively, is reflected as a component of net income (loss). For the years ended December 31, 2024 and 2023, the Company’s effective tax rate was equal to 41.3% and 51.8%, respectively. The effective rates for the years ended December 31, 2024 and 2023 were significantly higher than the U.S. statutory income tax rate of 21.0%, primarily due to the impact of outside basis deferred taxes on Tiptree’s investment in Fortegra.

Tiptree owns less than 80% of Fortegra and is required to record deferred taxes on the outside basis on its investment in Fortegra. This deferred tax liability represents the tax that would be due, before consideration of loss carryforwards, if Tiptree were to sell all of its Fortegra stock at its carrying value on Tiptree’s balance sheet.

As of December 31, 2024, this deferred tax liability relating to Fortegra was $84.7 million, which was an increase of $23.0 million from the year ended December 31, 2023, of which a $0.5 million benefit was recorded in OCI, and a $23.5 million expense was recorded as a provision for income taxes. As of December 31, 2023, this deferred tax liability relating to Fortegra was $61.7 million, which was an increase of $21.7 million from the year ended December 31, 2022, of which $3.8 million expense was recorded in OCI, $1.2 million benefit was recorded directly in stockholders’ equity, and $19.1 million expense was recorded as a provision for income taxes. Excluding the impact of these deferred taxes, the effective tax rates for the twelve months ended December 31, 2024 and 2023 were 25.5% and 28.8%, respectively.

Balance Sheet Information

Tiptree’s total assets were $5,694.8 million as of December 31, 2024, compared to $5,139.3 million as of December 31, 2023. The $555.5 million increase in assets is primarily attributable to the growth in the Insurance segment.

Total stockholders’ equity was $656.8 million as of December 31, 2024, compared to $576.6 million as of December 31, 2023, with the increase primarily driven by comprehensive income for the year ended December 31, 2024. As of December 31, 2024, there were 37,255,838 shares of common stock outstanding as compared to 36,756,187 shares as of December 31, 2023, with the increase driven by the vesting of share-based incentive compensation.

In March and April 2024, Tiptree, Warburg and Fortegra independent directors contributed $30.0 million, $9.9 million and $0.1 million, respectively, to Fortegra in exchange for common shares of Fortegra. As of December 31, 2024, Fortegra was owned approximately 79.1% by Tiptree Holdings, 17.7% by Warburg and 3.2% by management and directors of Fortegra, before giving effect to the exercise of outstanding warrants and management options, and the conversion of outstanding preferred stock.

The following table is a summary of certain balance sheet information:

	As of December 31, 2024
($ in thousands)		Tiptree Capital
	Insurance	Mortgage	Other	Corporate	Total
Total assets	$5,432,987	$202,664	$36,818	$22,320	$5,694,789

Corporate debt	$310,000	$—	$—	$—	$310,000
Asset based debt	63,699	68,394	—	—	132,093

Tiptree Inc. stockholders’ equity (1)	$426,412	$55,928	$35,893	$(60,535)	$457,698
Non-controlling interests:
Fortegra preferred interests	77,679	—	—	—	77,679
Common interests	121,394	—	—	—	121,394
Total stockholders’ equity	$625,485	$55,928	$35,893	$(60,535)	$656,771
(1)    Included in Corporate equity is the deferred tax liability on the outside basis on Tiptree’s investment in Fortegra of $84.7 million as of December 31, 2024.

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

($ in thousands)	Year Ended December 31,
	2024	2023
Total revenues	$1,973,709	$1,593,070
Less: Net investment income	(32,976)	(26,674)
Less: Net realized and unrealized gains (losses)	(8,496)	4,207
Less: Ceding fees (1)	(51,247)	(44,628)
Less: Ceding commissions	(15,384)	(14,915)
Less: Cash and cash equivalent interest income (2)	(17,516)	(11,037)
Underwriting and fee revenues (3)	$1,848,090	$1,500,023
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

($ in thousands)	Year Ended December 31,
	2024	2023
Income (loss) before income taxes	$183,158	$129,816
Less: Net investment income	(32,976)	(26,674)
Less: Net realized and unrealized gains (losses)	(8,496)	4,207
Less: Cash and cash equivalent interest income (1)	(17,516)	(11,037)
Plus: Depreciation and amortization	19,860	21,425
Plus: Interest expense	30,247	25,836
Plus: Employee compensation and benefits	137,743	114,341
Plus: Other expenses	112,675	96,825
Underwriting and fee margin (2)	$424,695	$354,739
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

We present adjustments for amortization associated with acquired intangible assets. The intangible assets were recorded as part of purchase accounting in connection with Tiptree’s acquisition of Fortegra Financial in 2014, and additional services businesses from 2019 to 2024. The intangible assets acquired contribute to overall revenue generation, and the respective purchase accounting adjustments will continue to occur in future periods until such intangible assets are fully amortized in accordance with the respective amortization periods required by GAAP.

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

	Year Ended December 31, 2024
($ in thousands)		Tiptree Capital
	Insurance	Mortgage	Other	Corporate	Total
Income (loss) before taxes	$183,158	$4,725	$(163)	$(38,401)	$149,319
Less: Income tax (benefit) expense	(43,260)	(1,091)	(540)	(16,761)	(61,652)
Less: Net realized and unrealized gains (losses) (1)	(8,496)	(2,711)	905	—	(10,302)
Plus: Intangibles amortization (2)	15,413	—	—	—	15,413
Plus: Stock-based compensation expense	8,998	—	—	8,682	17,680
Plus: Non-recurring expenses (3)	3,455	—	—	—	3,455
Plus: Non-cash fair value adjustments (4)	7,436	—	—	—	7,436
Plus: Impact of tax deconsolidation of Fortegra (5)	—	—	—	23,495	23,495
Less: Tax on adjustments (6)	(9,673)	608	87	(3,168)	(12,146)
Adjusted net income (before NCI)	$157,031	$1,531	$289	$(26,153)	$132,698
Less: Impact of non-controlling interests	(32,638)	—	—	—	(32,638)
Adjusted net income	$124,393	$1,531	$289	$(26,153)	$100,060

Adjusted net income (before NCI)	$157,031	$1,531	$289	$(26,153)	$132,698
Average stockholders’ equity	$539,049	$54,113	$80,856	$(57,350)	$616,668
Adjusted return on average equity (7)	29.1%	2.8%	0.4%	NM%	21.5%

	Year Ended December 31, 2023
($ in thousands)		Tiptree Capital
	Insurance	Mortgage	Other	Corporate	Total
Income (loss) before taxes	$129,816	$(3,285)	$(3,264)	$(40,214)	$83,053
Less: Income tax (benefit) expense	(28,224)	837	153	(15,822)	(43,056)
Less: Net realized and unrealized gains (losses) (1)	4,207	1,861	5,289	—	11,357
Plus: Intangibles amortization (2)	16,919	—	—	—	16,919
Plus: Stock-based compensation expense	2,018	—	—	6,251	8,269
Plus: Non-recurring expenses (3)	2,824	—	—	—	2,824
Plus: Non-cash fair value adjustments (4)	(1,769)	—	—	—	(1,769)
Plus: Impact of tax deconsolidation of Fortegra (5)	—	—	—	19,101	19,101
Less: Tax on adjustments (6)	(10,086)	(495)	(1,255)	797	(11,039)
Adjusted net income (before NCI)	$115,705	$(1,082)	$923	$(29,887)	$85,659
Less: Impact of non-controlling interests	(23,742)	—	—	—	(23,742)
Adjusted net income	$91,963	$(1,082)	$923	$(29,887)	$61,917

Adjusted net income (before NCI)	$115,705	$(1,082)	$923	$(29,887)	$85,659
Average stockholders’ equity	$395,661	$53,520	$100,325	$5,564	$555,070
Adjusted return on average equity (7)	29.2%	(2.0)%	0.9%	NM%	15.4%

(1) Net realized and unrealized gains (losses) added back in Adjusted net income excludes net realized and unrealized gains (losses) from the mortgage segment and unrealized gains (losses) on mortgage servicing rights.
(2) Specifically associated with acquisition purchase accounting. See Note (9) Goodwill and Intangible Assets, net.
(3) For the years ended December 31, 2024 and 2023, included in other expenses were expenses related to legal and other expenses associated with preparation of the registration statement for the withdrawn Fortegra initial public offering in 2024 and acquisitions of services businesses in 2023, respectively.
(4) For the years ended December 31, 2024 and 2023, non-cash fair-value adjustments represent a change in fair value of the Fortegra Additional Warrant liability.
(5) For the years ended December 31, 2024 and 2023, included in the adjustment is an add-back of $23.5 million and $19.1 million, respectively, related to deferred tax expense from the WP Transaction.
(6) Tax on adjustments represents the tax applied to the total non-GAAP adjustments and includes adjustments for non-recurring or discrete tax impacts.
(7) Total Adjusted return on average equity after non-controlling interests was 22.9% and 15.2% for the years ended December 31, 2024 and 2023, respectively, based on $100.1 million and $61.9 million of Adjusted net income over $437.3 million and $407.1 million of average Tiptree Inc. stockholders’ equity.

Book Value per share - Non-GAAP

Management believes the use of this financial measure provides supplemental information useful to investors as book value is frequently used by the financial community to analyze company growth on a relative per share basis. The following table provides a reconciliation between total stockholders’ equity and total shares outstanding, net of treasury shares.

($ in thousands, except per share information)	As of December 31,
	2024	2023
Total stockholders’ equity	$656,771	$576,565
Less: Non-controlling interests	199,073	159,699
Total stockholders’ equity, net of non-controlling interests	$457,698	$416,866

Total common shares outstanding	37,256	36,756

Book value per share	$12.29	$11.34

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of liquidity are unrestricted cash, cash equivalents and other liquid investments, the Tiptree Credit Agreement and distributions from operating subsidiaries, including income from our investment portfolio and sales of assets and investments. We intend to use our cash resources to continue to fund our operations and grow our businesses. We may seek additional sources of cash to fund acquisitions or investments. These additional sources of cash may take the form of debt or equity and may be at the parent, subsidiary or asset level. We are a holding company, and our liquidity needs are primarily for compensation, professional fees, office rent and insurance costs.

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

As of December 31, 2024, cash and cash equivalents, excluding restricted cash, were $320.1 million, compared to $468.7 million as of December 31, 2023, a decrease of $148.6 million, primarily driven by the increase in investments, partially offset by cash flow from operations at our insurance business.

Our mortgage business relies on short term uncommitted sources of financing as a part of their normal course of operations. To date, we have been able to obtain and renew uncommitted warehouse credit facilities. If we were not able to obtain financing, then we may need to draw on other sources of liquidity to fund our mortgage business. See Note (11) Debt, net in the notes to our consolidated financial statements for additional information regarding our insurance and mortgage borrowings.

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

Corporate Debt

($ in thousands)	Corporate Debt Outstanding as of December 31,		Interest Expense for the year ended December 31,
	2024	2023	2024	2023
Insurance	$310,000	$290,000	$24,145	$19,531
Total	$310,000	$290,000	$24,145	$19,531

On February 7, 2025, we entered into the Tiptree Credit Agreement, pursuant to which Tiptree Holdings borrowed $75.0 million to, among other things, fund working capital and general corporate purposes. The principal of, and all accrued and unpaid interest on, all loans under the Tiptree Credit Agreement will mature on February 7, 2028.

As of December 31, 2024, no borrowings were outstanding as compared to $130.0 million outstanding under the revolving line of credit in our insurance business as of December 31, 2023. The maximum borrowing capacity under the agreements as of December 31, 2024 and 2023 was $200.0 million.

On October 16, 2017, a subsidiary of Fortegra issued $125.0 million of 8.50% Fixed Rate Resetting Junior Subordinated Notes due October 2057. Substantially all of the net proceeds were used to repay the existing secured credit agreement at that time, which was terminated thereafter. Beginning on October 15, 2027, the Company may redeem the 2017 Notes at par plus accrued and unpaid interest.

On November 7, 2024, Fortegra issued $150.0 million of 9.25% Fixed Rate Resetting Junior Subordinated Notes due November 2064 (“the 2024 Notes”). The proceeds of the 2024 Notes were used to repay outstanding indebtedness under the Company’s credit agreement, for insurance company growth capital and general corporate purposes. Beginning on November 15, 2029, the Company may redeem the 2024 Notes at par plus accrued and unpaid interest.

On June 20, 2007, a subsidiary of Fortegra issued $35.0 million of preferred trust securities due June 15, 2037. Interest is payable quarterly at an interest rate of SOFR plus 4.10% plus a spread adjustment (previously, LIBOR plus 4.10%). The Company may redeem the preferred trust securities, in whole or in part, at a price equal to the full outstanding principal amount of such preferred trust securities outstanding plus accrued and unpaid interest.

Consolidated Comparison of Cash Flows

($ in thousands)	Year Ended December 31,
	2024	2023
Cash and cash equivalents provided by (used in):
Operating activities	$240,756	$71,452
Investing activities	(322,985)	(244,669)
Financing activities	6,287	113,406
Effect of exchange rate changes on cash	(355)	1,525
Change in cash, cash equivalents and restricted cash	$(76,297)	$(58,286)
Operating Activities

Cash provided by operating activities was $240.8 million for the year ended December 31, 2024. In 2024, the primary sources of cash from operating activities included growth in insurance premiums written resulting in increases in policy liabilities and unpaid claims, deferred revenues and unearned premiums, which were partially offset by increases in accounts receivable and prepaid reinsurance premiums and decreases in reinsurance payables, and other liabilities and accrued expenses.

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

Investing Activities

Cash used in investing activities was $323.0 million for the year ended December 31, 2024. In 2024, the primary use of cash was the purchases of investments outpacing proceeds from sales and maturities, in addition to the issuance of notes receivable exceeding proceeds from notes receivable.

Cash used in investing activities was $244.7 million for the year ended December 31, 2023. In 2023, the primary uses of cash were the purchases of investments outpacing the proceeds from the sale of investments, as well as the acquisition of Premia.

Financing Activities

Cash provided by financing activities was $6.3 million for the year ended December 31, 2024. In 2024, the cash provided was primarily from Fortegra’s issuance of $150.0 million of 9.25% Fixed Rate Resetting Junior Subordinated Notes due November 2064 (the “2024 Notes”), partially offset by repayments of its revolving line of credit of $130 million and the payment of common and preferred dividends.

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

Impairment

Goodwill and Intangible Assets, net

The initial measurement of goodwill and intangibles requires judgment concerning estimates of the fair value of the acquired assets and liabilities. Goodwill and indefinite-lived intangible assets are not amortized but subject to tests for impairment annually or if events or circumstances indicate it is more likely than not they may be impaired. Finite-lived intangible assets are subject to impairment if events or circumstances indicate a possible inability to realize the carrying amount. At both December 31, 2024 and 2023, we had two reporting units for goodwill impairment testing, of which the fair value significantly exceeded carrying value as of that date. See Note (9) Goodwill and Intangible Assets, net.

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

During the years ended December 31, 2024, 2023 and 2022, the Company experienced favorable prior year development of $0.6 million, $11.2 million and $0.9 million, respectively. In 2024, the $0.6 million favorable prior year development was primarily driven by lower than expected claims paid development in our commercial lines of business. In 2023, the $11.2 million favorable prior year development was primarily driven by lower than expected claims paid development in our commercial lines of business for the 2018 and 2020 accident years. In 2022, the $0.9 million favorable prior year development was primarily due to lower-than-expected claim severity in our commercial lines business.

Management considers the prior year development for all three years to be insignificant when considered in the context of our annual earned premiums, net as well as our net losses and loss adjustment expenses and member benefit claims expenses. For the year ended December 31, 2024, net losses and loss adjustment expenses were $722.2 million, which resulted to a loss ratio of 45.5%. Without the $0.6 million of favorable prior year development, the 2024 loss ratio would have been approximately 0.1% higher. For comparison, the 2023 and 2022 loss ratios were 40.1% and 37.7%, respectively. In general, the Company's loss ratio results have been predictable and consistent over time, with the increase over prior year periods driven by the product mix increasing toward lines with higher loss ratios and lower acquisition ratios. Actuarial estimates are subject to estimation variability, and while management uses its best judgment in establishing the estimate of required unpaid claims, different assumptions and variables could lead to significantly different unpaid claims estimates. The variability in these estimates can, and have in the past, been significant to pretax income.

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

If the actual level of loss frequency and severity are higher or lower than expected, the ultimate reserves required will be different than management’s estimate. Based on our actuarial analysis, we have determined that an aggregate change that is greater than 5% in loss frequency and loss severity is not reasonably likely given the Company’s low limit underwriting and low severity philosophies. The effect of higher and lower levels of loss frequency and severity on our ultimate costs for claims occurring in 2024 would be as follows:

Accident Year 2024 Sensitivity Test Change in Loss & Frequency & Severity on Ultimate
($ in millions)
Scenario	Ultimate Cost	Change
5% higher	$757	$36
3% higher	$743	$22
1% higher	$728	$7
Base scenario	$721	$—
1% lower	$714	$(7)

3% lower	$699	$(22)
5% lower	$685	$(36)

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

The Company evaluates whether all deferred acquisition costs are recoverable at year end, and considers investment income in the recoverability analysis for insurance policy related deferred acquisition costs. As a result of the Company’s evaluations, no write-offs for unrecoverable deferred acquisition costs were recognized during the years ended December 31, 2024 and 2023.

Amortization of deferred acquisition costs was $657.6 million, $583.6 million and $479.1 million for the years ended December 31, 2024, 2023, and 2022, respectively.

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
Service and Administrative Fees

The Company earns service and administrative fees from a variety of activities. Such fees are typically positively correlated with transaction volume and are recognized as revenue as they become both realized and earned. Revenues from contracts with customers were $341.5 million and $341.4 million for the years ended December 31, 2024 and 2023, respectively, and include auto and consumer goods service contracts, motor clubs, other service and administrative fees, vessel related revenue and management fee income. See Note (14) Revenue from Contracts with Customers for more detailed disclosure regarding these revenues.
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

For fixed rate debt, interest rate fluctuations generally affect the fair value of our liabilities, but do not impact our earnings. Therefore, interest rate risk does not have a significant impact on our fixed rate debt obligations until such obligations mature or until we elect to prepay and refinance such obligations. If interest rates have risen at the time our fixed rate debt matures or is refinanced, our future earnings could be adversely affected by additional borrowing costs. Conversely, lower interest rates at the time of maturity or refinancing may lower our overall interest expense. As of December 31, 2024, the Company’s insurance subsidiary had $125.0 million and $150.0 million of general purpose fixed rate debt outstanding maturing in 2057 and 2064, respectively.

For general purpose floating rate debt, interest rate fluctuations primarily affect interest expense and cash flows. If market interest rates rise, our earnings could be adversely affected by an increase in interest expense. In contrast, lower interest rates may reduce our interest expense and improve our earnings, except to the extent that our borrowings are subject to interest rate floors. The floating interest rate risk of asset based financing is generally offset as the financing and the purchased financial asset are generally subject to the same interest rate risk. As of December 31, 2024, the Company’s insurance subsidiary had $35.0 million of floating rate corporate debt with a weighted average rate of 9.5% compared to $165.0 million of floating rate corporate debt as of December 31, 2023, with a weighted average rate of 7.3%. For floating rate risk of other asset based financing such as borrowings to finance acquisitions of real estate, we generally hedge our exposure to the variability of the benchmark index with an interest rate swap. As of December 31, 2024 and 2023, Tiptree’s holding company had no general purpose floating rate debt as it was repaid in June 2022.

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

As of December 31, 2024, we had $1,157.3 million invested in interest bearing instruments, which represents 74.8% of the total investment portfolio (including cash and cash equivalents). The estimated effects of a hypothetical increase in interest rates of 100 bps would result in a decrease to the fair value of the portfolio by $38.7 million. As of December 31, 2023, we had $879.6 million invested in interest bearing instruments, which represented 66% of the total investment portfolio. The estimated effects of a hypothetical increase in interest rates of 100 bps would result in a decrease to the fair value of the portfolio by $26.8 million.

Credit Risk
We are exposed to credit risk in the form of available for sale securities, investments in loans, and other investments as follows:

($ in thousands)	As of December 31,
	2024	2023
Available for sale securities, at fair value (1)
Obligations of state and political subdivisions	$38,675	$45,459
Corporate securities	598,134	254,598
Asset backed securities	22,860	26,186
Certificates of deposit	1,145	1,724
Obligations of foreign governments	51,472	4,557
Loans, at fair value(2)
Corporate loans	10,272	11,218
Other investments(3)
Corporate bonds, at fair value	3,331	62,081
Debentures	25,320	25,648
Investment in credit fund	21,332	11,830
Other	—	7,201
Total	$772,541	$450,502
(1)    The Company also holds investments in U.S. Treasury securities and obligations of U.S. government authorities and agencies of $395.6 million and $470.1 million as of December 31, 2024 and 2023, respectively. These investments do not represent a credit risk and are excluded.
(2)    The Company also holds investments in mortgage loans held for sale of $71.1 million and $58.3 million as of December 31, 2024 and 2023, respectively. These investments do not represent a credit risk and are excluded.
(3)    The Company also holds other investments of $3.1 million and $4.3 million as of December 31, 2024 and 2023, respectively. These investments do not represent a credit risk and are excluded.
Credit risk within the Company’s investments represents the exposure to the adverse changes in the creditworthiness of individual investment holdings, issuers, groups of issuers, industries, and countries. Our policy is to invest in high-quality securities and to limit investments in the instruments that are either unrated or rated below investment grade. As of December 31, 2024 and 2023, 84% and 72%, respectively, of the investments subject to credit risk had investment grade ratings.
In addition, our mortgage business also underwrites mortgage loans for the purpose of selling them into the secondary market. Due to the relatively short holding period, the credit risk associated with mortgage loans held for sale is not expected to be significant.
See Note (6) Investments to the consolidated financial statements for more information regarding our investments in loans by type.

Market Risk
We are primarily exposed to market risk related to the following investments:

($ in thousands)	As of December 31, 2024			As of December 31, 2023
	Insurance	Tiptree Capital - Other	Total	Insurance	Tiptree Capital - Other	Total
Invesque	$—	$—	$—	$719	$3,442	$4,161
Exchange traded funds	5,075	—	5,075	1,349	—	1,349
Other equity securities	99,393	4,152	103,545	25,045	37,753	62,798
Total equity securities	$104,468	$4,152	$108,620	$27,113	$41,195	$68,308

A 10% increase or decrease in the fair value of such investments would result in $10.8 million and $6.8 million of unrealized gains and losses as of December 31, 2024 and 2023, respectively.
Foreign Currency Exchange Rate Risk
We have foreign currency exchange rate risk associated with certain assets and liabilities related to our foreign operations. At December 31, 2024 and 2023, 88% and 93%, respectively of our invested assets were denominated in United States (U.S.)

Dollars. At that date, the largest foreign currency denominated asset balances were fixed income securities denominated in British Pound Sterling and Euros reported within available for sale securities, at fair value. At December 31, 2024 and 2023, 87% and 92%, respectively, of our insurance subsidiary’s combined unpaid premiums and deferred revenue were denominated in U.S. Dollars.
Counterparty Risk
We are subject to counterparty risk to the extent that we engage in derivative activities for hedging or other purposes. As of December 31, 2024 and 2023, the total fair value of derivative assets subject to counterparty risk, including the effect of any legal right of offset, totaled $3.1 million and $4.0 million, respectively. We generally manage our counterparty risk to derivative counterparties by entering into contracts with counterparties of high credit quality.
Total reinsurance recoverables and prepaid reinsurance premiums were $2,039.1 million and $1,854.4 million of December 31, 2024 and 2023, respectively. Of those amounts, $835.3 million and $870.5 million, respectively, related to contracts with third-party captives in which we hold collateral or receive letters of credit in excess of the reinsurance receivables. The remainder is held with high quality reinsurers, substantially all of which have a rating of A or better by A.M. Best. As of December 31, 2024, the non-affiliated reinsurers from whom our insurance business has the largest reinsurance receivable balances represented $220.4 million, or 10.8% of the total, and included: Allianz Global Risks US Insurance Company (AM Best Rating: A+ rated), Allianz Reinsurance America, Inc. (AM Best Rating: A+ rated), and Ferian Re, LTD (AM Best Rating: Not Rated). Receivable balances from authorized reinsurers, such as the Allianz companies noted above, do not require collateral based on the authorized status of the parties. Receivable balances from unauthorized reinsurers are collateralized by assets on hand, assets held in trust accounts, and/or letters of credit. The Company monitors collateral values, authorization status, financial statements and AM Best ratings of its reinsurers periodically. As of December 31, 2024, the Company does not believe there is a risk of loss due to the concentration of credit risk in the reinsurance program given the related collateralization or reinsurer AM Best rating.

($ in thousands)	As of December 31,
	2024	2023
Third-party captives
Reinsurance receivables and prepaid reinsurance premiums	$835,331	$870,511
Collateral	$1,105,124	$1,035,728
% Collateralized	132%	119%
Professional Reinsurers
Reinsurance receivables and prepaid reinsurance premiums	$1,203,805	$983,900
Collateral	$350,871	$643,853
% Collateralized	29%	65%
Total
Reinsurance receivables and prepaid reinsurance premiums	$2,039,136	$1,854,410
Collateral	$1,455,995	$1,679,581
% Collateralized	71%	91%
We were also exposed to counterparty risk of approximately $286.3 million and $265.9 million as of December 31, 2024 and 2023, respectively, related to our retrospective commission arrangements; associated risks are offset by the Company’s contractual ability to withhold future commissions against the retrospective balances. In addition, we are exposed to counterparty risk of approximately $138.2 million and $134.1 million as of December 31, 2024 and 2023, respectively, related to our premium financing business. The risk associated with such arrangements is mitigated by the fact that we have the contractual ability to cancel the insurance policy and have premiums refunded to us by the insurer in the event of a counterparty default.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Tiptree Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Tiptree Inc. and subsidiaries (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income (loss), changes in stockholders’ equity, and cash flows, for each of the three years in the period ended December 31, 2024, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 3, 2025, expressed an unqualified opinion on the Company’s internal control over financial reporting.
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
March 3, 2025

We have served as the Company's auditor since 2017.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of Tiptree Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Tiptree Inc. and subsidiaries (the “Company”) as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2024, of the Company and our report dated March 3, 2025 expressed an unqualified opinion on those financial statements.
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

/s/ Deloitte & Touche LLP
New York, New York
March 3, 2025

TIPTREE INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(in thousands, except share data)

	As of December 31,
	2024	2023
Assets:
Investments:
Available for sale securities, at fair value, net of allowance for credit losses	$1,107,929	$802,609
Loans, at fair value	81,330	69,556
Equity securities	108,620	68,308
Other investments	53,084	111,088
Total investments	1,350,963	1,051,561
Cash and cash equivalents	320,067	468,711
Restricted cash	96,197	23,850
Notes and accounts receivable, net	799,131	684,608
Reinsurance recoverable	992,883	953,886
Prepaid reinsurance premiums	1,046,253	900,524
Deferred acquisition costs	565,872	565,746
Goodwill	206,706	206,155
Intangible assets, net	102,859	118,757
Other assets	213,858	165,515
Total assets	$5,694,789	$5,139,313

Liabilities and Stockholders’ Equity
Liabilities:
Debt, net	$427,089	$402,411
Unearned premiums	1,766,068	1,695,058
Policy liabilities and unpaid claims	1,298,081	844,848
Deferred revenue	695,772	673,085
Reinsurance payable	443,083	543,602
Other liabilities and accrued expenses	407,925	403,744
Total liabilities	$5,038,018	$4,562,748

Stockholders’ Equity:
Preferred stock: $0.001 par value, 100,000,000 shares authorized, none issued or outstanding	$—	$—
Common stock: $0.001 par value, 200,000,000 shares authorized, 37,255,838 and 36,756,187 shares issued and outstanding, respectively	37	37
Additional paid-in capital	389,693	382,239
Accumulated other comprehensive income (loss), net of tax	(27,750)	(26,073)
Retained earnings	95,718	60,663
Total Tiptree Inc. stockholders’ equity	457,698	416,866
Non-controlling interests:
Fortegra preferred interests	77,679	77,679
Common interests	121,394	82,020
Total non-controlling interests	199,073	159,699
Total stockholders’ equity	656,771	576,565
Total liabilities and stockholders’ equity	$5,694,789	$5,139,313

See accompanying notes to consolidated financial statements.

TIPTREE INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(in thousands, except share data)

	For the Year Ended December 31,
	2024	2023	2022
Revenues:
Earned premiums, net	$1,471,930	$1,127,834	$904,765
Service and administrative fees	405,193	395,969	320,720
Ceding commissions	15,384	14,915	13,880
Net investment income	32,976	26,674	12,219
Net realized and unrealized gains (losses)	50,569	24,736	69,983
Other revenue	66,802	58,903	76,185
Total revenues	2,042,854	1,649,031	1,397,752
Expenses:
Policy and contract benefits	841,207	601,794	452,605
Commission expense	648,819	603,033	522,686
Employee compensation and benefits	204,355	179,075	182,657
Interest expense	32,248	27,692	30,240
Depreciation and amortization	21,653	23,466	22,973
Other expenses	145,253	130,918	132,580
Total expenses	1,893,535	1,565,978	1,343,741
Income (loss) before taxes	149,319	83,053	54,011
Less: provision (benefit) for income taxes	61,652	43,056	50,450
Net income (loss)	87,667	39,997	3,561
Less: net income (loss) attributable to non-controlling interests	34,300	26,046	11,835
Net income (loss) attributable to common stockholders	$53,367	$13,951	$(8,274)

Net income (loss) per common share:
Basic earnings per share	$1.44	$0.38	$(0.23)
Diluted earnings per share	$1.30	$0.33	$(0.23)

Weighted average number of common shares:
Basic	36,872,706	36,693,204	35,531,149
Diluted	37,926,792	37,619,095	35,531,149

Dividends declared per common share	$0.49	$0.20	$0.16

See accompanying notes to consolidated financial statements.

TIPTREE INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Loss)
(in thousands)

	For the Year Ended December 31,
	2024	2023	2022
Net income (loss)	$87,667	$39,997	$3,561

Other comprehensive income (loss), net of tax:
Change in unrealized gains (losses) on available for sale securities	(1,012)	19,003	(55,290)
Change in unrealized currency translation adjustments	(2,431)	7,213	(7,351)
Related (provision) benefit for income taxes	891	(8,105)	14,973
Other comprehensive income (loss), net of tax	(2,552)	18,111	(47,668)
Comprehensive income (loss)	85,115	58,108	(44,107)
Less: comprehensive income (loss) attributable to non-controlling interests	33,425	30,801	8,104
Comprehensive income (loss) attributable to common stockholders	$51,690	$27,307	$(52,211)

See accompanying notes to consolidated financial statements.

TIPTREE INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders’ Equity
(in thousands, except share data)

	Common stock						Non-controlling interests
	Number of shares	Par value	Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings	Total Tiptree Inc. stockholders’ equity	Fortegra preferred interests	Common interests	Total stockholders' equity
Balance at December 31, 2021	34,124,153	$34	$317,459	$(2,685)	$68,146	$382,954	$—	$17,227	$400,181
Amortization of share-based incentive compensation	—	—	6,600	—	—	6,600	—	869	7,469
Vesting of share-based incentive compensation	292,548	—	(172)	—	—	(172)	—	(1,086)	(1,258)
Shares issued in exchange for vested subsidiary awards (1)	114,353	—	866	—	—	866	—	(1,047)	(181)
Shares purchased under stock purchase plan	(165,040)	—	(1,727)	—	—	(1,727)	—	—	(1,727)
Shares issued upon exercise of warrants	1,999,989	2	13,722	—	—	13,724	—	—	13,724
Shares issued upon exercise of options	19,296	—	—	—	—	—	—	—	—
Transfer of liability awards	—	—	4,847	—	—	4,847	—	—	4,847
WP Transaction	—	—	41,092	7,193	—	48,285	77,679	41,044	167,008
Non-controlling interest contributions	—	—	—	—	—	—	—	250	250
Non-controlling interest distributions	—	—	—	—	—	—	—	(3,939)	(3,939)
Net change in non-controlling interests and other	—	—	(42)	—	—	(42)	—	491	449
Common stock dividends declared	—	—	—	—	(5,759)	(5,759)	—	—	(5,759)
Other comprehensive income (loss), net of tax	—	—	—	(43,937)	—	(43,937)	—	(3,731)	(47,668)
Subsidiary preferred dividends declared	—	—	—	—	(3,384)	(3,384)	—	—	(3,384)
Net income (loss)	—	—	—	—	(4,890)	(4,890)	—	8,451	3,561
Balance at December 31, 2022	36,385,299	$36	$382,645	$(39,429)	$54,113	$397,365	$77,679	$58,529	$533,573
Amortization of share-based incentive compensation	—	—	5,845	—	—	5,845	—	1,863	7,708
Vesting of share-based incentive compensation	315,881	1	(250)	—	—	(249)	—	(470)	(719)
Shares issued upon exercise of options	55,007	—	—	—	—	—	—	—	—
Non-controlling interest distributions	—	—	(1,751)	—	—	(1,751)	—	(3,208)	(4,959)
Net change in non-controlling interests and other	—	—	(4,250)	—	—	(4,250)	—	905	(3,345)
Common stock dividends declared	—	—	—	—	(7,401)	(7,401)	—	—	(7,401)
Other comprehensive income (loss), net of tax	—	—	—	13,356	—	13,356	—	4,755	18,111
Subsidiary preferred dividends declared	—	—	—	—	(6,400)	(6,400)	—	—	(6,400)
Net income (loss)	—	—	—	—	20,351	20,351	—	19,646	39,997
Balance at December 31, 2023	36,756,187	$37	$382,239	$(26,073)	$60,663	$416,866	$77,679	$82,020	$576,565
Amortization of share-based incentive compensation	—	—	8,407	—	—	8,407	—	3,475	11,882
Vesting of share-based incentive compensation	499,651	—	(953)	—	—	(953)	—	(752)	(1,705)
Non-controlling interest contributions	—	—	—	—	—	—	—	9,956	9,956
Non-controlling interest distributions	—	—	—	—	—	—	—	(644)	(644)
Net change in non-controlling interests and other	—	—	—	—	—	—	—	332	332
Common stock dividends declared	—	—	—	—	(18,312)	(18,312)	—	—	(18,312)
Other comprehensive income (loss), net of tax	—	—	—	(1,677)	—	(1,677)	—	(875)	(2,552)
Subsidiary preferred dividends declared	—	—	—	—	(6,418)	(6,418)	—	—	(6,418)
Net income (loss)	—	—	—	—	59,785	59,785	—	27,882	87,667
Balance at December 31, 2024	37,255,838	$37	$389,693	$(27,750)	$95,718	$457,698	$77,679	$121,394	$656,771
(1) Exchange included $181 in cash.

TIPTREE INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders’ Equity
(in thousands, except share data)

See accompanying notes to consolidated financial statements.

TIPTREE INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(in thousands)

	For the Year Ended December 31,
	2024	2023	2022
Operating Activities:
Net income (loss) attributable to common stockholders	$53,367	$13,951	$(8,274)
Net income (loss) attributable to non-controlling interests	34,300	26,046	11,835
Net income (loss)	87,667	39,997	3,561
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Net realized and unrealized (gains) losses	(50,569)	(24,736)	(69,983)
Net (gain) loss on held for sale of business	—	—	(3,825)
Non-cash compensation expense	17,721	8,275	9,705
Amortization/accretion of premiums and discounts	(6,002)	(7,556)	976
Depreciation and amortization expense	21,653	23,466	22,973
Non-cash lease expense	7,815	7,951	9,301
Deferred provision (benefit) for income taxes	31,141	37,024	47,548
Amortization of deferred financing costs	1,213	1,125	1,341
Change in fair value of liability classified warrants	7,436	(1,769)	(939)
Other	434	148	1,137
Changes in operating assets and liabilities:
Mortgage loans originated for sale	(946,183)	(876,914)	(2,136,005)
Proceeds from the sale of mortgage loans originated for sale	975,186	903,354	2,403,223
(Increase) decrease in notes and accounts receivable	(110,947)	(160,501)	(13,227)
(Increase) decrease in reinsurance recoverable	(38,997)	(505,700)	(203,874)
(Increase) decrease in prepaid reinsurance premiums	(145,729)	(175,054)	(91,380)
(Increase) decrease in deferred acquisition costs	(126)	(65,404)	(119,552)
(Increase) decrease in other assets	(5,646)	20,921	7,463
Increase (decrease) in unearned premiums	71,010	337,622	233,484
Increase (decrease) in policy liabilities and unpaid claims	453,233	277,655	235,490
Increase (decrease) in deferred revenue	22,687	14,613	113,899
Increase (decrease) in reinsurance payable	(100,519)	238,505	39,528
Increase (decrease) in other liabilities and accrued expenses	(51,722)	(21,570)	(27,771)
Net cash provided by (used in) operating activities	240,756	71,452	463,073
Investing Activities:
Purchases of investments	(955,296)	(1,492,227)	(1,197,383)
Proceeds from sales and maturities of investments	642,820	1,296,337	1,260,594
Purchases of property, plant and equipment	(4,031)	(14,030)	(10,727)
Proceeds from the sale of businesses and other assets	—	—	742
Proceeds from notes receivable	101,063	117,834	85,435
Issuance of notes receivable	(107,541)	(132,857)	(114,187)
Business and asset acquisitions, net of cash and deposits	—	(19,726)	(14,960)
Net cash provided by (used in) investing activities	(322,985)	(244,669)	9,514
Financing Activities:
Dividends paid	(24,818)	(13,731)	(7,775)
Cash received for the exercise of warrants	—	—	13,724
Net non-controlling interest (redemptions) contributions and other	7,641	(14,783)	(5,590)
Issuance of Fortegra Common Stock	—	—	98,433
Issuance of Fortegra Warrants	—	—	13,101
Issuance of Fortegra Additional Warrants (Warburg)	—	—	6,230
Issuance of Fortegra Preferred Stock	—	—	83,486
Payment of WP Transaction costs	—	—	(12,910)
Payment of debt issuance costs	(7,140)	(1,487)	(1,380)
Proceeds from borrowings and mortgage notes payable	1,235,881	1,431,526	2,365,320
Principal paydowns of borrowings and mortgage notes payable	(1,205,277)	(1,288,119)	(2,666,098)
Repurchases of common stock and other changes in additional paid-in capital	—	—	(1,727)
Net cash provided by (used in) financing activities	6,287	113,406	(115,186)

TIPTREE INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(in thousands)

	For the Year Ended December 31,
Effect of exchange rate changes on cash	(355)	1,525	(1,828)
Net increase (decrease) in cash, cash equivalents and restricted cash	(76,297)	(58,286)	355,573
Cash, cash equivalents and restricted cash – beginning of period	492,561	550,847	195,086
Cash, cash equivalents and restricted cash – beginning of period - held for sale	—	—	9,360
Cash, cash equivalents and restricted cash – end of period	416,264	492,561	560,019
Less: Reclassification of cash to held for sale	—	—	9,172
Cash, cash equivalents and restricted cash – end of period	$416,264	$492,561	$550,847
Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest expense	$28,708	$26,513	$29,442
Cash (received) paid during the period for income taxes	$15,291	$(15,178)	$2,259
Supplemental Schedule of Non-Cash Investing and Financing Activities:
Right of use asset obtained in exchange for lease liability	$2,062	$3,338	$14,698
Bonds and trade receivables exchanged for corporate loans and equity securities	$—	$—	$19,846
Shares issued in exchange for vested subsidiary awards	$—	$—	$866
	As of December 31,
Reconciliation of cash, cash equivalents and restricted cash	2024	2023	2022
Cash and cash equivalents	$320,067	$468,711	$538,065
Restricted cash	96,197	23,850	12,782
Total cash, cash equivalents and restricted cash shown in the statements of cash flows	$416,264	$492,561	$550,847
See accompanying notes to consolidated financial statements.

TIPTREE INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2024
(in thousands, except share data)

(1) Organization

Tiptree Inc. (together with its consolidated subsidiaries, collectively, Tiptree, the Company, or we) is a Maryland Corporation that was incorporated on March 19, 2007. Tiptree’s common stock trades on the Nasdaq Capital Market under the symbol “TIPT.” Tiptree is a holding company that allocates capital across a broad spectrum of businesses, assets and other investments. We classify our business into two reportable segments: Insurance and Mortgage. We refer to our non-insurance operations, assets and other investments, which is comprised of our Mortgage reportable segment and our non-reportable segments and other business activities, as Tiptree Capital.

As of December 31, 2024, Fortegra was owned approximately 79.1% by Tiptree Holdings, 17.7% by Warburg and 3.2% by management and directors of Fortegra, before giving effect to the exercise of outstanding warrants and management options, and the conversion of outstanding preferred stock. See Note (17) Stockholders' Equity for additional information.

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

TIPTREE INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2024
(in thousands, except share data)

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

The availability of observable inputs can vary depending on the financial asset or liability and is affected by a wide variety of factors, including, for example, the type of instrument, whether the instrument is new, whether the instrument is traded on an active exchange or in the secondary market, and the current market conditions. To the extent that valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. Accordingly, the degree of judgment exercised by the Company in determining fair value is greatest for

TIPTREE INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2024
(in thousands, except share data)

instruments categorized within Level 3 of the fair value hierarchy. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, for disclosure purposes, the level in the fair value hierarchy within which the fair value measurement in its entirety is determined based on the lowest level input that is significant to the fair value measurement in its entirety. Tiptree’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and the consideration of factors specific to the instrument. From time to time, Tiptree’s assets and liabilities will transfer between one level to another level. It is Tiptree’s policy to recognize transfers between different levels at the end of each reporting period.

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

TIPTREE INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2024
(in thousands, except share data)

Income Taxes

Deferred tax assets and liabilities are determined using the asset and liability method. Under this method, deferred tax assets and liabilities are established for future tax consequences of temporary differences between the financial statement carrying amounts of assets and liabilities and their tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the year in which those temporary differences are expected to reverse. A valuation allowance is established when necessary to reduce a deferred tax asset to the amount expected to be realized. Several of the Company’s subsidiaries file state tax returns on a standalone basis. As of June 21, 2022, Fortegra began filing federal and state tax returns on a stand-alone basis. These U.S. federal and state income tax returns, when filed, will be subject to examination by the Internal Revenue Service and state departments of revenue. The Company’s non-domestic subsidiaries file income tax returns in their respective local jurisdictions. See Note (20) Income Taxes.

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

See Note (22) Earnings Per Share, for EPS computations.

Investments

The Company records all investment transactions on a trade‑date basis. Realized gains (losses) are determined using the specific-identification method. The Company classifies its investments in debt securities as available for sale, trading or held-to-maturity based on the Company’s intent and ability to hold the debt security to maturity. The Company did not have any held-to-maturity securities at December 31, 2024 and 2023. See Note (6) Investments.

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
December 31, 2024
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
December 31, 2024
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

Deferred Acquisition Costs

The Company defers certain costs of acquiring new and renewal insurance policies and other products as follows within the Company’s insurance business. Amortization of deferred acquisition costs was $657,599, $583,589, and $479,125 for the years ended December 31, 2024, 2023 and 2022, respectively.

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

TIPTREE INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2024
(in thousands, except share data)

The Company evaluates whether all deferred acquisition costs are recoverable at year end, and considers investment income in the recoverability analysis for insurance policy related deferred acquisition costs. As a result of the Company’s evaluations, no write-offs for unrecoverable deferred acquisition costs were recognized during the years ended December 31, 2024, 2023 and 2022.

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

Unearned Premiums

Premiums written are earned over the life of the respective policy using pro rata, Rule of 78’s, modified Rule of 78’s, or other methods as appropriate for the contract. Unearned premiums represent the portion of premiums that will be earned in the future. A premium deficiency reserve is recorded if anticipated losses, loss adjustment expenses, deferred acquisition costs and policy maintenance costs exceed the recorded unearned premium reserve and anticipated investment income. As of December 31, 2024 and 2023, no deficiency reserves were recorded.

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

TIPTREE INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2024
(in thousands, except share data)

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

In accordance with applicable statutory insurance company regulations, the Company’s recorded unpaid claims reserves are evaluated by appointed independent third-party actuaries, who perform this function in compliance with the Standards of Practice and Codes of Conduct of the American Academy of Actuaries. The independent actuaries perform their actuarial analyses annually and prepare opinions, statements, and reports documenting their determinations. For December 31, 2024 and 2023, our appointed independent third-party actuaries found the Company’s reserves to be adequate.

Deferred Revenue

Deferred revenues represent the portion of income that will be earned in the future attributable to motor club memberships and non-insurance service contracts that are earned over the respective contract periods using pro rata, Rule of 78’s, modified Rule of 78’s, or other methods as appropriate for the contract. A deficiency reserve would be recorded if anticipated contract benefits, deferred acquisition costs and contract service costs exceed the recorded deferred revenues and anticipated investment income. As of December 31, 2024 and 2023, no deficiency reserves were recorded.

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

TIPTREE INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2024
(in thousands, except share data)

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
December 31, 2024
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
		December 31, 2024	The amendments were implemented into the Segment footnote for enhanced disclosures.
2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting and 2022-06 Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848
	The amendments in these updates provide optional guidance for a limited period to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. The amendments provide optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform if certain criteria are met.	October 1, 2024	The amendments do not have a material impact to the Company’s consolidated financial statements.

Recently Issued Accounting Pronouncements, Not Yet Adopted

Accounting Standard Update	Description	Adoption Date	Impact on Financial Statements
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
		The amendments in this update are effective for annual periods beginning after December 15, 2024.	The Company expects to adopt this guidance, when required, which will enhance our income tax disclosures.
2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses	The amendments in this Update require disclosure, in the notes to financial statements, of specified information about certain costs and expenses. The amendments require that at each interim and annual reporting period an entity:
1. Disclose the amounts of relevant expense and within which expense caption the relevent expense is presented on the face of the income statement within continuing operations.
2. Include certain amounts that are already required to be disclosed under current generally accepted accounting principles (GAAP) in the same disclosure as the other disaggregation requirements.
3. Disclose a qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively.
	4. Disclose the total amount of selling expenses and, in annual reporting periods, an entity’s definition of selling expenses.	The amendments in this update are effective for annual reporting periods beginning after December 15, 2026.	The Company expects to adopt this guidance when required, with minimal impact to our financials and disclosures.

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
December 31, 2024
(in thousands, except share data)

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

(4) Dispositions and Assets and Liabilities Held for Sale

Dispositions

As of December 31, 2024, all tanker and dry-bulk vessels had been sold. During the year ended December 31, 2022, the Company completed the sale of the remaining three dry bulk vessels and two product tankers from its maritime shipping operations. In 2022, the Company recognized a net gain of $34,803, based on proceeds of $116,678 plus final settlement of assets. The transactions did not meet the requirements to be classified as discontinued operations.

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
Luxury’s earnings had no impact on net income (loss) attributable to common stockholders for the years ended December 31, 2024, 2023 and 2022.

(5) Operating Segment Data

Tiptree is a holding company that allocates capital across a broad spectrum of businesses, assets and other investments. Tiptree’s principal operating subsidiary, Fortegra, is a provider of specialty insurance, service contract products and related service solutions. Based on the quantitative analysis performed related to Accounting Standard Codification (ASC) 280, Segment Reporting, our reportable segments are Insurance and Mortgage. We refer to our non-insurance operations, assets and other investments, comprised of our Mortgage reportable segment and our non-reportable operating segments and other business activities, as Tiptree Capital. Corporate activities include holding company interest expense, employee compensation and benefits, and other expenses.

For the years ended December 31, 2024, 2023 and 2022, the Chief Operating Decision Maker (CODM) was the Executive Committee of the Company, comprised of the Executive Chairman and Chief Executive Officer. The CODM uses the information provided, such as pre-tax income by segment, below to allocate resources and assess performance. Our reportable segments’ income or loss is reported before income taxes and non-controlling interests. Segment results incorporate the revenues and expenses of these subsidiaries since they commenced operations or were acquired. Intercompany transactions are eliminated.

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

TIPTREE INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2024
(in thousands, except share data)

Tiptree Capital:

Mortgage operations are conducted through Reliance. The Company’s mortgage business originates loans for sale to institutional investors, including GSEs and FHA/VA and services loans on behalf of Fannie Mae, Freddie Mac, and Ginnie Mae.

Other includes our asset manager, Tiptree Advisors, other investments, and our maritime shipping operations for prior year periods.

The tables below present the components of total assets, revenue, expense and income (loss) before taxes for our reportable segments and other business activities for the following periods:

	For the Year Ended December 31, 2024
	Insurance	Mortgage	Segments subtotal	Other	Corporate	Total
Total assets	$5,432,987	$202,664	$5,635,651	$36,818	$22,320	$5,694,789

Revenues:
Earned premiums, net	$1,471,930	$—	$1,471,930	$—	$—	$1,471,930
Service and administrative fees	405,193	—	405,193	—	—	405,193
Ceding commissions	15,384	—	15,384	—	—	15,384
Net investment income	32,976	—	32,976	—	—	32,976
Net realized and unrealized gains (losses)	8,496	42,978	51,474	(905)	—	50,569
Other revenue	39,730	22,936	62,666	4,136	—	66,802
Total revenues	1,973,709	65,914	$2,039,623	3,231	—	2,042,854
Expenses:
Policy and contract benefits	841,207	—	841,207	—	—	841,207
Commission expense	648,819	—	648,819	—	—	648,819
Employee compensation and benefits	137,743	37,452	175,195	515	28,645	204,355
Interest expense	30,247	2,001	32,248	—	—	32,248
Depreciation and amortization	19,860	343	20,203	—	1,450	21,653
Other expenses	112,675	21,393	134,068	2,879	8,306	145,253
Total expense	1,790,551	61,189	1,851,740	3,394	38,401	1,893,535
Income (loss) before taxes	183,158	4,725	187,883	(163)	(38,401)	149,319
Less: provision (benefit) for income taxes						61,652
Net income (loss)						87,667
Less: net income (loss) attributable to non-controlling interests						34,300
Net income (loss) attributable to common stockholders						$53,367

TIPTREE INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2024
(in thousands, except share data)

	For the Year Ended December 31, 2023
	Insurance	Mortgage	Segments subtotal	Other	Corporate	Total
Total assets	$4,835,685	$160,147	$4,995,832	$126,624	$16,857	$5,139,313

Revenues:
Earned premiums, net	$1,127,834	$—	$1,127,834	$—	$—	$1,127,834
Service and administrative fees	395,969	—	395,969	—	—	395,969
Ceding commissions	14,915	—	14,915	—	—	14,915
Net investment income	26,674	—	26,674	—	—	26,674
Net realized and unrealized gains (losses)	(4,207)	34,232	30,025	(5,289)	—	24,736
Other revenue	31,885	19,632	51,517	7,386	—	58,903
Total revenues	1,593,070	53,864	1,646,934	2,097	—	1,649,031
Expenses:
Policy and contract benefits	601,794	—	601,794	—	—	601,794
Commission expense	603,033	—	603,033	—	—	603,033
Employee compensation and benefits	114,341	34,040	148,381	579	30,115	179,075
Interest expense	25,836	1,856	27,692	—	—	27,692
Depreciation and amortization	21,425	617	22,042	97	1,327	23,466
Other expenses	96,825	20,636	117,461	4,685	8,772	130,918
Total expense	1,463,254	57,149	1,520,403	5,361	40,214	1,565,978
Income (loss) before taxes	129,816	(3,285)	126,531	(3,264)	(40,214)	83,053
Less: provision (benefit) for income taxes						43,056
Net income (loss)						39,997
Less: net income (loss) attributable to non-controlling interests						26,046
Net income (loss) attributable to common stockholders						$13,951

TIPTREE INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2024
(in thousands, except share data)

	For the Year Ended December 31, 2022
	Insurance	Mortgage	Segments subtotal	Other	Corporate	Total
Revenues:
Earned premiums, net	$904,765	$—	$904,765	$—	$—	$904,765
Service and administrative fees	320,720	—	320,720	—	—	320,720
Ceding commissions	13,880	—	13,880	—	—	13,880
Net investment income	12,219	—	12,219	—	—	12,219
Net realized and unrealized gains (losses)	(20,347)	51,345	30,998	38,985	—	69,983
Other revenue	17,559	18,901	36,460	39,725	—	76,185
Total revenues	1,248,796	70,246	1,319,042	78,710	—	1,397,752
Expenses:
Policy and contract benefits	452,605	—	452,605	—	—	452,605
Commission expense	522,686	—	522,686	—	—	522,686
Employee compensation and benefits	87,918	41,637	129,555	25,914	27,188	182,657
Interest expense	20,054	1,631	21,685	4,330	4,225	30,240
Depreciation and amortization	18,551	799	19,350	2,816	807	22,973
Other expenses	78,832	25,305	104,137	14,247	14,196	132,580
Total expense	1,180,646	69,372	1,250,018	47,307	46,416	1,343,741
Income (loss) before taxes	68,150	874	69,024	31,403	(46,416)	54,011
Less: provision (benefit) for income taxes						50,450
Net income (loss)						3,561
Less: net income (loss) attributable to non-controlling interests						11,835
Net income (loss) attributable to common stockholders						$(8,274)

The Company conducts its operations primarily in the U.S. with 4.5%, 6.0% and 8.8% of total revenues generated overseas for the years ended December 31, 2024, 2023 and 2022, respectively.

TIPTREE INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2024
(in thousands, except share data)

(6) Investments

The following table presents the Company’s investments related to insurance operations and other Tiptree investing activities, measured at fair value as of the following periods:

	As of December 31, 2024
		Tiptree Capital
	Insurance	Mortgage	Other	Total
Available for sale securities, at fair value, net of allowance for credit losses	$1,097,057	$—	$10,872	$1,107,929
Loans, at fair value	10,272	71,058	—	81,330
Equity securities	104,468	—	4,152	108,620
Other investments	49,983	3,101	—	53,084
Total investments	$1,261,780	$74,159	$15,024	$1,350,963

	As of December 31, 2023
		Tiptree Capital
	Insurance	Mortgage	Other	Total
Available for sale securities, at fair value, net of allowance for credit losses	$772,135	$—	$30,474	$802,609
Loans, at fair value	11,218	58,338	—	69,556
Equity securities	27,113	—	41,195	68,308
Other investments	106,760	3,931	397	111,088
Total investments	$917,226	$62,269	$72,066	$1,051,561

Available for Sale Securities, at fair value

A majority of the Company’s investments in Available for Sale Securities, at fair value, net of allowance for credit losses (AFS securities) as of December 31, 2024 and 2023 are held by subsidiaries in the insurance segment. The following tables present the Company’s investments in AFS securities:

	As of December 31, 2024
	Amortized cost	Allowance for credit losses(1)	Gross unrealized gains	Gross unrealized losses	Fair value
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$426,002	$—	$611	$(30,970)	$395,643
Obligations of state and political subdivisions	41,593	(1)	—	(2,917)	38,675
Corporate securities	605,517	(3,157)	3,177	(7,403)	598,134
Asset backed securities	25,455	(68)	4	(2,531)	22,860
Certificates of deposit	1,145	—	—	—	1,145
Obligations of foreign governments	51,857	(1)	—	(384)	51,472
Total	$1,151,569	$(3,227)	$3,792	$(44,205)	$1,107,929

TIPTREE INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2024
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

	As of
	December 31, 2024		December 31, 2023
	Amortized cost	Fair value	Amortized cost	Fair value
Due in one year or less	$250,036	$249,392	$247,613	$246,489
Due after one year through five years	438,322	430,597	318,763	307,423
Due after five years through ten years	223,969	201,948	46,377	39,221
Due after ten years	213,787	203,132	200,130	183,290
Asset backed securities	25,455	22,860	29,275	26,186
Total	$1,151,569	$1,107,929	$842,158	$802,609

The following tables present the gross unrealized losses on AFS securities by length of time that individual AFS securities have been in a continuous unrealized loss position for less than twelve months, and twelve months or greater and do not have an allowance for credit losses:

	As of December 31, 2024
	Less Than or Equal to One Year			More Than One Year
	Fair value	Gross unrealized losses	# of Securities(1)	Fair value	Gross unrealized losses	# of Securities(1)
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$118,269	$(4,359)	612	$176,083	$(26,611)	570
Obligations of state and political subdivisions	5,856	(77)	147	31,769	(2,840)	96
Corporate securities	293,224	(2,156)	958	103,002	(5,247)	385
Asset backed securities	—	—	—	21,756	(2,531)	130
Obligations of foreign governments	48,346	(266)	15	1,273	(118)	6
Total	$465,695	$(6,858)	1,732	$333,883	$(37,347)	1,187

TIPTREE INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2024
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
(1)    Presented in whole numbers.

Management believes that it is more likely than not that the Company will be able to hold the fixed maturity AFS securities that were in an unrealized loss position as of December 31, 2024 until full recovery of their amortized cost basis.

The table below presents a roll-forward of the activity in the allowance for credit losses on AFS securities by type as of December 31, 2024:

	Obligations of state and political subdivisions	Corporate securities	Asset backed securities	Obligations of foreign governments	Total
Balance at December 31, 2022	$(3)	$(183)	$(1)	$(3)	$(190)
(Increase) in allowance for credit losses	—	(33)	(10)	—	(43)
Additions for AFS securities purchased with credit deterioration during the year	—	(2)	—	—	(2)
Reduction in credit losses due to AFS securities sold during the year	—	1	—	—	1
Gains from recoveries of amounts previously written off	2	144	1	3	150
Balance at December 31, 2023	$(1)	$(73)	$(10)	$—	$(84)
(Increase) in allowance for credit losses	—	(98)	(59)	—	(157)
Additions for AFS securities purchased with credit deterioration during the year	—	(3,013)	—	(1)	(3,014)
Reduction in credit losses due to AFS securities sold during the year	—	2	—	—	2
Gains from recoveries of amounts previously written off	—	25	1	—	26
Balance at December 31, 2024	$(1)	$(3,157)	$(68)	$(1)	$(3,227)

The Company applies a discounted cash flow model, based on assumptions and model outputs provided by an investment management company, in determining its lifetime expected credit losses on AFS securities. This includes determining the present value of expected future cash flows discounted at the book yield of the security.

The table below presents the amount of gains from recoveries (credit losses, including Current Expected Credit Losses (CECL)) on AFS securities recorded by the Company for the following period:

	For the Year Ended December 31,
	2024	2023	2022
Net gains from recoveries (credit losses) on AFS securities	$(3,153)	$106	$55

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

TIPTREE INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2024
(in thousands, except share data)

	As of December 31,
	2024	2023
Fair value of restricted investments in trust pursuant to reinsurance agreements	$16,503	$49,735
Fair value of restricted investments for special deposits required by state insurance departments	28,980	16,694
Total fair value of restricted investments	$45,483	$66,429

The following table presents additional information on the Company’s AFS securities:

	For the Year Ended December 31,
	2024	2023	2022
Purchases of AFS securities	$703,855	$622,045	$233,541

Proceeds from maturities, calls and prepayments of AFS securities	$345,504	$370,586	$77,703

Gross proceeds from sales of AFS securities	$50,811	$89,906	$63,066

The following table presents the gross realized gains and gross realized losses from sales and redemptions of AFS securities:

	For the Year Ended December 31,
	2024	2023	2022
Gross realized gains	$529	$225	$1,543
Gross realized (losses)	$(1,023)	(3,056)	(184)
Total net realized gains (losses) from investment sales and redemptions	$(494)	$(2,831)	$1,359

TIPTREE INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2024
(in thousands, except share data)

Loans, at fair value

The following table presents the Company’s investments in loans measured at fair value and the Company’s investments in loans measured at fair value pledged as collateral:

	As of December 31, 2024				As of December 31, 2023
	Fair value	Unpaid principal balance (UPB)	Fair value exceeds / (below) UPB	Pledged as collateral	Fair value	Unpaid principal balance (UPB)	Fair value exceeds / (below) UPB	Pledged as collateral
Insurance:
Corporate loans (1)	$10,272	$12,927	$(2,655)	$—	$11,218	$14,671	$(3,453)	$—
Mortgage:
Mortgage loans held for sale (2)	71,058	70,074	984	70,361	58,338	56,481	1,857	57,248
Total loans, at fair value	$81,330	$83,001	$(1,671)	$70,361	$69,556	$71,152	$(1,596)	$57,248
(1)    The cost basis of Corporate loans was approximately $12,927 and $14,671 at December 31, 2024 and 2023, respectively.
(2)    As of December 31, 2024, there were three mortgage loans held for sale that were 90 days or more past due. As of December 31, 2023, there were three mortgage loans held for sale that were 90 days or more past due.

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

	As of December 31, 2024
	Insurance		Tiptree Capital - Other		Total
	Cost	Fair Value	Cost	Fair Value	Cost	Fair Value
Exchange traded funds	$4,997	$5,075	$—	$—	$4,997	$5,075
Other equity securities	100,738	99,393	4,967	4,152	105,705	103,545
Total equity securities	$105,735	$104,468	$4,967	$4,152	$110,702	$108,620

	As of December 31, 2023
	Insurance		Tiptree Capital - Other		Total
	Cost	Fair Value	Cost	Fair Value	Cost	Fair Value
Invesque	$23,339	$719	$111,490	$3,442	$134,829	$4,161
Exchange traded funds	1,339	1,349	—	—	1,339	1,349
Other equity securities	22,741	25,045	29,942	37,753	52,683	62,798
Total equity securities	$47,419	$27,113	$141,432	$41,195	$188,851	$68,308

Other Investments

The following table contains information regarding the Company’s other investments, measured at fair value, as of the following periods:

	As of December 31, 2024
		Tiptree Capital
	Insurance	Mortgage	Other	Total
Corporate bonds (1)	$3,331	$—	$—	$3,331
Debentures	25,320	—	—	25,320
Investment in credit fund	21,332	—	—	21,332
Other	—	3,101	—	3,101
Total other investments	$49,983	$3,101	$—	$53,084

TIPTREE INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2024
(in thousands, except share data)

	As of December 31, 2023
		Tiptree Capital
	Insurance	Mortgage	Other	Total
Corporate bonds (1)	$62,081	$—	$—	$62,081
Debentures	25,648	—	—	25,648
Investment in credit fund	11,830	—	—	11,830
Other	7,201	3,931	397	11,529
Total other investments	$106,760	$3,931	$397	$111,088
(1) The cost basis of corporate bonds was $3,139 and $59,315 as of December 31, 2024 and 2023, respectively.

Net Investment Income - Insurance

Net investment income represents investment income and expense from investments related to insurance operations as disclosed within net investment income on the consolidated statements of operations. The following table presents the components of net investment income by source of income:

	For the Year Ended December 31,
	2024	2023	2022
Interest:
AFS securities	$32,712	$22,783	$11,262
Loans, at fair value	344	716	780
Other investments	6,264	8,311	5,346
Dividends from equity securities	1,131	1,398	1,398
Subtotal	40,451	33,208	18,786
Less: investment expenses	7,475	6,534	6,567
Net investment income	$32,976	$26,674	$12,219

Other Investment Income - Tiptree Capital
Other investment income represents revenue from non-insurance activities as disclosed within other revenue on the consolidated statements of operations, see Note (16) Other Revenue and Other Expenses. The following tables present the components of other investment income by type:

	For the Year Ended December 31,
	2024	2023	2022
Interest income from Loans, at fair value (1)	$3,876	$3,111	$5,384
Loan fee income (1)	18,775	16,449	18,132
Other	3,222	4,703	30,144
Other investment income	$25,873	$24,263	$53,660
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

	For the Year Ended December 31,
	2024	2023	2022
Net realized gains (losses)
Insurance:
Reclass of unrealized gains (losses) on AFS securities from OCI	$(494)	$(2,830)	$1,359
Net gains from recoveries (credit losses) on AFS securities	—	106	55
Net realized gains (losses) on loans	58	(2,826)	(1,505)

TIPTREE INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2024
(in thousands, except share data)

Net realized gains (losses) on equity securities (1)	(8,352)	(2,937)	(4,231)
Net realized gains (losses) on corporate bonds	3,419	(3,065)	(3,542)
Other	(873)	993	(2,432)
Tiptree Capital
Mortgage:
Net realized gains (losses) on loans	47,135	39,288	38,608
Other	(433)	1,413	16,942
Other:
Net realized gains (losses) on loans (2)	—	—	24,403
Net realized gains on vessel sales	—	—	34,803
Net realized gains (losses) on equity securities (1)	(98,529)	—	—
Other	—	—	761
Total net realized gains (losses)	$(58,069)	$30,142	$105,221

Net unrealized gains (losses)
Insurance:
Net change in unrealized gains (losses) on loans	$798	$(1,733)	$117
Net gains from recoveries (credit losses) on AFS securities	(3,153)	—	—
Net unrealized gains (losses) on equity securities held at period end	(2,187)	923	(6,462)
Reclass of unrealized (gains) losses from prior periods for equity securities sold (1)	20,923	357	(142)
Other	(1,643)	6,805	(3,564)
Tiptree Capital
Mortgage:
Net change in unrealized gains (losses) on loans	(873)	687	(2,049)
Other	(2,851)	(7,156)	(2,156)
Other:
Net change in unrealized gains (losses) on loans (2)	—	—	(4,513)
Net unrealized gains (losses) on equity securities held at period end	(866)	(1,531)	(16,015)
Reclass of unrealized (gains) losses from prior periods for equity securities sold (1)	100,289	—	—
Other	(1,799)	(3,758)	(454)
Total net unrealized gains (losses)	108,638	(5,406)	(35,238)
Total net realized and unrealized gains (losses)	$50,569	$24,736	$69,983
(1) On April 15, 2024, the Company sold its 16.98 million shares of Invesque for $625 of proceeds resulting in a realized loss of $134,204.
(2) Relates to Loans, at fair value classified as Held for Sale for the periods prior to July 1, 2022

(7) Notes and Accounts Receivable, net

The following table presents the total notes and accounts receivable, net:

	As of December 31,
	2024	2023
Accounts and premiums receivable, net	$341,613	$260,383
Retrospective commissions receivable	286,314	265,918
Notes receivable, net	138,162	134,131
Other receivables	33,042	24,176
Total notes and accounts receivable, net	$799,131	$684,608

The following table presents the total valuation allowance and bad debt expense for the following periods:

TIPTREE INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2024
(in thousands, except share data)

	Valuation allowance		Bad Debt Expense
	As of		Year Ended December 31,
	December 31, 2024	December 31, 2023	2024	2023	2022
Notes receivable, net - premium financing program (1)	$26	$46	$121	$119	$141

Accounts and premiums receivable, net	$294	$66	$313	$18	$56
(1)    As of December 31, 2024 and 2023, there were $37 and $219 in balances classified as 90 days plus past due, respectively.

(8) Reinsurance Recoverable and Prepaid Reinsurance Premiums

The following table presents the effect of reinsurance on premiums written and earned by our insurance business for the following periods:

	Direct Amount	Ceded to Other Companies	Assumed from Other Companies	Net Amount	Percentage of Amount - Assumed to Net
As of December 31, 2024
Life insurance in force	$5,866,501	$2,681,480	$—	$3,185,021

Year Ended December 31, 2024
Premiums written:
Life insurance	$74,640	$36,709	$246	$38,177	0.6%
Accident and health insurance	125,506	84,405	10,210	51,311	19.9%
Property and liability insurance	1,993,900	1,159,475	515,039	1,349,464	38.2%
Total premiums written	$2,194,046	$1,280,589	$525,495	$1,438,952	36.5%

Premiums earned:
Life insurance	$81,197	$40,628	$357	$40,926	0.9%
Accident and health insurance	132,018	87,984	10,177	54,211	18.8%
Property and liability insurance	1,816,092	1,015,707	576,408	1,376,793	41.9%
Total premiums earned	$2,029,307	$1,144,319	$586,942	$1,471,930	39.9%

As of December 31, 2023
Life insurance in force	$5,909,645	$2,806,307	$—	$3,103,338

Year Ended December 31, 2023
Premiums written:
Life insurance	$80,597	$40,925	$289	$39,961	0.7%
Accident and health insurance	131,006	89,627	6,176	47,555	13.0%
Property and liability insurance	1,684,907	935,077	482,602	1,232,432	39.2%
Total premiums written	$1,896,510	$1,065,629	$489,067	$1,319,948	37.1%

Premiums earned:
Life insurance	$82,514	$41,248	$274	$41,540	0.7%
Accident and health insurance	137,868	94,905	6,215	49,178	12.6%
Property and liability insurance	1,407,659	768,762	398,219	1,037,116	38.4%
Total premiums earned	$1,628,041	$904,915	$404,708	$1,127,834	35.9%

TIPTREE INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2024
(in thousands, except share data)

	Direct Amount	Ceded to Other Companies	Assumed from Other Companies	Net Amount	Percentage of Amount - Assumed to Net
As of December 31, 2022
Life insurance in force	$6,139,755	$2,892,889	$—	$3,246,866

Year Ended December 31, 2022
Premiums written:
Life insurance	$88,430	$41,218	$193	$47,405	0.4%
Accident and health insurance	142,132	96,923	7,519	52,728	14.3%
Property and liability insurance	1,284,543	661,871	366,585	989,257	37.1%
Total premiums written	$1,515,105	$800,012	$374,297	$1,089,390	34.4%

Premiums earned:
Life insurance	82,730	41,359	522	41,893	1.2%
Accident and health insurance	141,662	96,725	7,734	52,671	14.7%
Property and liability insurance	1,090,744	582,711	302,168	810,201	37.3%
Total premiums earned	$1,315,136	$720,795	$310,424	$904,765	34.3%

The following table presents the components of policy and contract benefits, including the effect of reinsurance on losses and loss adjustment expenses (LAE) incurred:

	Direct Amount	Ceded to Other Companies	Assumed from Other Companies	Net Amount	Percentage of Amount - Assumed to Net
Year Ended December 31, 2024
Losses and LAE Incurred
Life insurance	$42,411	$23,856	$(5)	$18,550	—%
Accident and health insurance	22,686	16,439	10,511	16,758	62.7%
Property and liability insurance	893,373	563,101	356,610	686,882	51.9%
Total losses and LAE incurred	$958,470	$603,396	$367,116	$722,190	50.8%
	Member benefit claims (1)			119,017
	Total policy and contract benefits			$841,207
Year Ended December 31, 2023
Losses and LAE Incurred
Life insurance	$46,595	$25,120	$122	$21,597	0.6%
Accident and health insurance	23,694	17,867	5,608	11,435	49.0%
Property and liability insurance	647,840	438,953	240,587	449,474	53.5%
Total losses and LAE incurred	$718,129	$481,940	$246,317	$482,506	51.0%
	Member benefit claims (1)			119,288
	Total policy and contract benefits			$601,794
Year Ended December 31, 2022
Losses and LAE Incurred
Life insurance	$52,186	$28,214	$504	$24,476	2.1%
Accident and health insurance	29,221	21,860	6,780	14,141	47.9%
Property and liability insurance	447,294	307,052	182,742	322,984	56.6%
Total losses and LAE incurred	$528,701	$357,126	$190,026	$361,601	52.6%
	Member benefit claims (1)			91,004
	Total policy and contract benefits			$452,605
(1) Member benefit claims are not covered by reinsurance.

TIPTREE INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2024
(in thousands, except share data)

The following table presents the components of the reinsurance recoverable:

	As of December 31,
	2024	2023
Ceded claim reserves:
Life insurance	$4,621	$4,733
Accident and health insurance	24,836	22,660
Property and liability insurance	607,250	420,894
Total ceded claim reserves recoverable	636,707	448,287
Other reinsurance settlements recoverable	356,176	505,599
Total reinsurance recoverable	$992,883	$953,886

The following table presents the components of prepaid reinsurance premiums:

	As of December 31,
	2024	2023
Prepaid reinsurance premiums:
Life insurance (1)	$71,427	$74,815
Accident and health insurance (1)	72,840	76,440
Property and liability insurance	901,986	749,269
Total prepaid reinsurance premiums	$1,046,253	$900,524
(1)    Including policyholder account balances ceded.
The following table presents the aggregate amount included in reinsurance receivables that is comprised of the three largest receivable balances from non-affiliated reinsurers:

As of December 31, 2024
Total of the three largest receivable balances from non-affiliated reinsurers	$220,418

As of December 31, 2024, the non-affiliated reinsurers from whom our insurance business has the largest receivable balances were: Allianz Global Risks US Insurance Company (AM Best Rating: A+ rated), Allianz Reinsurance America, Inc. (AM Best Rating: A+ rated), and Ferian Re, LTD (AM Best Rating: Not Rated). Receivable balances from authorized reinsurers, such as the Allianz companies noted above, do not require collateral based on the authorized status of the parties. Receivable balances from unauthorized reinsurers are collateralized by assets on hand, assets held in trust accounts, and/or letters of credit. The Company monitors collateral values, authorization status, financial statements and AM Best ratings of its reinsurers periodically. As of December 31, 2024, the Company does not believe there is a risk of loss due to the concentration of credit risk in the reinsurance program given the related collateralization or reinsurer AM Best rating.

TIPTREE INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2024
(in thousands, except share data)

(9) Goodwill and Intangible Assets, net

The following table presents identifiable finite and indefinite-lived intangible assets, accumulated amortization, and goodwill by operating segment and/or reporting unit, as appropriate:

	As of December 31, 2024			As of December 31, 2023
Finite-Lived Intangible Assets:	Insurance	Other	Total	Insurance	Other	Total

Customer relationships	$162,520	$—	$162,520	$162,844	$—	$162,844
Accumulated amortization	(87,610)	—	(87,610)	(74,776)	—	(74,776)
Trade names	16,202	800	17,002	16,227	800	17,027
Accumulated amortization	(9,869)	(760)	(10,629)	(8,452)	(680)	(9,132)
Software licensing	17,238	640	17,878	17,372	640	18,012
Accumulated amortization	(10,705)	(640)	(11,345)	(9,891)	(640)	(10,531)
Insurance policies and contracts acquired	36,500	—	36,500	36,500	—	36,500
Accumulated amortization	(36,500)	—	(36,500)	(36,500)	—	(36,500)
Other	1,081	—	1,081	1,088	—	1,088
Accumulated amortization	(799)	—	(799)	(536)	—	(536)
Total finite-lived intangible assets	88,058	40	88,098	103,876	120	103,996
Indefinite-Lived Intangible Assets: (1)
Insurance licensing agreements	13,761	—	13,761	13,761	—	13,761
Other	—	1,000	1,000	—	1,000	1,000
Total indefinite-lived intangible assets	13,761	1,000	14,761	13,761	1,000	14,761
Total intangible assets, net	$101,819	$1,040	$102,859	$117,637	$1,120	$118,757

Goodwill	204,998	1,708	206,706	204,447	1,708	206,155
Total goodwill and intangible assets, net	$306,817	$2,748	$309,565	$322,084	$2,828	$324,912
(1)    Impairment tests are performed at least annually on indefinite-lived intangible assets.

Goodwill

The following table presents the activity in goodwill, by operating segment and/or reporting unit, as appropriate, and includes the adjustments made to the balance of goodwill to reflect the effect of the final valuation adjustments made for acquisitions, as well as the reduction to any goodwill attributable to impairment related charges:

	Insurance	Other	Total
Balance at December 31, 2022	$184,900	$1,708	$186,608
Goodwill acquired (1)	18,359	—	18,359
Foreign currency translation and other	1,188	—	1,188
Balance at December 31, 2023	$204,447	$1,708	$206,155
Foreign currency translation and other	551	—	551
Balance at December 31, 2024	$204,998	$1,708	$206,706
(1)    See Note (3) Acquisitions for more information.

The Company conducts annual impairment tests of its goodwill as of October 1. For the years ended December 31, 2024, 2023 and 2022, no impairments were recorded on the Company’s goodwill. There was no accumulated impairment recorded in the goodwill balance as of December 31, 2024.

TIPTREE INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2024
(in thousands, except share data)

Intangible Assets, net

The following table presents the activity, by operating segment and/or reporting unit, as appropriate, in finite and indefinite-lived other intangible assets and includes the adjustments made to the balance to reflect the effect of any final valuation adjustments made for acquisitions, as well as any reduction attributable to impairment-related charges:

	Insurance	Other	Total
Balance at December 31, 2022	$115,087	$1,928	$117,015
Intangible assets acquired (1)	18,152	—	18,152
Amortization expense	(16,921)	(80)	(17,001)
Foreign currency translation and other	1,319	—	1,319
Impairment	—	(728)	(728)
Balance at December 31, 2023	$117,637	$1,120	$118,757
Amortization expense	(15,413)	(80)	(15,493)
Foreign currency translation and other	(405)	—	(405)
Balance at December 31, 2024	$101,819	$1,040	$102,859
(1)    See Note (3) Acquisitions for more information.

The following table presents the amortization expense on finite-lived intangible assets for the following periods:

	For the Year Ended December 31,
	2024	2023	2022
Amortization expense on intangible assets	$15,493	$17,001	$16,355

For the years ended December 31, 2024 and 2022, no impairments were recorded on the Company’s intangible assets. For the year ended December 31, 2023, the Company partially impaired its other indefinite lived intangible assets as a result of oversupply of fishing licenses which has driven valuations lower. The Company’s accumulated impairment on intangible assets was $728 as of December 31, 2024.

The following table presents the amortization expense on finite-lived intangible assets for the next five years and thereafter by operating segment and/or reporting unit, as appropriate:

	As of December 31, 2024
	Insurance (1)	Other	Total
2025	$13,240	$40	$13,280
2026	10,894	—	10,894
2027	9,543	—	9,543
2028	8,341	—	8,341
2029	7,292	—	7,292
2030 and thereafter	38,809	—	38,809
Total	$88,119	$40	$88,159
(1)    Does not include foreign currency translation adjustment of $(61) as of December 31, 2024.

(10) Derivative Financial Instruments and Hedging

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

TIPTREE INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2024
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

The following table presents the gross notional and fair value amounts of derivatives (on a gross basis) categorized by underlying risk:

	As of December 31, 2024			As of December 31, 2023
	Notional values	Asset derivatives	Liability derivatives	Notional values	Asset derivatives	Liability derivatives
Interest rate lock commitments	$105,898	$2,257	$—	$129,675	$3,818	$—
Forward delivery contracts	26,090	33	54	19,675	9	98
TBA mortgage-backed securities	133,200	811	115	139,000	104	815
Fortegra Additional Warrants (Warburg)(1)	—	—	10,958	—	—	3,522
Other	—	—	—	24,346	52	68
Total	$265,188	$3,101	$11,127	$312,696	$3,983	$4,503
(1) See Note (17) Stockholders' Equity for additional information.

TIPTREE INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2024
(in thousands, except share data)

(11) Debt, net

The following table presents the balance of the Company’s debt obligations, net of discounts and deferred financing costs for our corporate and asset based debt. Asset based debt is generally recourse only to specific assets and related cash flows.

	As of December 31, 2024
Corporate debt	Insurance	Mortgage	Total
Secured revolving credit agreements (1)	$—	$—	$—
Preferred trust securities (SOFR + 4.10% + spread adjustment (2))	35,000	—	35,000
8.50% Junior subordinated notes	125,000	—	125,000
9.25% Junior subordinated notes	150,000	—	150,000
Total corporate debt	310,000	—	310,000

Asset based debt
Asset based revolving financing (SOFR + 2.75%)	63,699	—	63,699
Residential mortgage warehouse borrowings (1.75% to 3.30% over SOFR) (3)(4)	—	68,394	68,394
Total asset based debt	63,699	68,394	132,093
Total debt, face value	373,699	68,394	442,093
Unamortized deferred financing costs	(14,957)	(47)	(15,004)
Total debt, net	$358,742	$68,347	$427,089

	As of December 31, 2023
Corporate debt	Insurance	Mortgage	Total
Secured revolving credit agreements (1)	$130,000	$—	$130,000
Preferred trust securities (LIBOR + 4.10%)	35,000	—	35,000
8.50% Junior subordinated notes	125,000	—	125,000
Total corporate debt	290,000	—	290,000

Asset based debt
Asset based revolving financing (SOFR + 2.75%)	67,138	—	67,138
Residential mortgage warehouse borrowings (1.75% to 2.75% over SOFR) (3)(4)	—	54,350	54,350
Total asset based debt	67,138	54,350	121,488
Total debt, face value	357,138	54,350	411,488
Unamortized deferred financing costs	(8,950)	(127)	(9,077)
Total debt, net	$348,188	$54,223	$402,411
(1)    The secured credit agreements include separate tranches with multiple rate structures that are adjustable based on Fortegra’s senior leverage ratio, which as of December 31, 2024 and 2023 was SOFR + 1.50%.
(2)    Previously based on 3-month LIBOR, now SOFR plus the tenor spread adjustment of 0.26%, in accordance with the Adjustable Interest Rate (LIBOR) Act of 2021.
(3)    As of December 31, 2024, included (i) a $50,000 line of credit at 1.75%, 2.00% and 2.50% over the one month SOFR rate, (ii) a $25,000 line of credit at 1.75% over the one month SOFR rate, with a floor of 2.75%, (iii) a $30,000 line of credit at 1.875% over the one month SOFR rate and (iv) a $10,000 line of credit at 3.30% over the one month SOFR rate. As of December 31, 2023, included (i) a $50,000 line of credit at 1.75%, 2.00% and 2.50% over the one month SOFR rate, and (ii) a $65,000 line of credit at 1.75%, 2.25% and 2.75% over the one month SOFR rate, with a floor of 4.00%. The balance credit rate on the $50,000 line of credit was 25 basis points lower than the floor.
(4)    The weighted average coupon rate for residential mortgage warehouse borrowings was 6.25% and 7.15% at December 31, 2024 and 2023, respectively.

The following table presents the amount of interest expense the Company incurred on its debt for the following periods:

	For the Year Ended December 31,
	2024	2023	2022
Interest expense - corporate debt	$24,145	$19,531	$19,290
Interest expense - asset based debt	8,103	8,161	10,950
Total interest expense on debt	$32,248	$27,692	$30,240

TIPTREE INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2024
(in thousands, except share data)

The following table presents the contractual principal payments and future maturities of the unpaid principal balance on the Company’s debt for the following periods:

As of December 31, 2024
2025	$68,394
2026	63,699
2027	—
2028	—
2029	—
2030 and thereafter	310,000
Total	$442,093

The following narrative is a summary of certain terms of our debt agreements for the year ended December 31, 2024:
Corporate Debt

Secured Revolving Credit Agreements

As of December 31, 2024, no borrowings were outstanding as compared to $130,000 outstanding under the revolving line of credit in our insurance business as of December 31, 2023. The maximum borrowing capacity under the agreements as of December 31, 2024 and 2023 was $200,000.

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

Junior Subordinated Notes

On October 16, 2017, a subsidiary of Fortegra issued $125,000 of 8.50% Fixed Rate Resetting Junior Subordinated Notes due October 2057 (the “2017 Notes”). Substantially all of the net proceeds were used to repay the existing secured credit agreement at that time, which was terminated thereafter. Beginning on October 15, 2027, the Company may redeem the 2017 Notes at par plus accrued and unpaid interest.

On November 7, 2024, Fortegra issued $150,000 of 9.25% Fixed Rate Resetting Junior Subordinated Notes due November 2064 (the “2024 Notes”). The proceeds of the 2024 Notes were used to repay outstanding indebtedness under the Company’s credit agreement, for insurance company growth capital and general corporate purposes. Beginning on November 15, 2029, the Company may redeem the 2024 Notes at par plus accrued and unpaid interest.

Each of the 2017 Notes and 2024 Notes are unsecured obligations of the issuer and rank in right of payment and upon liquidation, junior to all of the issuer’s current and future senior indebtedness. The 2017 Notes and 2024 Notes are pari passu with each other. Each of the 2017 Notes and 2024 Notes are guaranteed jointly and severally by certain subsidiaries of Fortegra and Fortegra is a guarantor of the 2017 Notes. So long as no event of default has occurred and is continuing, all or part of the interest payments on the 2017 Notes and 2024 Notes can be deferred on one or more occasions for up to five consecutive years per deferral period. The 2017 Notes and 2024 Notes contain customary financial covenants that require, among other items, maximum leverage and limitations on restricted payments under certain circumstances.

TIPTREE INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2024
(in thousands, except share data)

Preferred Trust Securities

On June 20, 2007, a subsidiary of Fortegra issued $35,000 of preferred trust securities due June 15, 2037. Interest is payable quarterly at an interest rate of SOFR plus 4.10% plus a spread adjustment (previously, LIBOR plus 4.10%). The Company may redeem the preferred trust securities, in whole or in part, at a price equal to the full outstanding principal amount of such preferred trust securities outstanding plus accrued and unpaid interest.

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

As of December 31, 2024 and 2023, a total of $63,699 and $67,138, respectively, was outstanding under the borrowing related to our premium finance offerings in our insurance business.

Residential Mortgage Warehouse Borrowings

As of December 31, 2024, our mortgage business had three warehouse lines of credit with three separate lending partners totaling $105,000 of borrowing capacity. The $50,000 line of credit matures in August 2025, the $25,000 line of credit matures in June 2025, and the $30,000 line of credit matures in February 2025.

As of December 31, 2024 and 2023, a total of $68,394 and $54,350, respectively, was outstanding under such financing agreements.
Mortgage Servicing Rights (MSR) Line of Credit

As of December 31, 2024, our mortgage business had a MSR line of credit totaling $10,000 of borrowing capacity at 3.30% over SOFR, with no borrowings outstanding at the end of the period.

Vessel-Backed Term Loan

The remaining balance of the vessel backed term loan totaling $13,050 was fully repaid at a discount during May 2022, for a net gain of $1,168 during the year ended 2022.

TIPTREE INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2024
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
December 31, 2024
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

The remaining derivatives are generally comprised of a combination of swaps, currency forwards and options, which are generally classified as Level 2 in the fair value hierarchy. In addition, the Fortegra Additional Warrants (Warburg) are a derivative liability and classified as Level 3 in the fair value hierarchy. See Note (17) Stockholders' Equity for additional information regarding the Fortegra Additional Warrants.

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

TIPTREE INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2024
(in thousands, except share data)

The following tables present the Company’s fair value hierarchies for financial assets and liabilities, measured on a recurring basis:

	As of December 31, 2024
	Quoted prices in active markets Level 1	Other significant observable inputs Level 2	Significant unobservable inputs Level 3	Fair value
Assets:
Available for sale securities, at fair value:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$—	$395,643	$—	$395,643
Obligations of state and political subdivisions	—	38,675	—	38,675
Obligations of foreign governments	—	51,472	—	51,472
Certificates of deposit	1,145	—	—	1,145
Asset backed securities	—	22,860	—	22,860
Corporate securities	—	598,134	—	598,134
Total available for sale securities, at fair value	1,145	1,106,784	—	1,107,929

Loans, at fair value:
Corporate loans	—	—	10,272	10,272
Mortgage loans held for sale	—	71,058	—	71,058
Total loans, at fair value	—	71,058	10,272	81,330

Equity securities:
Exchange traded funds	5,075	—	—	5,075
Other equity securities	95,360	—	8,185	103,545
Total equity securities	100,435	—	8,185	108,620

Other investments, at fair value:
Corporate bonds	—	3,331	—	3,331
Derivative assets	—	834	2,267	3,101
Other	—	21,332	—	21,332
Total other investments, at fair value	—	25,497	2,267	27,764

Mortgage servicing rights (1)	—	—	42,611	42,611

Total	$101,580	$1,203,339	$63,335	$1,368,254

Liabilities: (2)
Derivative liabilities	$—	$143	$26	$169
Fortegra Additional Warrants (Warburg)	—	—	10,958	10,958
Contingent consideration payable	—	—	1,779	1,779
Total	$—	$143	$12,763	$12,906
(1)    Included in other assets. See Note (15) Other Assets and Other Liabilities and Accrued Expenses.
(2)    Included in other liabilities and accrued expenses. See Note (15) Other Assets and Other Liabilities and Accrued Expenses.

TIPTREE INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2024
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
December 31, 2024
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

The following table presents additional information about assets that are measured at fair value on a recurring basis for which the Company has utilized Level 3 inputs to determine fair value for the following periods:

	For the Year Ended December 31,
	2024	2023
Balance at January 1,	$61,565	$63,590
Net realized and unrealized gains or losses included in:
Earnings	6,311	(4,825)
OCI	75	2,569
Origination of IRLCs	39,761	43,875
Purchases	—	31
Sales and repayments	—	(6)
Distributions	(3,055)	—
Conversions to mortgage loans held for sale	(41,322)	(43,709)
Transfer out of Level 3	—	(41)
Conversions to real estate owned	—	81
Balance at December 31,	$63,335	$61,565

Changes in unrealized gains (losses) included in earnings related to assets still held at period end	$6,311	$(4,824)
Changes in unrealized gains (losses) included in OCI related to assets still held at period end	$75	$2,569
The following table presents the range and weighted average (WA) used to develop significant unobservable inputs for the fair value measurements of Level 3 assets and liabilities:

	As of December 31,		Valuation technique	Unobservable input(s)	As of December 31,
	2024	2023			2024				2023
Assets	Fair value				Range			WA (1)	Range			WA (1)
IRLCs	$2,257	$3,818	Internal model	Pull through rate	45%	to	95%	60%	45%	to	95%	59%
Mortgage servicing rights	42,611	40,836	External model	Discount rate	10%	to	15%	11%	10%	to	13%	11%
				Cost to service	$65	to	$3,000	$133	$65	to	$3,000	$113
				Prepayment speed	3%	to	87%	9%	3%	to	82%	9%
Equity securities	8,185	7,726	Internal model	Forecast EBITDAR	$1,422,000	to	$1,604,000	N/A	$1,039,000	to	$1,422,000	N/A
Corporate loans	10,272	9,167	External model	Bid marks	$78	to	$81	$80	$71	to	$75	$73
Total	$63,325	$61,547

Liabilities
Fortegra Additional Warrants (Warburg)	$10,958	$3,522	External Model	Discount rate	3%	to	5%	3.4%	3%	to	5%	3.8%
				Implied Equity Volatility	40%	to	50%	45%	40%	to	50%	45%
Contingent consideration payable	1,779	2,604	Cash Flow model	Forecast Cash EBITDA	$2,500	to	$4,000	N/A	$2,500	to	$4,000	N/A
				Forecast Underwriting EBITDA	$—	to	$2,000	N/A	$—	to	$2,000	N/A
Total	$12,737	$6,126

(1)    Unobservable inputs were weighted by the relative fair value of the instruments.

TIPTREE INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2024
(in thousands, except share data)

The following table presents the carrying amounts and estimated fair values of financial assets and liabilities that are not recorded at fair value and their respective levels within the fair value hierarchy:

	As of December 31, 2024			As of December 31, 2023
	Level within fair value hierarchy	Fair value	Carrying value	Level within fair value hierarchy	Fair value	Carrying value
Assets:
Debentures	2	$25,320	$25,320	2	$25,648	$25,648
Notes receivable, net	2	138,162	138,162	2	134,131	134,131
Total assets		$163,482	$163,482		$159,779	$159,779

Liabilities:
Debt	3	$439,906	$442,093	3	$406,801	$411,488
Total liabilities		$439,906	$442,093		$406,801	$411,488
Debentures: Since interest rates on debentures are at current market rates for similar credit risks, the carrying amount approximates fair value. These values are net of allowance for doubtful accounts. See Note (6) Investments.

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
December 31, 2024
(in thousands, except share data)

(13) Liability for Unpaid Claims and Claim Adjustment Expenses

Roll forward of Claim Liability

The following table presents the activity in the net liability for unpaid losses and allocated loss adjustment expenses of short duration contracts for the following periods:

	For the Year Ended December 31,
	2024	2023
Policy liabilities and unpaid claims balance as of January 1,	$844,848	$567,193
Less: liabilities of policy-holder account balances, gross	(878)	(1,923)
Less: non-insurance warranty benefit claim liabilities	(2,103)	(140)
Gross liabilities for unpaid losses and loss adjustment expenses	841,867	565,130
Less: reinsurance recoverable on unpaid losses - short duration	(448,117)	(266,889)
Less: other lines, gross	(295)	(184)
Net balance as of January 1, short duration	393,455	298,057

Incurred (short duration) related to:
Current year	720,544	493,187
Prior years	(624)	(11,187)
Total incurred	719,920	482,000

Paid (short duration) related to:
Current year	342,708	234,723
Prior years	112,457	151,879
Total paid	$455,165	$386,602

Net balance as of December 31, short duration	$658,210	$393,455
Plus: reinsurance recoverable on unpaid losses - short duration	636,300	448,117
Plus: other lines, gross	430	295
Gross liabilities for unpaid losses and loss adjustment expenses	1,294,940	841,867
Plus: liabilities of policy-holder account balances, gross	304	878
Plus: non-insurance warranty benefit claim liabilities	2,837	2,103
Policy liabilities and unpaid claims balance as of December 31,	$1,298,081	$844,848

The following schedule reconciles the total amount of losses incurred on short duration contracts per the table above to the amount of total losses incurred as presented in the consolidated statements of operations, excluding the amount for member benefit claims:

	For the Year Ended December 31,
	2024	2023	2022
Short duration incurred	$719,920	$482,000	$360,604
Other lines incurred	53	30	354
Unallocated loss adjustment expenses	2,217	476	643
Total losses incurred	$722,190	$482,506	$361,601
During the year ended December 31, 2024, the Company experienced favorable prior year development of $624, as a result of lower-than-expected losses in its commercial lines of business.

During the year ended December 31, 2023, the Company experienced favorable prior year development of $11,187, primarily driven by lower-than-expected claims paid development in our commercial lines of business for the 2018 and 2020 accident years.

During the year ended December 31, 2022, the Company experienced favorable prior year development of $858, primarily as

TIPTREE INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2024
(in thousands, except share data)

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

The favorable prior year development of $624 in the year ended December 31, 2024 represented 0.3% of our insurance business income before taxes of $183,158 and 0.2% of the opening net liability for losses and loss adjustment expenses of $393,455, as of January 1, 2024.

The favorable prior year development of $11,187 in the year ended December 31, 2023 represented 8.6% of our insurance business income before taxes of $129,816, and 3.8% of the opening net liability for losses and loss adjustment expenses of $298,057, as of January 1, 2023.

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

TIPTREE INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2024
(in thousands, except share data)

Incurred and Paid Development

The following table presents information about incurred and paid loss development and average claim duration as of December 31, 2024, net of reinsurance, as well as cumulative claim frequency and the total of IBNR liabilities plus expected development on reported claims included within the net incurred claims amounts. The cumulative number of reported claims represents open claims, claims closed with payment, and claims closed without payment. It does not include an estimated count of unreported claims. The number of claims is measured by claim event. The Company considers a claim that does not result in a liability as a claim closed without payment.

Incurred Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance											As of December 31, 2024
	For the Years Ended December 31,										Total of IBNR Liabilities Plus Expected Development of Reported Claims	Cumulative Number of Reported Claims
	Unaudited
Accident Year	2015	2016	2017	2018	2019	2020	2021	2022	2023	2024
2015	59,579	57,470	57,588	57,815	58,141	58,194	58,248	58,285	58,309	58,310	$—	178
2016		84,178	87,290	87,993	88,615	89,629	89,981	89,516	89,579	89,578	$78	257
2017			103,306	104,898	105,601	105,787	106,446	106,517	106,592	106,602	$132	326
2018				129,352	133,225	133,158	134,392	123,228	118,721	118,579	$1,413	399
2019					144,925	149,166	151,772	153,325	151,994	153,959	$1,818	424
2020						172,007	169,706	165,820	163,363	165,719	$5,660	351
2021							250,300	263,249	263,226	267,229	$3,404	521
2022								361,462	358,434	361,888	$23,430	591
2023									493,187	480,960	$95,758	591
2024										720,544	$297,589	608
									Total	$2,523,368

Cumulative Paid Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance
	For the Years Ended December 31,
	Unaudited
Accident Year	2015	2016	2017	2018	2019	2020	2021	2022	2023	2024
2015	41,578	56,445	57,130	57,610	58,096	58,175	58,243	58,274	58,307	58,310
2016		62,989	84,185	86,531	88,482	88,976	89,474	89,286	89,390	89,404
2017			84,493	102,620	105,075	105,852	106,402	106,249	106,416	106,430
2018				105,740	112,619	114,490	115,407	114,756	115,500	115,606
2019					122,348	128,787	132,747	131,885	134,261	138,104
2020						127,721	129,832	132,997	138,004	141,942
2021							174,334	224,193	234,328	240,056
2022								165,710	299,064	315,309
2023									234,723	317,289
2024										342,708
									Total	$1,865,158
All outstanding liabilities before 2015 net of reinsurance										—
Liabilities for loss and loss adjustment expenses, net of reinsurance										$658,210

Duration

The following table presents supplementary information about average historical claims duration as of December 31, 2024 for short duration contracts:

Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance (Unaudited)
Years	1	2	3	4	5	6	7	8	9	10
Short duration	67.4%	16.7%	2.6%	1.3%	0.9%	0.7%	—%	0.1%	—%	—%

TIPTREE INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2024
(in thousands, except share data)

Reconciliation of Reserves to Balance Sheet

The following table presents a reconciliation of net outstanding liabilities for unpaid loss and loss adjustment expenses of short-duration contracts to the consolidated balance sheets value of policy liabilities and unpaid claims:

As of December 31, 2024
Net outstanding liabilities:
Short duration	$658,210
Insurance lines other than short duration	23
Total liabilities for unpaid losses and loss adjustment expenses, net of reinsurance	658,233

Reinsurance recoverable on unpaid losses and loss adjustment expenses:
Short duration	636,300
Other insurance lines	407
Total reinsurance recoverable on unpaid losses and loss adjustment expenses	636,707

Total gross liability for unpaid losses and loss adjustment expenses	1,294,940
Liabilities of policy-holder account balances, gross	304
Non-insurance warranty benefit claim liabilities	2,837
Total policy liabilities and unpaid claims	$1,298,081

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

The following table presents the disaggregated amounts of revenue from contracts with customers by product type for the following periods:

	For the Year Ended December 31,
	2024	2023	2022
Service and Administrative Fees:
Service contract revenue	$294,504	$289,660	$210,817
Motor club revenue	43,258	46,394	53,346
Other	3,707	5,305	36,060
Revenue from contracts with customers	$341,469	$341,359	$300,223

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

We do not disclose information about remaining performance obligations pertaining to contracts that have an original expected duration of one year or less. The transaction price allocated to remaining unsatisfied or partially unsatisfied performance obligations with an original expected duration exceeding one year was not material as of December 31, 2024.

TIPTREE INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2024
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

The following table presents the activity in the deferred assets and liabilities related to revenue from contracts with customers for the following period:

	January 1, 2024			December 31, 2024
	Beginning balance	Additions	Amortization	Ending balance
Deferred acquisition costs
Service and Administrative Fees:
Service contract revenue	$201,903	$101,037	$91,534	$211,406
Motor club revenue	16,636	30,120	33,852	12,904
Total	$218,539	$131,157	$125,386	$224,310

Deferred revenue
Service and Administrative Fees:
Service contract revenue	$605,425	$306,712	$294,504	$617,633
Motor club revenue	21,677	38,327	43,258	16,746
Other	—	3,696	3,696	—
Total	$627,102	$348,735	$341,458	$634,379

For the periods presented, no write-offs for unrecoverable deferred acquisition costs and deferred revenue were recognized.

(15) Other Assets and Other Liabilities and Accrued Expenses

Other Assets

The following table presents the components of other assets as reported in the consolidated balance sheets:

	As of December 31,
	2024	2023
Accrued investment income	$12,415	$6,269
Loans eligible for repurchase	56,279	32,183
Mortgage servicing rights	42,611	40,836
Right of use assets - operating leases (1)	27,816	31,469
Income tax receivable	1,976	1,275
Furniture, fixtures and equipment, net	27,321	29,624
Due from broker/trustee	28,327	—
Prepaid expenses	12,481	12,985
Other	4,632	10,874
Total other assets	$213,858	$165,515
(1) See Note (21) Commitments and Contingencies for additional information.

The following table presents the depreciation expense related to furniture, fixtures and equipment for the following periods:

	For the Year Ended December 31,
	2024	2023	2022
Depreciation expense related to furniture, fixtures and equipment	$6,161	$6,370	$3,954

TIPTREE INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2024
(in thousands, except share data)

Other Liabilities and Accrued Expenses

The following table presents the components of other liabilities and accrued expenses as reported in the consolidated balance sheets:

	As of December 31,
	2024	2023
Accounts payable and accrued expenses	$83,287	$114,568
Loans eligible for repurchase liability	56,279	32,183
Deferred tax liabilities, net	170,802	139,845
Operating lease liabilities (1)	36,588	40,403
Commissions payable	7,066	36,728
Derivative liabilities	11,127	4,503
Due to broker/trustee	2,693	17,054
Other	40,083	18,460
Total other liabilities and accrued expenses	$407,925	$403,744
(1) See Note (21) Commitments and Contingencies for additional information.

(16) Other Revenue and Other Expenses

Other Revenue

The following table presents the components of other revenue as reported in the consolidated statement of operations.

	For the Year Ended December 31,
	2024	2023	2022
Other investment income (1)	$25,873	$24,263	$53,660
Financing interest income	18,163	16,035	12,290
Other (2)	22,766	18,605	10,235
Total other revenue	$66,802	$58,903	$76,185
(1)    See Note (6) Investments for the components of Other investment income.
(2)    Includes $21,604, $15,654 and $5,269 for the years ended December 31, 2024, 2023 and 2022, respectively, related to Insurance.

Other Expenses

The following table presents the components of other expenses as reported in the consolidated statement of operations:

	For the Year Ended December 31,
	2024	2023	2022
General and administrative	$42,587	$38,086	$26,216
Professional fees	30,261	28,292	26,614
Premium taxes	16,333	19,137	22,362
Mortgage origination expenses	13,208	12,248	17,540
Rent and related	16,572	15,871	17,635
Other	26,292	17,284	22,213
Total other expenses	$145,253	$130,918	$132,580

TIPTREE INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2024
(in thousands, except share data)

(17) Stockholders' Equity

Stock Repurchases

The Board of Directors authorized the Company to make repurchases of up to $20,000 of shares of the Company’s outstanding common stock in the aggregate, at the discretion of the Company’s Executive Committee. There were no shares repurchased during the year ended December 31, 2024. As of December 31, 2024, the remaining repurchase authorization was $11,945.

Tiptree Warrants

In the year ended December 31, 2022, warrants were exercised for 1,999,989 shares of Tiptree common stock, with 1,979,325 warrants exercised for $13,724 in cash, and 20,664 exercised cashless. As of December 31, 2024 and 2023, there were no warrants for shares of Tiptree common stock outstanding.

Dividends

The Company declared cash dividends per share for the following periods presented below:

	Dividends per share for the
	For the Year Ended December 31,
	2024	2023	2022
First quarter	$0.06	$0.05	$0.04
Second quarter	0.06	0.05	0.04
Third quarter	0.06	0.05	0.04
Fourth quarter (1)	0.31	0.05	0.04
Total cash dividends declared	$0.49	$0.20	$0.16
(1) Includes a special dividend of $0.25 for the year ended December 31, 2024.

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

In March and April 2024, Tiptree, Warburg and Fortegra independent directors contributed $30,044, $9,889 and $67, respectively, to Fortegra in exchange for Fortegra Common Stock. As of December 31, 2024, Fortegra was owned approximately 79.1% by Tiptree Holdings, 17.7% by Warburg and 3.2% by management and directors of Fortegra before giving effect to the exercise of outstanding warrants and management options and the conversion of outstanding preferred stock.

Fortegra Preferred Stock

The face amount of the Fortegra Preferred Stock is $80,000. Dividends are cumulative and accrue at a rate of 8% per annum, compounding quarterly. Any quarterly dividend may be paid in cash, at Fortegra’s option. For the years ended December 31, 2024 and 2023, cash dividends declared were $6,418 and $6,400, respectively.

TIPTREE INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2024
(in thousands, except share data)

Warburg has the option to convert, at any time, its shares of Fortegra Preferred Stock into shares of Fortegra Common Stock at an initial conversion premium of 33% to Warburg’s initial investment valuation (the “Fortegra Preferred Stock Conversion Price”). The Fortegra Preferred Stock Conversion Price is adjusted for any Fortegra Common Stock splits, dividends, extraordinary dividends and similar transactions. All of the Fortegra Preferred Stock will automatically convert into shares of Fortegra Common Stock at the Fortegra Preferred Stock Conversion Price upon the closing of a qualifying initial public offering, subject to a five year make-whole provision. Upon conversion, the Fortegra Preferred Stock would result in Warburg owning an additional 6.3% interest in Fortegra, for a total as converted ownership of 24.0% (including its ownership of Fortegra Common Stock).

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

The following table presents the components of non-controlling interests as reported in the consolidated balance sheets:

	As of December 31,
	2024	2023
Fortegra preferred interests	$77,679	$77,679
Fortegra common interests	121,394	82,020
Total non-controlling interests	$199,073	$159,699

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

Statutory Capital and Surplus

The Company’s insurance company subsidiaries must maintain minimum amounts of statutory capital and surplus as required by regulatory authorities, including the NAIC; their capital and surplus levels exceeded respective minimum requirements as of December 31, 2024 and 2023.

	As of December 31,
	2024	2023
Combined statutory capital and surplus of the Company's insurance company subsidiaries	$630,653	$454,540

Required minimum statutory capital and surplus	$92,750	$75,750

TIPTREE INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2024
(in thousands, except share data)

Under the NAIC Risk-Based Capital Act of 1995, a company’s Risk-Based Capital (RBC) is calculated by applying certain risk factors to various asset, claim and reserve items. If a company's adjusted surplus falls below calculated RBC thresholds, regulatory intervention or oversight is required. The Company’s U.S. domiciled insurance company subsidiaries' RBC levels, as calculated in accordance with the NAIC’s RBC instructions, exceeded all RBC thresholds as of December 31, 2024 and 2023.

The following table presents the statutory net income of the Company’s U.S. domiciled statutory insurance companies for the following periods:

	For the Year Ended December 31,
	2024	2023	2022
Net income of statutory insurance companies	$91,995	$47,384	$12,964

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

The following table presents the dividends paid to the Company by its U.S domiciled insurance company subsidiaries and the combined amount available for ordinary dividends of the Company's U.S. domiciled insurance company subsidiaries for the following periods:

	For the Year Ended December 31,
	2024	2023
Ordinary dividends	$5,000	$27,114
Total dividends	$5,000	$27,114

	As of
	December 31, 2024	December 31, 2023
Amount available for ordinary dividends of the Company's insurance company subsidiaries	$78,614	$24,327

At December 31, 2024, the maximum amount of dividends that our U.S. domiciled insurance company subsidiaries could pay under applicable laws and regulations without regulatory approval was approximately $78,614. The Company may seek regulatory approval to pay dividends in excess of this permitted amount, but there can be no assurance that the Company would receive regulatory approval if sought.

TIPTREE INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2024
(in thousands, except share data)

(18) Accumulated Other Comprehensive Income (Loss) (AOCI)

The following table presents the activity of AFS securities in AOCI, net of tax, for the following periods:

	Unrealized gains (losses) on available for sale securities	Foreign currency translation adjustment	Total AOCI	Amount attributable to non-controlling interests	Total AOCI to Tiptree Inc.
Balance at December 31, 2022	$(43,043)	$(7,311)	$(50,354)	$10,925	$(39,429)
Other comprehensive income (losses) before reclassifications	8,716	7,213	15,929	(4,755)	11,174
Amounts reclassified from AOCI	2,182	—	2,182	—	2,182
OCI	10,898	7,213	18,111	(4,755)	13,356
Balance at December 31, 2023	$(32,145)	$(98)	$(32,243)	$6,170	$(26,073)
Other comprehensive income (losses) before reclassifications	(437)	(2,431)	(2,868)	875	(1,993)
Amounts reclassified from AOCI	316	—	316	—	316
OCI	(121)	(2,431)	(2,552)	875	(1,677)
Balance at December 31, 2024	$(32,266)	$(2,529)	$(34,795)	$7,045	$(27,750)

The following table presents the reclassification adjustments out of AOCI included in net income and the impacted line items on the consolidated statement of operations for the following periods:

	For the Year Ended December 31,			Affected line item in consolidated statements of operations
Components of AOCI	2024	2023	2022
Unrealized gains (losses) on available for sale securities	$(494)	$(2,812)	$1,359	Net realized and unrealized gains (losses)
Related tax (expense) benefit	178	630	(516)	Provision for income tax
Net of tax	$(316)	$(2,182)	$843

(19) Stock Based Compensation

Tiptree Equity Plans

The table below summarizes changes to the issuances under the Company’s 2017 Omnibus Incentive Equity Plan for the periods indicated, excluding awards granted under the Company’s subsidiary incentive plans that are exchangeable for Tiptree common stock:

2017 Equity Plan	Number of shares
Available for issuance as of December 31, 2021	2,344,814
RSU, stock and option awards granted	(247,093)
Forfeited	5,276
Amendment to 2017 Equity Plan	4,000,000
PRSU awards granted	(3,616,667)
Exchanged for vested subsidiary awards	(114,353)
Available for issuance as of December 31, 2022	2,371,977
RSU, stock and option awards granted	(111,427)
Available for issuance as of December 31, 2023	2,260,550
RSU, stock and option awards granted	(95,170)
Forfeited	12,437
PRSU awards granted	(1,420,833)
Available for issuance as of December 31, 2024	756,984

TIPTREE INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2024
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

The following table presents changes to the issuances of RSUs under the 2017 Omnibus Incentive Equity Plan for the periods indicated:

	Number of shares issuable	Weighted average grant date fair value
Unvested units as of December 31, 2021	599,012	$6.59
Granted	247,093	12.83
Vested	(339,822)	7.13
Forfeited	(5,276)	10.10
Unvested units as of December 31, 2022	501,007	$9.63
Granted	111,427	16.09
Vested	(359,203)	8.38
Unvested units as of December 31, 2023	253,231	$14.25
Granted	95,170	16.37
Vested	(48,280)	14.76
Forfeited	(12,437)	16.66
Unvested units as of December 31, 2024 (1)	287,684	$15.22
(1) Includes 139,888, 76,930 and 70,866 shares that vest in 2025, 2026 and 2027, respectively.

The following tables present the detail of the granted and vested RSUs for the periods indicated:

	For the Year Ended December 31,				For the Year Ended December 31,
Granted	2024	2023	2022	Vested	2024	2023	2022
Directors	16,810	29,553	39,517	Directors	16,810	29,553	39,517
Employees	78,360	81,874	207,576	Employees	31,470	329,650	300,305
Total Granted	95,170	111,427	247,093	Total Vested	48,280	359,203	339,822
				Taxes	(11,395)	(43,322)	(47,274)
				Net Vested	36,885	315,881	292,548

Tiptree Senior Management Incentive Plan

On August 4, 2021, a total of 3,500,000 Performance Restricted Stock Units (PRSUs) were awarded to members of the Company’s senior management. An additional 350,000 PRSUs were awarded on October 14, 2022. The PRSUs have a 10-year term and are subject to the recipient’s continuous service and a market requirement. A portion of the PRSUs will generally vest upon the achievement of each of five Tiptree share price target milestones ranging from $15 to $60, adjusted for dividends paid, within five pre-established determination periods (subject to a catch-up vesting mechanism) occurring on the second, fourth, sixth, eighth and tenth anniversaries of the grant date. In November 2021 and October 2024, the first and second tranches of the PRSUs vested, resulting in a net issuance of 215,583 and 462,766 shares, respectively, of Tiptree common stock.

TIPTREE INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2024
(in thousands, except share data)

On January 1, 2024, Tiptree granted 1,420,833 PRSUs to members of the Company’s senior management. The PRSUs will generally vest upon achievement of a $70 Tiptree share price target (adjusted for dividends paid) prior to the tenth anniversary of the date of grant, subject to the Grantee’s continued employment with Tiptree.

As of December 31, 2024, 4,520,833 PRSUs were unvested. The below table illustrates the aggregate number of PRSUs that will vest upon the achievement of each Tiptree share price target. Such price targets are adjusted down for cumulative dividends paid by the Company since grant (e.g., the next share price target is $29.07 as adjusted for cumulative dividends paid to date).

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

Stock Option Awards

Between 2016 and 2020, option awards were granted to the Executive Committee with an exercise price equal to the fair market value of our common stock on the date of grant. The option awards have a 10-year term and are subject to the recipient’s continuous service, a market requirement, and vest one third on each of the three, four, and five-year anniversaries of the grant date. As of December 31, 2024, the market requirement for all outstanding options has been achieved. There were no stock option awards granted from 2021 to December 31, 2024.

The following table presents the Company’s stock option activity for the current period:

	Options outstanding	Weighted average exercise price (in dollars per stock option)	Weighted average grant date value (in dollars per stock option)	Options exercisable
Balance, December 31, 2023	1,583,873	$6.51	$2.25	1,225,083

Balance, December 31, 2024	1,583,873	$6.51	$2.25	1,442,114

Weighted average remaining contractual term at December 31, 2024 (in years)	3.2

TIPTREE INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2024
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

As of December 31, 2024, unvested time vesting RSUs represented 0.2% and unvested time and performance vesting options represented 4.0% of Fortegra Common Stock (in each case, assuming conversion of the Fortegra Preferred Stock). The RSUs include a retirement provision and are amortized over the lesser of the service condition or expected retirement date. The time vested options vest in equal parts over five years with the first tranche vested and exercised in 2024. The performance vested options vest based on specific internal rate of return targets determined at the time of a change of control of Fortegra or sale by Warburg of more than 50% of its Fortegra securities (on an as converted basis) acquired in 2022. A majority of these time and performance options must be exercised in the calendar year they vest and shall be deemed automatically exercised if not otherwise done so by December 31 of the calendar year in which they vest. The fair value option grants were estimated on the date of grant using a Black-Scholes Merton option pricing formula embedded within a Monte Carlo model used to simulate the future value of Fortegra Common Stock, which assumes the market requirement is achieved. Key assumptions used in the model were a historical volatility of 45.0%, a risk free rate of 3.7%, no dividend yield and an expected term of 4.2 years.

In May 2023, Fortegra granted time vesting RSUs equal to approximately 0.1% of Fortegra Common Stock (assuming conversion of the Fortegra Preferred Stock). The RSUs include a retirement provision and are amortized over the lesser of the service condition or expected retirement date.

In 2023, Fortegra granted performance based restricted stock units (Fortegra PRSUs) that vest based on the achievement of specified gross written premium volume targets and underwriting ratios for selected specialty insurance lines written in 2024. Upon vesting, the Fortegra PRSUs entitle recipients to participate in an aggregate pool of between $5,000 and $20,000 payable in shares of Fortegra. The Fortegra PRSUs are accounted for as liability awards and were unvested as of December 31, 2024.

TIPTREE INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2024
(in thousands, except share data)

The following table presents changes to the issuances of subsidiary awards under the subsidiary incentive plans for the periods indicated:

Grant date fair value of equity shares issuable
Unvested balance as of December 31, 2021	$2,234
Granted	282
Vested	(1,124)
Performance assumption adjustment	95
Unvested balance as of December 31, 2022	$1,487
Granted	19,930
Vested	(808)
Unvested balance as of December 31, 2023	$20,609
Granted	2,193
Vested	(3,062)
Forfeiture	(830)
Performance assumption adjustment	202
Unvested balance as of December 31, 2024	$19,112

Stock Based Compensation Expense

The following table presents total stock based compensation expense and the related income tax benefit recognized on the consolidated statements of operations:

	For the Year Ended December 31,
	2024	2023	2022
Employee compensation and benefits	$17,446	$7,866	$9,219
Director compensation	275	409	469
Income tax benefit	(3,721)	(1,738)	(2,034)
Net stock based compensation expense	$14,000	$6,537	$7,654
Additional information on total non-vested stock based compensation is as follows:

	As of December 31, 2024
	Subsidiary Stock options	Restricted stock awards and RSUs	Performance Restricted Stock Units
Unrecognized compensation cost related to non-vested awards (1)	$15,173	$1,106	$14,223
Weighted - average recognition period (in years)	1.8	0.6	1.3
(1)    Includes unrecognized compensation cost of $15,173 related to stock options, $428 related to RSUs, and $2,848 related to PRSUs at The Fortegra Group.

TIPTREE INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2024
(in thousands, except share data)

(20) Income Taxes

The following table presents the Company’s provision (benefit) for income taxes reflected as a component of income (loss):

	For the Year Ended December 31,
	2024	2023	2022
Current provision (benefit) for income taxes:
Federal	$26,192	$2,118	$250
State	1,288	940	1,612
Foreign	3,031	2,974	1,041
Total current provision (benefit) for income taxes	30,511	6,032	2,903

Deferred provision (benefit) for income taxes:
Federal	29,020	38,126	39,983
State	2,438	(1,446)	7,155
Foreign	(317)	344	409
Total deferred provision (benefit) for income taxes	31,141	37,024	47,547
Total provision (benefit) for income taxes	$61,652	$43,056	$50,450

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

For the year ended December 31, 2024, the deferred tax liability relating to Fortegra was $84,702, an increase of $23,028, of which $478 of benefit was recorded in OCI, and $23,506 expense was recorded as a provision for income taxes.

Excluding the impact of these deferred taxes, the effective tax rates for the years ended December 31, 2024 and 2023, were 25.5% and 28.8%, respectively.

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

TIPTREE INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2024
(in thousands, except share data)

	For the Year Ended December 31,
	2024	2023	2022
Income (loss) before income taxes	$149,319	$83,053	$54,011
Federal statutory income tax rate	21.0%	21.0%	21.0%
Expected federal provision (benefit) for income taxes at the federal statutory income tax rate	31,357	17,441	11,342
Effect of state provision (benefit) for income taxes, net of federal benefit	(913)	(1,971)	2,034
Effect of non-deductible compensation	3,470	3,376	3,292
Effect of tax deconsolidation of subsidiaries	23,506	19,101	33,133
Effect of change in valuation allowance	2,406	518	3,285
Effect of foreign operations	(271)	2,743	(18)
Effect of stock-based compensation	(196)	(233)	(556)
Effect of return-to-accrual	500	1,580	(509)
Effect of other items	1,793	501	(1,553)
Tax (benefit) on income	$61,652	$43,056	$50,450

Effective tax rate	41.3%	51.8%	93.4%

For the year ended December 31, 2024, the Company’s effective tax rate on income was equal to 41.3%. The effective tax rate for the year ended December 31, 2024 is higher than the U.S. statutory income tax rate of 21.0% primarily from the impact of the tax deconsolidation of Fortegra and non-deductible compensation.

For the year ended December 31, 2023, the Company’s effective tax rate on income was equal to 51.8%. The effective tax rate for the year ended December 31, 2023 is higher than the U.S. statutory income tax rate of 21.0% primarily from the impact of the tax deconsolidation of Fortegra and non-deductible compensation.

For the year ended December 31, 2022, the Company’s effective tax rate on losses was equal to 93.4%. The effective tax rate for the year ended December 31, 2022 is higher than the U.S. statutory income tax rate of 21.0% primarily from the impact of the tax deconsolidation of Fortegra and non-deductible compensation.

The table below presents the components of the Company’s net deferred tax assets and liabilities as of the respective balance sheet dates:

TIPTREE INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2024
(in thousands, except share data)

	As of December 31,
	2024	2023
Deferred tax assets:
Loss carryforwards	$50,164	$30,834
Unrealized losses	10,426	28,926
Accrued expenses	2,605	2,041
Unearned premiums	57,294	61,112
Deferred revenue	16,900	15,655
Claims reserve	9,886	6,351
Lease liability	9,313	8,357
Other deferred tax assets	3,713	3,311
Total deferred tax assets	160,301	156,587
Less: Valuation allowance	(14,772)	(12,366)
Total net deferred tax assets	145,529	144,221

Deferred tax liabilities:
Property	2,831	3,266
Unrealized gains	10,477	9,648
Other deferred tax liabilities	114	246
Deferred acquisition cost	133,794	135,628
Advanced commissions	59,522	48,975
Right of use asset	7,100	6,236
Intangibles	17,397	18,394
Investment in Fortegra	84,702	61,673
Total deferred tax liabilities	315,937	284,066
Net deferred tax liability	$170,408	$139,845

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

As of December 31, 2024, the Company had total U.S. federal net operating loss (NOL) and capital loss carryforwards of $134,517. The following table presents the U.S. federal NOLs and capital loss carryforwards by tax year of expiration:

As of December 31, 2024
Tax Year of Expiration
2025	$—
2026	—
2027	2,290
2028	10,553
2029	84,292
Indefinite	37,382
Total (1)	$134,517
(1)    $21,258 of the loss carryforwards reside at Fortegra, outside of the Tiptree consolidated tax group.

In addition to the U.S. federal NOL, Tiptree and its subsidiaries have NOLs and capital loss carryforwards in various state jurisdictions totaling $21,565 as of December 31, 2024. Valuation allowances of $14,772 have been established for primarily state deferred tax assets, which are primarily state NOLs, since management has concluded it is more likely than not they will expire unutilized based on existing positive and negative evidence. Management believes it is more likely than not the remaining NOLs and deferred tax assets will be utilized prior to their expiration dates.

TIPTREE INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2024
(in thousands, except share data)

As of December 31, 2024, the consolidated valuation allowance for the Company was $14,772. In 2024, the Company recorded a net increase in its valuation allowances equal to $2,406, compared to a net increase in its valuation allowance of $518 in 2023.

As of December 31, 2024 and 2023, the Company had no material unrecognized tax benefits or accrued interest and penalties. Federal tax years 2015 and onward are open for examination as of December 31, 2024.

On April 15, 2024, the Company sold its 16.98 million shares of Invesque for $625 of proceeds resulting in a capital loss for tax purposes of approximately $106,768.

The Organization for Economic Cooperation and Development (“OECD”) has introduced a framework to implement a global minimum corporate tax rate of 15%, commonly referred to as Pillar Two. Many aspects of Pillar Two are effective beginning calendar year 2024 and other aspects will be effective beginning in calendar year 2025. While it is uncertain whether the U.S. will adopt Pillar Two, certain countries in which the Company operates have adopted legislation and other countries are in the process of introducing legislation to implement Pillar Two. We continue to expect Pillar Two not to have a material impact on the Company, and we regularly monitor the additional guidance the OECD releases and the legislation that countries are implementing.

(21) Commitments and Contingencies

Operating Leases

All leases are office space leases and are classified as operating leases that expire through 2033. Some of our office leases include the option to extend for up to 5 years or less at management’s discretion. Such extension options were not included in the measurement of the lease liability.

Below is a summary of our right of use asset and lease liability as of December 31, 2024:

As of
December 31, 2024
Right of use asset - Operating leases	$27,816

Operating lease liability	$36,588

Weighted-average remaining lease term (years)	6.2

Weighted-average discount rate (1)	8.02%
(1)    Discount rate was determined by applying available market rates to lease obligations based upon their term.

As of December 31, 2024, the approximate aggregate minimum future lease payments required for our lease liability over the remaining lease periods are as follows:

As of
December 31, 2024
2025	$10,241
2026	9,595
2027	7,748
2028	7,280
2029	6,014
2030 and thereafter	11,193
Total minimum payments	52,071
Less: present value adjustment	15,483
Total	$36,588

The following table presents rent expense for the Company’s office leases recorded in other expenses on the consolidated statements of operations for the following periods:

TIPTREE INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2024
(in thousands, except share data)

	For the Year Ended December 31,
	2024	2023	2022
Rent expense for office leases (1)	$7,815	$7,951	$9,301
(1)     Includes lease expense of $0, $0 and $202 for the years ended December 31, 2024, 2023 and 2022, respectively, for assets classified as held for sale for the periods prior to July 1, 2022.

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

TIPTREE INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2024
(in thousands, except share data)

The following table presents a reconciliation of basic and diluted net income per common share for the following periods:

	For the Year Ended December 31,
	2024	2023	2022
Net income (loss)	$87,667	$39,997	$3,561
Less:
Net income (loss) attributable to non-controlling interests	34,300	26,046	11,835
Net income allocated to participating securities	422	100	—
Net income (loss) attributable to Tiptree Inc. common shares - basic	52,945	13,851	(8,274)
Effect of Dilutive Securities:
Securities of subsidiaries	(3,665)	(1,298)	—
Net income (loss) attributable to Tiptree Inc. common shares - diluted	$49,280	$12,553	$(8,274)
Weighted average number of shares of common stock outstanding - basic	36,872,706	36,693,204	35,531,149
Weighted average number of incremental shares of common stock issuable from exchangeable interests and contingent considerations	1,054,086	925,891	—
Weighted average number of shares of common stock outstanding - diluted	37,926,792	37,619,095	35,531,149

Basic net income (loss) attributable to common shares	$1.44	$0.38	$(0.23)
Diluted net income (loss) attributable to common shares	$1.30	$0.33	$(0.23)

(23) Related Party Transactions

Tiptree Advisors is a related party of the Company because Tiptree Advisors is deemed to be controlled by Michael Barnes, the Company’s Executive Chairman. Tiptree Advisors manages investment portfolio accounts of Fortegra and certain of its subsidiaries under an investment advisory agreement (the IAA). The Company is invested in funds managed by Tiptree Advisors. The Company incurred $6,675, $5,206 and $3,808 of management and incentive fees for the years ended December 31, 2024, 2023 and 2022, respectively.

For the year ended December 31, 2024, the Company’s percentage of profits interest in Tiptree Advisors was 41.8%. As of January 1, 2025, the Company’s percentage interest will increase to 52.0%.

Pursuant to the Transition Services Agreement, the Company and Tiptree Advisors have mutually agreed to provide certain services to one another. Payments under the Transition Services Agreement in the years ended December 31, 2024 and 2023 were not material.

Pursuant to a Partner Emeritus Agreement, the Company agreed to provide Mr. Inayatullah, a greater than 5% stockholder of the Company, support services and reimburse Mr. Inayatullah for a portion of benefit expenses in exchange for advice and other consulting services as requested by the Company’s Executive Committee. Transactions related to the Partner Emeritus Agreement in the years ended December 31, 2024 and 2023 were not material.

(24) Subsequent Events

On February 25, 2025, the Company’s board of directors declared a quarterly cash dividend of $0.06 per share to holders of common stock with a record date of March 10, 2025, and a payment date of March 17, 2025.

As of December 31, 2024, and through the date of this report, the Company is aware of the California wildfires which will likely be covered events. Based on subsequent period estimates, the Company does not believe incurred losses related to these events will have a material impact on its future results. A firm estimate of the impact from such covered events cannot be made prior to issuance of this report.

On February 7, 2025, Tiptree Holdings LLC, (“Borrower”) entered into a Credit Agreement, dated as of February 7, 2025, among Tiptree, Borrower, the lenders party thereto from time to time and Fortress Credit Corp. (“Fortress”), as administrative agent, collateral agent and lead arranger (the “Credit Agreement”). Borrower borrowed $75,000 under the Credit Agreement to, among other things, fund working capital and general corporate purposes. The principal of, and all accrued and unpaid interest on, all loans under the Credit Agreement will mature on the third anniversary of the closing date of the Credit Agreement. Loans under the Credit Agreement bear interest at a variable rate per annum equal to SOFR (which adjusted term SOFR is subject to a minimum of 1.00%) plus an applicable margin of 5.25% per annum.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

(a)     Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of its Executive Chairman, Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Exchange Act) as of December 31, 2024. Based upon that evaluation, the Company’s Executive Chairman, Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2024.

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

Based upon its assessment, management concluded that the Company’s internal control over financial reporting as of December 31, 2024 was effective using the COSO Framework.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2024 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm that audited the Company’s consolidated financial statements as of and for the year ended December 31, 2024, as stated in their report, included in Item 8 of this Form 10-K, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024.

(c)     Changes in Internal Control over Financial Reporting

69

There were no changes in internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the twelve months ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

On November 6, 2024, Neil C. Rifkind, Vice President, General Counsel and Secretary of the Company, entered into a stock trading plan in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934, providing for a third-party broker to sell up to 16,641 shares of common stock of the Company that Mr. Rifkind currently owns. Shares will be sold under the stock trading plan on the open market over the period of time and in accordance with other parameters set forth in Mr. Rifkind’s stock trading plan. Mr. Rifkind’s stock trading plan terminates upon the earlier of all the transactions set forth in the plan being executed and February 6, 2026.

Rule 10b5-1 trading plans are permitted under the Company’s insider trading policy and other policies, and, to the extent required, transactions under such trading plans will be disclosed publicly through Form 144 and/or Form 4 filings with the Securities and Exchange Commission. Except as may be required by law, the Company does not undertake any obligation to report Rule 10b5-1 plans by officers or directors of the Company in the future, or to report modifications or terminations of any such plans, whether or not any such plans were publicly announced.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information concerning our executive officers is incorporated herein by reference to information included in the Proxy Statement for the Company’s 2025 Annual Meeting of Stockholders.
Information with respect to our directors and the nomination process is incorporated herein by reference to information included in the Proxy Statement for the Company’s 2025 Annual Meeting of Stockholders.
Information regarding our audit committee and our audit committee financial experts is incorporated herein by reference to information included in the Proxy Statement for the Company’s 2025 Annual Meeting of Stockholders.
Information required by Item 405 of Regulation S-K is incorporated herein by reference to information included in the Proxy Statement for the Company’s 2025 Annual Meeting of Stockholders.

The Company has also adopted a Securities Trading and Regulation FD Policy that governs the purchase, sale, and/or other dispositions of the Company’s securities by (i) directors, officers, and affiliates and (ii) the Company that we believe is reasonably designed to promote compliance with insider trading laws, rules and regulations and listing standards applicable to the Company. A copy of the Company’s Securities Trading and Regulation FD Policy is filed as Exhibit 19 to this Annual Report on Form 10-K.

Item 11. Executive Compensation

Information with respect to executive compensation is incorporated herein by reference to information included in the Proxy Statement for the Company’s 2025 Annual Meeting of Stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information with respect to security ownership of certain beneficial owners and management is incorporated herein by reference to information included in the Proxy Statement for the Company’s 2025 Annual Meeting of Stockholders.

Item 13. Certain Relationships and Related Transactions, and Director Independence

70

Information with respect to such contractual relationships and independence is incorporated herein by reference to the information in the Proxy Statement for the Company’s 2025 Annual Meeting of Stockholders.

Item 14. Principal Accountant Fees and Services

Information with respect to principal accounting fees and services and pre-approval policies are incorporated herein by reference to information included in the Proxy Statement for the Company’s 2025 Annual Meeting of Stockholders.

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

72

Exhibit No.	Description
10.4
Form of Non-Qualified Stock Option Agreement under the Registrant’s 2017 Omnibus Incentive Plan) (previously filed as Exhibit 10.5 to the Registrant’s Annual Report on Form 10-K (File No. 001-33549), filed on March 12, 2020 and herein incorporated by reference).**

10.5
Form of Restricted Stock Unit Agreement under the Registrant’s 2017 Omnibus Incentive Plan (previously filed as Exhibit 10.6 to the Registrant’s Annual Report on Form 10-K (File No. 001-33549), filed on March 12, 2020 and herein incorporated by reference).**

10.6
Form of Restricted Stock Unit Agreement under the Registrant’s 2017 Omnibus Incentive Plan (previously filed as Exhibit 10.7 to the Registrant’s Annual Report on Form 10-K (File No. 001-33549), filed on March 12, 2020 and herein incorporated by reference).**

10.7
Form of Restricted Stock Unit Agreement under the Registrant’s 2017 Omnibus Incentive Plan (2024 Form) (previously filed as Exhibit 10.7 to the Registrant’s Annual Report on Form 10-K (File No. 001-33549), filed on February 29, 2024 and herein incorporated by reference).**

10.8	Form of Restricted Stock Unit Agreement under the Registrant’s 2017 Omnibus Incentive Plan (2025 Form) filed herewith.**
10.9
Form of Performance Restricted Stock Unit Agreement (previously filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-33549), filed on August 8, 2022 and herein incorporated by reference).**

10.10
Form of Performance Restricted Stock Unit Agreement under the Registrant’s 2017 Omnibus Incentive Plan (2024 Form) (previously filed as Exhibit 10.9 to the Registrant’s Annual Report on Form 10-K (File No. 001-33549), filed on February 29, 2024 and herein incorporated by reference).**

10.11
Form of Indemnification Agreement (previously filed as Exhibit 10.9 to the Registrant’s Registration Statement on Form S-11, as amended (File No. 333-141634), filed on June 7, 2007 and herein incorporated by reference).

10.12
Tiptree Inc. 2023 Deferred Compensation Plan (previously filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-33549), filed on August 2, 2023 and herein incorporated by reference).**

10.13
Amended and Restated Transition Services Agreement between Tricadia Holdings, L.P. and Tiptree Inc., dated as of February 15, 2019 (previously filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 001-33549), filed on April 22, 2019 and herein incorporated by reference).

10.14
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

10.16
Credit Agreement dated February 7, 2025, by and among Tiptree Inc. as Parent, Tiptree Holdings LLC, as Borrower, Fortress Credit Corp., as Administrative Agent, Collateral Agent and Lead Arranger, and the lenders party thereto (previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-33549), filed on February 10, 2025 and herein incorporated by reference).

10.17
Equity Interest Purchase Agreement, dated December 16, 2019, by and among Tiptree Warranty Holdings, LLC and Peter Masi (previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-33549), filed on December 17, 2019 and herein incorporated by reference).

10.18
First Amendment to the Equity Interest Purchase Agreement, effective November 3, 2021, by and among Fortegra Warranty Holdings, LLC and Peter Masi (previously filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-33549) filed on November 3, 2021 and herein incorporated by reference).

10.19	Amendment No. 6 to Partner Emeritus Agreement, effective December 31, 2024, by and between Tiptree Inc. and Arif Inayatullah (filed herewith).
73

Exhibit No.	Description
10.20
Stockholders Agreement between and among Tiptree Holdings LLC, The Fortegra Group Inc. and WP Falcon Aggregator, L.P. (previously filed as Exhibit 10.5 to the Registrant’s Current Report on Form 8-K (File No. 001-33549) filed on June 21, 2022 and herein incorporated by reference).

10.21	Warrant to Purchase Common Stock (previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-33549) filed on June 21, 2022 and herein incorporated by reference).
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

10.24
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

10.26
Investment Advisory Agreement by and among Tiptree Inc., The Fortegra Group, LLC and subsidiaries and Tiptree Advisors, LLC (fka Corvid Peak Capital Management, LLC) effective as of May 3, 2021 and July 1, 2021 (previously filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-33549) filed on August 4, 2021 and herein incorporated by reference).

19	Tiptree Securities Trading and Regulation FD Policy adopted April 4, 2023 (filed herewith).
21.1	Subsidiaries of the Registrant (filed herewith).
23.1	Consent of Independent Registered Public Accounting Firm (filed herewith).
31.1	Certification of Executive Chairman pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.3	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification of Executive Chairman pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
32.2	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
32.3	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
97
Policy for Recoupment of Incentive Compensation (previously filed as Exhibit 97 to the Registrant’s Annual Report on Form 10-K (File No. 001-33549) filed on February 29, 2024 and herein incorporated by reference).**

101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*
74

Exhibit No.	Description
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
104	Cover Page Interactive Data File (embedded within the iXBRL document and included in Exhibit 101).

* Attached as Exhibit 101 to this Annual Report on Form 10-K are the following materials, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets (audited) for December 31, 2024 and 2023, (ii) the Consolidated Statements of Operations (audited) for the years ended December 31, 2024, 2023 and 2022, (iii) the Consolidated Statements of Comprehensive Income (Loss) (audited) for the years ended December 31, 2024, 2023 and 2022, (iv) the Consolidated Statements of Changes in Stockholders’ Equity (audited) for the years ended December 31, 2024, 2023 and 2022, (v) the Consolidated Statements of Cash Flows (audited) for the years ended December 31, 2024, 2023 and 2022 and (vi) the Notes to the Consolidated Financial Statements (audited).

** Denotes a management contract or compensatory plan, contract or arrangement.

Item 16. Form 10-K Summary

None.

75

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Tiptree Inc. has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Tiptree Inc.
Date:	March 3, 2025	By:/s/ Jonathan Ilany
Jonathan Ilany
Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Jonathan Ilany Jonathan Ilany	Chief Executive Officer and Director (Principal Executive Officer)	March 3, 2025

/s/ Scott McKinney Scott McKinney	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 3, 2025

/s/ Michael G. Barnes Michael G. Barnes	Executive Chairman and Director	March 3, 2025

/s/ Randy S. Maultsby Randy S. Maultsby	President and Director	March 3, 2025

/s/ Paul M. Friedman Paul M. Friedman	Director	March 3, 2025

/s/ Lesley Goldwasser Lesley Goldwasser	Director	March 3, 2025

/s/ Bradley E. Smith Bradley E. Smith	Director	March 3, 2025

/s/ Dominique Mielle Dominique Mielle	Director	March 3, 2025

76

Schedule II — Financial Information of Registrant

TIPTREE INC.
PARENT COMPANY ONLY STATEMENTS OF INCOME
(All amounts in thousands)	For the Year Ended December 31,
	2024	2023	2022
Revenues
Net realized and unrealized gains (losses)	$3,818	$6,126	$—
Interest income	2,728	4,522	277
Other revenue	220	302	4
Total revenues	6,766	10,950	281
Expenses
Employee compensation and benefits	28,645	30,115	27,188
Interest expense (1)	580	163	123
Professional fees	4,278	4,511	6,532
Rent and facilities	1,883	2,003	3,126
General and administrative	731	868	755
Depreciation and amortization	1,451	1,327	805
Other expenses	1,414	1,390	1,675
Total expenses	38,982	40,377	40,204
Equity in earnings (losses) of subsidiaries, net of tax (1)	79,371	40,386	24,778
Income (loss) before taxes	47,155	10,959	(15,145)
Less: provision (benefit) for income taxes	(6,212)	(2,992)	(6,871)
Net income (loss) attributable to Tiptree Inc. common stockholders	$53,367	$13,951	$(8,274)
(1) Eliminated in consolidation.

TIPTREE INC.
PARENT COMPANY ONLY BALANCE SHEETS
(All amounts in thousands, except share data)	As of December 31,
	2024	2023
Assets
Investment in subsidiaries (1)	$412,094	$304,866
Cash and cash equivalents	18,642	45,098
Available for sale securities, at fair value	10,872	30,475
Equity securities	4,152	37,753
Notes and accounts receivable, net	1,542	2,124
Income taxes receivable	500	304
Deferred tax assets	27,570	22,636
Right of use assets - operating leases	10,108	12,021
Other assets	10,557	12,338
Total assets	$496,037	$467,615

Liabilities and Stockholders’ Equity
Liabilities
Operating lease liability	$13,593	$15,829
Intercompany payables, net (1)	9,300	16,865
Accrued expenses	15,446	18,055
Total liabilities	$38,339	$50,749
Stockholders' Equity
Preferred stock: $0.001 par value, 100,000,000 shares authorized, none issued or outstanding	$—	$—
Common stock: $0.001 par value, 200,000,000 shares authorized, 37,255,838 and 36,756,187 shares issued and outstanding, respectively	37	37
Additional paid-in capital	389,693	382,239
Accumulated other comprehensive income (loss), net of tax	(27,750)	(26,073)
Retained earnings	95,718	60,663
Total stockholders’ equity	457,698	416,866
Total liabilities and stockholders' equity	$496,037	$467,615
77

(1) Eliminated in consolidation.

TIPTREE INC.
PARENT COMPANY ONLY STATEMENTS OF CASH FLOWS
(All amounts in thousands)	For the Year Ended December 31,
	2024	2023	2022
Operating Activities:
Net income (loss) attributable to Tiptree Inc. common stockholders	$53,367	$13,951	$(8,274)
Adjustments to reconcile net income to net cash provided by operating activities
Equity in earnings of subsidiaries(1)	(79,371)	(40,386)	(24,778)
Net realized and unrealized (gains) losses	(3,818)	(6,126)	—
Amortization/accretion of premiums and discounts	(890)	(1,899)	—
Depreciation expense	1,451	1,327	805
Deferred provision (benefit) for income taxes	(5,255)	(5,453)	1,048
Non-cash lease expense	1,890	1,970	2,512
Non-cash compensation expense	8,407	5,845	7,093
Net changes in other operating assets and liabilities	(10,803)	13,032	(4,054)
Net cash provided by (used in) operating activities	(35,022)	(17,739)	(25,648)
Investing Activities:
Purchases of investments	(29,997)	(149,309)	—
Proceeds from sales and maturities of investments	87,901	90,811	—
Net cash flows provided by (used in) provided by investing activities	57,904	(58,498)	—
Financing Activities:
Net (contributions to) distributions from subsidiaries (1)	(29,526)	35,906	99,965
Proceeds from intercompany notes payable (1)	—	—	43,281
Repayment of intercompany notes payable (1)	(1,500)	(33,281)	—
Cash received for the exercise of warrants	—	—	13,724
Dividends paid	(18,312)	(7,401)	(5,759)
Repurchases of common stock	—	—	(1,727)
Subsidiary RSU exchanges	—	—	(181)
Net cash provided by (used in) financing activities	(49,338)	(4,776)	149,303
Net increase (decrease) in cash and cash equivalents	(26,456)	(81,013)	123,655
Cash and cash equivalents at beginning of period	45,098	126,111	2,456
Cash and cash equivalents at end of period	$18,642	$45,098	$126,111

Cash (received) paid for income taxes	$(158)	$(15,708)	$(155)
(1) Eliminated in consolidation.

Note 1. Basis of Presentation

Tiptree Inc. (together with its consolidated subsidiaries, collectively, Tiptree, the Company, or we) is a Maryland Corporation that was incorporated on March 19, 2007. Tiptree’s common stock trades on the Nasdaq Capital Market under the symbol “TIPT.” Tiptree is a holding company that combines specialty insurance operations with investment management capabilities. We allocate our capital across our insurance operations and other investments. We classify our business into two reportable segments: Insurance and Mortgage. We refer to our non-insurance operations, assets and other investments, which is comprised of our Mortgage reportable segment and our non-reportable segments and other business activities, as Tiptree Capital.

Pursuant to the terms discussed in Note—(11) Debt, net in the notes to consolidated financial statements, indebtedness of subsidiaries of Tiptree limits that subsidiary’s ability to pay dividends or make distribution to Tiptree Inc. In addition, certain other subsidiaries’ activities are regulated, or subject to specific restriction on transfers as a result of financing arrangements. As a result of these restrictions, these financial statements of the Registrant have been prepared in accordance with Rule 12-04 of Regulation S-X, as restricted net assets of the Company's subsidiaries (as defined in Rule 4-08(e)(3) of Regulation S-X) exceed 25% of the Company's consolidated net assets as of December 31, 2024.

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

78

Note 2. Dividends Received

The Company received net distributions of $0, $35,906 and $99,965 for the years ended December 31, 2024, 2023 and 2022, respectively.
79