Form 10-Q
period 2025-03-31
TIPTREE INC.
filed 2025-04-30
CIK 1393726

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly period ended March 31, 2025
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

As of April 28, 2025, there were 37,496,977 shares, par value $0.001, of the registrant’s common stock outstanding.

Tiptree Inc.
Quarterly Report on Form 10-Q
March 31, 2025

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

Forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, many of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including, but not limited to, those described in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, in this Quarterly Report on Form 10-Q and in our other public filings with the SEC.

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

TIPTREE INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (Unaudited)
(in thousands, except share data)

	As of
	March 31, 2025	December 31, 2024
Assets:
Investments:
Available for sale securities, at fair value, net of allowance for credit losses	$1,156,801	$1,107,929
Loans, at fair value	89,691	81,330
Equity securities	135,156	108,620
Other investments	52,413	53,084
Total investments	1,434,061	1,350,963
Cash and cash equivalents	342,282	320,067
Restricted cash	85,676	96,197
Notes and accounts receivable, net	798,438	799,131
Reinsurance recoverable	1,121,010	992,883
Prepaid reinsurance premiums	969,012	1,046,253
Deferred acquisition costs	554,386	565,872
Goodwill	206,496	206,706
Intangible assets, net	100,232	102,859
Other assets	207,899	213,858
Total assets	$5,819,492	$5,694,789

Liabilities and Stockholders’ Equity
Liabilities:
Debt, net	$495,269	$427,089
Unearned premiums	1,732,009	1,766,068
Policy liabilities and unpaid claims	1,421,537	1,298,081
Deferred revenue	678,617	695,772
Reinsurance payable	361,711	443,083
Other liabilities and accrued expenses	446,887	407,925
Total liabilities	$5,136,030	$5,038,018

Stockholders’ Equity:
Preferred stock: $0.001 par value, 100,000,000 shares authorized, none issued or outstanding	$—	$—
Common stock: $0.001 par value, 200,000,000 shares authorized, 37,493,883 and 37,255,838 shares issued and outstanding, respectively	37	37
Additional paid-in capital	394,149	389,693
Accumulated other comprehensive income (loss), net of tax	(19,557)	(27,750)
Retained earnings	99,090	95,718
Total Tiptree Inc. stockholders’ equity	473,719	457,698
Non-controlling interests:
Fortegra preferred interests	77,679	77,679
Common interests	132,064	121,394
Total non-controlling interests	209,743	199,073
Total stockholders’ equity	683,462	656,771
Total liabilities and stockholders’ equity	$5,819,492	$5,694,789

See accompanying notes to condensed consolidated financial statements.

TIPTREE INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations (Unaudited)
(in thousands, except share data)

	Three Months Ended March 31,
	2025	2024
Revenues:
Earned premiums, net	$363,437	$347,310
Service and administrative fees	97,298	110,487
Ceding commissions	3,633	2,744
Net investment income	11,729	6,758
Net realized and unrealized gains (losses)	6,831	15,624
Other revenue	14,498	15,298
Total revenues	497,426	498,221
Expenses:
Policy and contract benefits	209,313	207,664
Commission expense	151,600	156,948
Employee compensation and benefits	55,084	49,186
Interest expense	10,360	8,290
Depreciation and amortization	4,881	5,568
Other expenses	40,838	40,866
Total expenses	472,076	468,522
Income (loss) before taxes	25,350	29,699
Less: provision (benefit) for income taxes	12,382	13,818
Net income (loss)	12,968	15,881
Less: net income (loss) attributable to non-controlling interests	7,333	6,831
Net income (loss) attributable to common stockholders	$5,635	$9,050

Net income (loss) per common share:
Basic earnings per share	$0.15	$0.24
Diluted earnings per share	$0.13	$0.22

Weighted average number of common shares:
Basic	37,348,219	36,769,810
Diluted	38,447,518	37,779,412

Dividends declared per common share	$0.06	$0.06

See accompanying notes to condensed consolidated financial statements.

TIPTREE INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
(in thousands)

	Three Months Ended March 31,
	2025	2024
Net income (loss)	$12,968	$15,881

Other comprehensive income (loss), net of tax:
Change in unrealized gains (losses) on available for sale securities	9,919	(4,756)
Change in unrealized currency translation adjustments	5,910	420
Related (provision) benefit for income taxes	(4,625)	1,796
Other comprehensive income (loss), net of tax	11,204	(2,540)
Comprehensive income (loss)	24,172	13,341
Less: comprehensive income (loss) attributable to non-controlling interests	10,344	6,146
Comprehensive income (loss) attributable to common stockholders	$13,828	$7,195

See accompanying notes to condensed consolidated financial statements.

TIPTREE INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)
(in thousands, except shares)

	Common stock						Non-controlling interests
	Number of shares	Par value	Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings	Total Tiptree Inc. stockholders’ equity	Fortegra preferred interests	Common interests	Total stockholders' equity
Balance at December 31, 2024	37,255,838	$37	$389,693	$(27,750)	$95,718	$457,698	$77,679	$121,394	$656,771
Amortization of share-based incentive compensation	—	—	6,805	—	—	6,805	—	2,042	8,847
Vesting of share-based incentive compensation	238,045	—	(2,349)	—	—	(2,349)	—	(138)	(2,487)
Common stock dividends declared	—	—	—	—	(2,263)	(2,263)	—	—	(2,263)
Other comprehensive income (loss), net of tax	—	—	—	8,193	—	8,193	—	3,011	11,204
Subsidiary preferred dividends declared	—	—	—	—	(1,578)	(1,578)	—	—	(1,578)
Net income (loss)	—	—	—	—	7,213	7,213	—	5,755	12,968
Balance at March 31, 2025	37,493,883	$37	$394,149	$(19,557)	$99,090	$473,719	$77,679	$132,064	$683,462

	Common stock						Non-controlling interests
	Number of shares	Par value	Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings	Total Tiptree Inc. stockholders’ equity	Fortegra preferred interests	Common interests	Total stockholders' equity
Balance at December 31, 2023	36,756,187	$37	$382,239	$(26,073)	$60,663	$416,866	$77,679	$82,020	$576,565
Amortization of share-based incentive compensation	—	—	2,984	—	—	2,984	—	723	3,707
Vesting of share-based incentive compensation	25,094	—	(85)	—	—	(85)	—	(622)	(707)
Non-controlling interest contributions	—	—	—	—	—	—	—	9,621	9,621
Non-controlling interest distributions	—	—	—	—	—	—	—	(69)	(69)
Common stock dividends declared	—	—	—	—	(2,225)	(2,225)	—	—	(2,225)
Other comprehensive income (loss), net of tax	—	—	—	(1,855)	—	(1,855)	—	(685)	(2,540)
Subsidiary preferred dividends declared	—	—	—	—	(1,595)	(1,595)	—	—	(1,595)
Net income (loss)	—	—	—	—	10,645	10,645	—	5,236	15,881
Balance at March 31, 2024	36,781,281	$37	$385,138	$(27,928)	$67,488	$424,735	$77,679	$96,224	$598,638

See accompanying notes to condensed consolidated financial statements.

TIPTREE INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Three Months Ended March 31,
	2025	2024
Operating Activities:
Net income (loss) attributable to common stockholders	$5,635	$9,050
Net income (loss) attributable to non-controlling interests	7,333	6,831
Net income (loss)	12,968	15,881
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Net realized and unrealized (gains) losses	(6,831)	(15,624)
Non-cash compensation expense	9,208	3,845
Amortization/accretion of premiums and discounts	(1,263)	(1,736)
Depreciation and amortization expense	4,881	5,568
Non-cash lease expense	1,838	1,990
Deferred provision (benefit) for income taxes	5,840	12,779
Amortization of deferred financing costs	416	300
Change in fair value of liability classified warrants	2,019	4,211
Other	18	217
Changes in operating assets and liabilities:
Mortgage loans originated for sale	(209,142)	(210,402)
Proceeds from the sale of mortgage loans originated for sale	209,929	218,116
(Increase) decrease in notes and accounts receivable	(19,482)	(34,191)
(Increase) decrease in reinsurance recoverable	(128,127)	42,838
(Increase) decrease in prepaid reinsurance premiums	77,241	(7,234)
(Increase) decrease in deferred acquisition costs	11,486	873
(Increase) decrease in other assets	2,011	(1,109)
Increase (decrease) in unearned premiums	(34,059)	(35,408)
Increase (decrease) in policy liabilities and unpaid claims	123,456	117,571
Increase (decrease) in deferred revenue	(17,155)	(725)
Increase (decrease) in reinsurance payable	(81,372)	(4,253)
Increase (decrease) in other liabilities and accrued expenses	2,799	(50,803)
Net cash provided by (used in) operating activities	(33,321)	62,704
Investing Activities:
Purchases of investments	(172,509)	(282,567)
Proceeds from sales and maturities of investments	136,119	326,829
Purchases of property, plant and equipment	(1,121)	(787)
Proceeds from notes receivable	42,313	23,872
Issuance of notes receivable	(22,874)	(26,878)
Net cash provided by (used in) investing activities	(18,072)	40,469
Financing Activities:
Dividends paid	(3,876)	(3,820)
Net non-controlling interest (redemptions) contributions and other	(2,552)	8,751
Payment of debt issuance costs	(2,324)	(140)
Proceeds from borrowings and mortgage notes payable	331,115	253,892
Principal paydowns of borrowings and mortgage notes payable	(261,063)	(250,706)
Net cash provided by (used in) financing activities	61,300	7,977
Effect of exchange rate changes on cash	1,787	(754)
Net increase (decrease) in cash, cash equivalents and restricted cash	11,694	110,396
Cash, cash equivalents and restricted cash – beginning of period	416,264	492,561
Cash, cash equivalents and restricted cash – end of period	$427,958	$602,957

Supplemental Schedule of Non-Cash Investing and Financing Activities:
Right of use asset obtained in exchange for lease liability	$3,257	$—
	As of
Reconciliation of cash, cash equivalents and restricted cash	March 31, 2025	December 31, 2024
Cash and cash equivalents	$342,282	$320,067
Restricted cash	85,676	96,197
Total cash, cash equivalents and restricted cash shown in the statements of cash flows	$427,958	$416,264

TIPTREE INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

See accompanying notes to condensed consolidated financial statements.

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2025
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

As of March 31, 2025, Fortegra was owned approximately 79.1% by Tiptree Holdings, 17.7% by Warburg and 3.2% by management and directors of Fortegra, before giving effect to the exercise of outstanding warrants and management options, and the conversion of outstanding preferred stock. See Note (15) Stockholders' Equity for additional information.

(2) Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements of Tiptree have been prepared in accordance with generally accepted accounting principles in the United States of America (GAAP) and include the accounts of the Company and its subsidiaries. The condensed consolidated financial statements are presented in U.S. dollars, the main operating currency of the Company. The unaudited condensed consolidated financial statements presented herein should be read in conjunction with the annual audited financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024. In the opinion of management, the accompanying unaudited interim financial information reflects all adjustments, including normal recurring adjustments necessary to present fairly the Company’s financial position, results of operations, comprehensive income and cash flows for each of the interim periods presented. The results of operations for the three months ended March 31, 2025 are not necessarily indicative of the results that may be expected for the full year ending on December 31, 2025.

Non-controlling interests (NCI) on the condensed consolidated balance sheets represent the ownership interests in certain consolidated subsidiaries held by entities or persons other than Tiptree. Accounts and transactions between consolidated entities have been eliminated.

Recent Accounting Standards

Recently Adopted Accounting Pronouncements

During the three months ended March 31, 2025, there were no accounting standards adopted by the Company.

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2025
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
		The amendments in this update are effective for annual periods beginning after December 15, 2024.	The Company expects to adopt this guidance when required, which will enhance our income tax disclosures.
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

(3) Operating Segment Data

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

For the three months ended March 31, 2025 and 2024, the Chief Operating Decision Maker (CODM) was the Executive Committee of the Company, comprised of the Executive Chairman and Chief Executive Officer. The CODM uses Income (loss) before taxes and other information provided in tables below to allocate resources and assess performance. Our reportable segments’ income or loss is reported before income taxes and non-controlling interests. Segment results incorporate the revenues and expenses of these subsidiaries since they commenced operations or were acquired. Intercompany transactions are eliminated.

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

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2025
(in thousands, except share data)

Mae.

Other includes our asset manager, Tiptree Advisors, other investments, and our maritime shipping operations for prior year periods.

The tables below present the components of total assets, revenue, expense and income (loss) before taxes for our reportable segments and other business activities for the following periods:

	As of March 31, 2025
	Insurance	Mortgage	Segments subtotal	Other	Corporate	Total
Total assets	$5,493,098	$214,697	$5,707,795	$90,773	$20,924	$5,819,492

	Three Months Ended March 31, 2025
	Insurance	Mortgage	Segments subtotal	Other	Corporate	Total
Revenues:
Earned premiums, net	$363,437	$—	$363,437	$—	$—	$363,437
Service and administrative fees	97,298	—	97,298	—	—	97,298
Ceding commissions	3,633	—	3,633	—	—	3,633
Net investment income	11,729	—	11,729	—	—	11,729
Net realized and unrealized gains (losses)	(3,419)	9,510	6,091	740	—	6,831
Other revenue	7,903	5,669	13,572	926	—	14,498
Total revenues	480,581	15,179	$495,760	1,666	—	497,426
Expenses:
Policy and contract benefits	209,313	—	209,313	—	—	209,313
Commission expense	151,600	—	151,600	—	—	151,600
Employee compensation and benefits	36,435	9,316	45,751	102	9,231	55,084
Interest expense	8,886	302	9,188	—	1,172	10,360
Depreciation and amortization	4,450	74	4,524	—	357	4,881
Other expenses	31,843	5,697	37,540	1,380	1,918	40,838
Total expense	442,527	15,389	457,916	1,482	12,678	472,076
Income (loss) before taxes	38,054	(210)	37,844	184	(12,678)	25,350
Less: provision (benefit) for income taxes						12,382
Net income (loss)						12,968
Less: net income (loss) attributable to non-controlling interests						7,333
Net income (loss) attributable to common stockholders						$5,635

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2025
(in thousands, except share data)

	As of December 31, 2024
	Insurance	Mortgage	Segments subtotal	Other	Corporate	Total
Total assets	$5,432,987	$202,664	$5,635,651	$36,818	$22,320	$5,694,789

	Three Months Ended March 31, 2024
	Insurance	Mortgage	Segments subtotal	Other	Corporate	Total
Revenues:
Earned premiums, net	$347,310	$—	$347,310	$—	$—	$347,310
Service and administrative fees	110,487	—	110,487	—	—	110,487
Ceding commissions	2,744	—	2,744	—	—	2,744
Net investment income	6,758	—	6,758	—	—	6,758
Net realized and unrealized gains (losses)	2,819	10,664	13,483	2,141	—	15,624
Other revenue	8,638	5,227	13,865	1,433	—	15,298
Total revenues	478,756	15,891	494,647	3,574	—	498,221
Expenses:
Policy and contract benefits	207,664	—	207,664	—	—	207,664
Commission expense	156,948	—	156,948	—	—	156,948
Employee compensation and benefits	31,450	9,239	40,689	107	8,390	49,186
Interest expense	7,639	651	8,290	—	—	8,290
Depreciation and amortization	5,083	125	5,208	—	360	5,568
Other expenses	33,161	5,123	38,284	474	2,108	40,866
Total expense	441,945	15,138	457,083	581	10,858	468,522
Income (loss) before taxes	36,811	753	37,564	2,993	(10,858)	29,699
Less: provision (benefit) for income taxes						13,818
Net income (loss)						15,881
Less: net income (loss) attributable to non-controlling interests						6,831
Net income (loss) attributable to common stockholders						$9,050

The Company conducts its operations primarily in the U.S. with 4.6% and 5.2% of total revenues generated overseas for the three months ended March 31, 2025 and 2024, respectively.

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2025
(in thousands, except share data)

(4) Investments

The following table presents the Company’s investments related to insurance operations and other Tiptree investing activities, measured at fair value as of the following periods:

	As of March 31, 2025
		Tiptree Capital
	Insurance	Mortgage	Other	Total
Available for sale securities, at fair value, net of allowance for credit losses	$1,136,452	$—	$20,349	$1,156,801
Loans, at fair value	9,283	80,408	—	89,691
Equity securities	128,218	—	6,938	135,156
Other investments	48,057	4,356	—	52,413
Total investments	$1,322,010	$84,764	$27,287	$1,434,061

	As of December 31, 2024
		Tiptree Capital
	Insurance	Mortgage	Other	Total
Available for sale securities, at fair value, net of allowance for credit losses	$1,097,057	$—	$10,872	$1,107,929
Loans, at fair value	10,272	71,058	—	81,330
Equity securities	104,468	—	4,152	108,620
Other investments	49,983	3,101	—	53,084
Total investments	$1,261,780	$74,159	$15,024	$1,350,963

Available for Sale Securities, at fair value

A majority of the Company’s investments in Available for Sale Securities, at fair value, net of allowance for credit losses (AFS securities) as of March 31, 2025 and December 31, 2024 are held by subsidiaries in the insurance segment. The following tables present the Company’s investments in AFS securities:

	As of March 31, 2025
	Amortized cost	Allowance for credit losses(1)	Gross unrealized gains	Gross unrealized losses	Fair value
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$432,710	$—	$460	$(25,732)	$407,438
Obligations of state and political subdivisions	39,551	(1)	14	(2,350)	37,214
Corporate securities	672,658	(2,460)	4,809	(6,371)	668,636
Asset backed securities	20,272	(20)	1	(1,428)	18,825
Certificates of deposit	1,145	—	—	—	1,145
Obligations of foreign governments	23,667	(2)	2	(124)	23,543
Total	$1,190,003	$(2,483)	$5,286	$(36,005)	$1,156,801

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2025
(in thousands, except share data)

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

	As of
	March 31, 2025		December 31, 2024
	Amortized cost	Fair value	Amortized cost	Fair value
Due in one year or less	$253,753	$252,810	$250,036	$249,392
Due after one year through five years	476,528	472,110	438,322	430,597
Due after five years through ten years	219,445	216,884	223,969	201,948
Due after ten years	220,005	196,172	213,787	203,132
Asset backed securities	20,272	18,825	25,455	22,860
Total	$1,190,003	$1,156,801	$1,151,569	$1,107,929

The following tables present the gross unrealized losses on AFS securities by length of time that individual AFS securities have been in a continuous unrealized loss position for less than twelve months, and twelve months or greater and do not have an allowance for credit losses:

	As of March 31, 2025
	Less Than or Equal to One Year			More Than One Year
	Fair value	Gross unrealized losses	# of Securities(1)	Fair value	Gross unrealized losses	# of Securities(1)
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$87,327	$(2,710)	68	$176,372	$(23,022)	521
Obligations of state and political subdivisions	3,906	(39)	21	29,422	(2,311)	85
Corporate securities	262,350	(2,291)	637	93,902	(4,080)	336
Asset backed securities	1,433	(16)	18	17,357	(1,412)	112
Obligations of foreign governments	16,047	(29)	2	1,293	(95)	5
Total	$371,063	$(5,085)	746	$318,346	$(30,920)	1,059

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2025
(in thousands, except share data)

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
(1)    Presented in whole numbers.

Management believes that it is more likely than not that the Company will be able to hold the fixed maturity AFS securities that were in an unrealized loss position as of March 31, 2025 until full recovery of their amortized cost basis.

The table below presents a roll-forward of the activity in the allowance for credit losses on AFS securities by type as of March 31, 2025:

	Obligations of state and political subdivisions	Corporate securities	Asset backed securities	Obligations of foreign governments	Total
Balance at December 31, 2023	$(1)	$(73)	$(10)	$—	$(84)
(Increase) in allowance for credit losses	—	(61)	(16)	—	(77)
Additions for AFS securities purchased with credit deterioration during the year	—	(52)	—	—	(52)
Reduction in credit losses due to AFS securities sold during the year	—	1	—	—	1
Gains from recoveries of amounts previously written off	—	6	—	—	6
Balance at March 31, 2024	$(1)	$(179)	$(26)	$—	$(206)

Balance at December 31, 2024	$(1)	$(3,157)	$(68)	$(1)	$(3,227)
(Increase) in allowance for credit losses	—	(394)	(3)	—	(397)
Additions for AFS securities purchased with credit deterioration during the year	—	(435)	—	(2)	(437)
Reduction in credit losses due to AFS securities sold during the year	—	125	49	1	175
Gains from recoveries of amounts previously written off	—	1,401	2	—	1,403
Balance at March 31, 2025	$(1)	$(2,460)	$(20)	$(2)	$(2,483)

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

The table below presents the amount of gains from recoveries (credit losses, including Current Expected Credit Losses (CECL)) on AFS securities recorded by the Company for the following period:

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2025
(in thousands, except share data)

	Three Months Ended March 31,
	2025	2024
Net gains from recoveries (credit losses) on AFS securities	$727	$(122)

Pursuant to certain statutory licensing requirements, the Company has deposited $24,349 of invested assets in insurance department safekeeping accounts as of March 31, 2025. The Company also has deposited invested assets in custody accounts pursuant to certain reinsurance agreements. The Company cannot remove or replace investments in such safekeeping and custody accounts without prior approval of the regulatory authority or contractual party, as applicable. The following table presents the Company’s restricted investments included in the Company’s AFS securities:

	As of
	March 31, 2025	December 31, 2024
Fair value of restricted investments	$53,577	$45,483

The following table presents additional information on the Company’s AFS securities:

	Three Months Ended March 31,
	2025	2024
Purchases of AFS securities	$153,699	$167,933

Proceeds from maturities, calls and prepayments of AFS securities	$82,017	$170,427

Gross proceeds from sales of AFS securities	$39,457	$14,812

The following table presents the gross realized gains and gross realized losses from sales and redemptions of AFS securities:

	Three Months Ended March 31,
	2025	2024
Gross realized gains	$450	$—
Gross realized (losses)	$(1,071)	(116)
Total net realized gains (losses) from investment sales and redemptions	$(621)	$(116)

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2025
(in thousands, except share data)

Loans, at fair value

The following table presents the Company’s investments in loans measured at fair value and the Company’s investments in loans measured at fair value pledged as collateral:

	As of March 31, 2025				As of December 31, 2024
	Fair value	Unpaid principal balance (UPB)	Fair value exceeds / (below) UPB	Pledged as collateral	Fair value	Unpaid principal balance (UPB)	Fair value exceeds / (below) UPB	Pledged as collateral
Insurance:
Corporate loans (1)	$9,283	$12,927	$(3,644)	$—	$10,272	$12,927	$(2,655)	$—
Mortgage:
Mortgage loans held for sale (2)	80,408	78,097	2,311	79,713	71,058	70,074	984	70,361
Total loans, at fair value	$89,691	$91,024	$(1,333)	$79,713	$81,330	$83,001	$(1,671)	$70,361
(1)    The cost basis of Corporate loans was approximately $12,927 at March 31, 2025 and December 31, 2024.
(2)    As of March 31, 2025, there were two mortgage loans held for sale that were 90 days or more past due. As of December 31, 2024, there were three mortgage loans held for sale that were 90 days or more past due.

Equity Securities

Equity securities consist mainly of publicly traded common and preferred stocks and exchange traded funds. The following table presents information on the cost and fair value of the Company’s equity securities related to Insurance and Tiptree Capital as of the following periods:

	As of March 31, 2025
	Insurance		Tiptree Capital - Other		Total
	Cost	Fair Value	Cost	Fair Value	Cost	Fair Value
Exchange traded funds	$7,118	$6,736	$—	$—	$7,118	$6,736
Other equity securities	124,722	121,482	7,464	6,938	132,186	128,420
Total equity securities	$131,840	$128,218	$7,464	$6,938	$139,304	$135,156

	As of December 31, 2024
	Insurance		Tiptree Capital - Other		Total
	Cost	Fair Value	Cost	Fair Value	Cost	Fair Value
Exchange traded funds	4,997	5,075	—	—	4,997	5,075
Other equity securities	100,738	99,393	4,967	4,152	105,705	103,545
Total equity securities	$105,735	$104,468	$4,967	$4,152	$110,702	$108,620

Other Investments

The following table contains information regarding the Company’s other investments, measured at fair value, as of the following periods:

	As of March 31, 2025
		Tiptree Capital
	Insurance	Mortgage	Other	Total
Corporate bonds (1)	$3,401	$—	$—	$3,401
Debentures	22,729	—	—	22,729
Investment in credit fund	21,927	—	—	21,927
Other	—	4,356	—	4,356
Total other investments	$48,057	$4,356	$—	$52,413

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2025
(in thousands, except share data)

	As of December 31, 2024
		Tiptree Capital
	Insurance	Mortgage	Other	Total
Corporate bonds (1)	$3,331	$—	$—	$3,331
Debentures	25,320	—	—	25,320
Investment in credit fund	21,332	—	—	21,332
Other	—	3,101	—	3,101
Total other investments	$49,983	$3,101	$—	$53,084
(1) The cost basis of corporate bonds was $3,381 and $3,139 as of March 31, 2025 and December 31, 2024, respectively.

Net Investment Income - Insurance

Net investment income represents investment income and expense from investments related to insurance operations as disclosed within net investment income on the condensed consolidated statements of operations. The following table presents the components of net investment income by source of income:

	Three Months Ended March 31,
	2025	2024
Interest:
AFS securities	$12,228	$6,611
Loans, at fair value	16	40
Other investments	1,309	1,861
Dividends from equity securities	309	86
Subtotal	13,862	8,598
Less: investment expenses	2,133	1,840
Net investment income	$11,729	$6,758

Other Investment Income - Tiptree Capital
Other investment income represents revenue from non-insurance activities as disclosed within other revenue on the condensed consolidated statements of operations, see Note (14) Other Revenue and Other Expenses. The following tables present the components of other investment income by type:

	Three Months Ended March 31,
	2025	2024
Interest income from Loans, at fair value	$862	$816
Loan fee income	4,739	4,381
Other	660	1,019
Other investment income	$6,261	$6,216

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

	Three Months Ended March 31,
	2025	2024
Net realized gains (losses)
Insurance:
Reclass of unrealized gains (losses) on AFS securities from OCI	$(621)	$(116)
Net gains from recoveries (credit losses) on AFS securities	—	(122)
Net realized gains (losses) on loans	—	58

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2025
(in thousands, except share data)

Net realized gains (losses) on equity securities	(268)	1,188
Net realized gains (losses) on corporate bonds	—	2,435
Other	(3)	(963)
Tiptree Capital
Mortgage:
Net realized gains (losses) on loans	9,880	10,823
Other	(157)	159
Other:
Net realized gains (losses) on equity securities	—	9,490
Total net realized gains (losses)	$8,831	$22,952

Net unrealized gains (losses)
Insurance:
Net change in unrealized gains (losses) on loans	$(988)	$(124)
Net gains from recoveries (credit losses) on AFS securities	727	—
Net unrealized gains (losses) on equity securities held at period end	(2,361)	3,022
Reclass of unrealized (gains) losses from prior periods for equity securities sold (1)	—	(53)
Other	95	(2,506)
Tiptree Capital
Mortgage:
Net change in unrealized gains (losses) on loans	1,326	(445)
Other	(1,539)	127
Other:
Net unrealized gains (losses) on equity securities held at period end	288	(959)
Reclass of unrealized (gains) losses from prior periods for equity securities sold	—	(6,390)
Other	452	—
Total net unrealized gains (losses)	(2,000)	(7,328)
Total net realized and unrealized gains (losses)	$6,831	$15,624

(5) Notes and Accounts Receivable, net

The following table presents the total notes and accounts receivable, net:

	As of
	March 31, 2025	December 31, 2024
Accounts and premiums receivable, net	$353,127	$341,613
Retrospective commissions receivable	301,896	286,314
Notes receivable, net	117,152	138,162
Other receivables	26,263	33,042
Total notes and accounts receivable, net	$798,438	$799,131

The following table presents the total valuation allowance and bad debt expense for the following periods:

	Valuation allowance		Bad Debt Expense
	As of		Three Months Ended March 31,
	March 31, 2025	December 31, 2024	2025	2024
Notes receivable, net - premium financing program (1)	$27	$26	$7	$45

Accounts and premiums receivable, net	$328	$294	$11	$172
(1)    As of March 31, 2025 and December 31, 2024, there were $26 and $37 in balances classified as 90 days plus past due, respectively.

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2025
(in thousands, except share data)

(6) Reinsurance Recoverable and Prepaid Reinsurance Premiums

The following table presents the effect of reinsurance on premiums written and earned by our insurance business for the following periods:

	Direct Amount	Ceded to Other Companies	Assumed from Other Companies	Net Amount	Percentage of Amount - Assumed to Net
Three Months Ended March 31, 2025
Premiums written:
Life insurance	$16,570	$8,878	$41	$7,733	0.5%
Accident and health insurance	27,505	18,944	46	8,607	0.5%
Property and liability insurance	494,657	281,100	127,792	341,349	37.4%
Total premiums written	$538,732	$308,922	$127,879	$357,689	35.8%

Premiums earned:
Life insurance	$19,306	$9,881	$82	$9,507	0.9%
Accident and health insurance	31,417	21,156	52	10,313	0.5%
Property and liability insurance	503,540	300,911	140,988	343,617	41.0%
Total premiums earned	$554,263	$331,948	$141,122	$363,437	38.8%

Three Months Ended March 31, 2024
Premiums written:
Life insurance	$17,344	$8,935	$231	$8,640	2.7%
Accident and health insurance	29,978	20,101	415	10,292	4.0%
Property and liability insurance	409,785	222,664	112,098	299,219	37.5%
Total premiums written	$457,107	$251,700	$112,744	$318,151	35.4%

Premiums earned:
Life insurance	$20,693	$10,621	$214	$10,286	2.1%
Accident and health insurance	34,070	23,081	418	11,407	3.7%
Property and liability insurance	400,830	215,897	140,684	325,617	43.2%
Total premiums earned	$455,593	$249,599	$141,316	$347,310	40.7%

The following table presents the components of policy and contract benefits, including the effect of reinsurance on losses and loss adjustment expenses (LAE) incurred:

	Direct Amount	Ceded to Other Companies	Assumed from Other Companies	Net Amount	Percentage of Amount - Assumed to Net
Three Months Ended March 31, 2025
Losses and LAE Incurred
Life insurance	$10,300	$6,136	$—	$4,164	—%
Accident and health insurance	5,015	4,005	(1)	1,009	(0.1)%
Property and liability insurance	241,901	184,710	117,484	174,675	67.3%
Total losses and LAE incurred	$257,216	$194,851	$117,483	$179,848	65.3%
	Member benefit claims (1)			29,465
	Total policy and contract benefits			$209,313

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2025
(in thousands, except share data)

Three Months Ended March 31, 2024
Losses and LAE Incurred
Life insurance	$12,201	$6,717	$(32)	$5,452	(0.6)%
Accident and health insurance	5,529	4,058	871	2,342	37.2%
Property and liability insurance	181,685	104,395	90,296	167,586	53.9%
Total losses and LAE incurred	$199,415	$115,170	$91,135	$175,380	52.0%
	Member benefit claims (1)			32,284
	Total policy and contract benefits			$207,664
(1) Member benefit claims are not covered by reinsurance.

The following table presents the components of the reinsurance recoverable:

	As of
	March 31, 2025	December 31, 2024
Ceded claim reserves:
Life insurance	$4,300	$4,621
Accident and health insurance	24,951	24,836
Property and liability insurance	683,557	607,250
Total ceded claim reserves recoverable	712,808	636,707
Other reinsurance settlements recoverable	408,202	356,176
Total reinsurance recoverable	$1,121,010	$992,883

The following table presents the components of prepaid reinsurance premiums:

	As of
	March 31, 2025	December 31, 2024
Prepaid reinsurance premiums:
Life insurance (1)	$70,121	$71,427
Accident and health insurance (1)	70,331	72,840
Property and liability insurance	828,560	901,986
Total prepaid reinsurance premiums	$969,012	$1,046,253
(1)    Including policyholder account balances ceded.
The following table presents the aggregate amount included in reinsurance receivables that is comprised of the three largest receivable balances from non-affiliated reinsurers:

As of
March 31, 2025
Total of the three largest receivable balances from non-affiliated reinsurers	$251,039

As of March 31, 2025, the non-affiliated reinsurers from whom our insurance business has the largest receivable balances were: Allianz Global Risks US Insurance Company (A.M. Best Rating: A+ rated), Allianz Reinsurance America, Inc. (A.M. Best Rating: A+ rated), and Ferian Re, LTD (A.M. Best Rating: Not Rated). Receivable balances from authorized reinsurers, such as the Allianz companies noted above, do not require collateral based on the authorized status of the parties. Receivable balances from unauthorized reinsurers are collateralized by assets on hand, assets held in trust accounts, and/or letters of credit. The Company monitors collateral values, authorization status, financial statements and A.M. Best ratings of its reinsurers periodically. As of March 31, 2025, the Company does not believe there is a risk of loss due to the concentration of credit risk in the reinsurance program given the related collateralization or reinsurer A.M. Best rating.

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2025
(in thousands, except share data)

(7) Goodwill and Intangible Assets, net

The following table presents identifiable finite and indefinite-lived intangible assets, accumulated amortization, and goodwill by operating segment and/or reporting unit, as appropriate:

	As of March 31, 2025			As of December 31, 2024
Finite-Lived Intangible Assets:	Insurance	Other	Total	Insurance	Other	Total

Customer relationships	$163,090	$—	$163,090	$162,520	$—	$162,520
Accumulated amortization	(90,473)	—	(90,473)	(87,610)	—	(87,610)
Trade names	16,246	800	17,046	16,202	800	17,002
Accumulated amortization	(10,174)	(780)	(10,954)	(9,869)	(760)	(10,629)
Software licensing	17,474	640	18,114	17,238	640	17,878
Accumulated amortization	(10,931)	(640)	(11,571)	(10,705)	(640)	(11,345)
Insurance policies and contracts acquired	36,500	—	36,500	36,500	—	36,500
Accumulated amortization	(36,500)	—	(36,500)	(36,500)	—	(36,500)
Other	1,094	—	1,094	1,081	—	1,081
Accumulated amortization	(875)	—	(875)	(799)	—	(799)
Total finite-lived intangible assets	85,451	20	85,471	88,058	40	88,098
Indefinite-Lived Intangible Assets: (1)
Insurance licensing agreements	13,761	—	13,761	13,761	—	13,761
Other	—	1,000	1,000	—	1,000	1,000
Total indefinite-lived intangible assets	13,761	1,000	14,761	13,761	1,000	14,761
Total intangible assets, net	$99,212	$1,020	$100,232	$101,819	$1,040	$102,859

Goodwill	204,788	1,708	206,496	204,998	1,708	206,706
Total goodwill and intangible assets, net	$304,000	$2,728	$306,728	$306,817	$2,748	$309,565
(1)    Impairment tests are performed at least annually on indefinite-lived intangible assets.

Goodwill

The following table presents the activity in goodwill, by operating segment and/or reporting unit, as appropriate, and includes the adjustments made to the balance of goodwill to reflect the effect of the final valuation adjustments made for acquisitions, as well as the reduction to any goodwill attributable to impairment related charges:

	Insurance	Other	Total
Balance at December 31, 2024	$204,998	$1,708	$206,706
Foreign currency translation and other	(210)	—	(210)
Balance at March 31, 2025	$204,788	$1,708	$206,496

The Company conducts annual impairment tests of its goodwill as of October 1. For the three months ended March 31, 2025 and 2024, no impairments were recorded on the Company’s goodwill. There was no accumulated impairment recorded in the goodwill balance as of March 31, 2025.

Intangible Assets, net

The following table presents the activity, by operating segment and/or reporting unit, as appropriate, in finite and indefinite-lived other intangible assets and includes the adjustments made to the balance to reflect the effect of any final valuation adjustments made for acquisitions, as well as any reduction attributable to impairment-related charges:

	Insurance	Other	Total
Balance at December 31, 2024	$101,819	$1,040	$102,859
Amortization expense	(3,334)	(20)	(3,354)
Foreign currency translation and other	727	—	727
Balance at March 31, 2025	$99,212	$1,020	$100,232

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2025
(in thousands, except share data)

The following table presents the amortization expense on finite-lived intangible assets for the following periods:

	Three Months Ended March 31,
	2025	2024
Amortization expense on intangible assets	$3,354	$3,991

For the three months ended March 31, 2025 and 2024, no impairments were recorded on the Company’s intangible assets. The Company’s accumulated impairment on intangible assets was $728 as of March 31, 2025.

The following table presents the amortization expense on finite-lived intangible assets for the next five years and thereafter by operating segment and/or reporting unit, as appropriate:

	As of March 31, 2025
	Insurance (1)	Other	Total
Remainder of 2025	$9,917	$20	$9,937
2026	10,894	—	10,894
2027	9,543	—	9,543
2028	8,341	—	8,341
2029	7,292	—	7,292
2030 and thereafter	38,810	—	38,810
Total	$84,797	$20	$84,817
(1)    Does not include foreign currency translation adjustment of $654 as of March 31, 2025.

(8) Derivative Financial Instruments and Hedging

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

The remaining derivatives are generally comprised of a combination of swaps, currency forwards and options, which are generally classified as Level 2 in the fair value hierarchy. In addition, the Fortegra Additional Warrant (Warburg) is a derivative liability and classified as Level 3 in the fair value hierarchy. See Note (15) Stockholders' Equity for additional information regarding the Fortegra Additional Warrant.

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2025
(in thousands, except share data)

The following table presents the gross notional and fair value amounts of derivatives (on a gross basis) categorized by underlying risk:

	As of March 31, 2025			As of December 31, 2024
	Notional values	Asset derivatives	Liability derivatives	Notional values	Asset derivatives	Liability derivatives
Interest rate lock commitments	$157,872	$4,201	$—	$105,898	$2,257	$—
Forward delivery contracts	42,712	89	90	26,090	33	54
TBA mortgage-backed securities	244,700	66	523	133,200	811	115
Fortegra Additional Warrants (Warburg)(1)	—	—	12,977	—	—	10,958
Total	$445,284	$4,356	$13,590	$265,188	$3,101	$11,127
(1) See Note (15) Stockholders' Equity for additional information.

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2025
(in thousands, except share data)

(9) Debt, net

The following table presents the balance of the Company’s debt obligations, net of discounts and deferred financing costs for our corporate and asset based debt. Asset based debt is generally recourse only to specific assets and related cash flows.

	As of March 31, 2025
Corporate debt	Insurance	Mortgage	Corporate	Total
Secured revolving credit agreements (1)	$36,000	$—	$—	$36,000
Secured term credit agreement (SOFR + 5.25%)(2)	—	—	74,813	74,813
Preferred trust securities (SOFR + 4.10% + spread adjustment)(3)	—	—	—	—
8.50% Junior subordinated notes	125,000	—	—	125,000
9.25% Junior subordinated notes	150,000	—		150,000
Total corporate debt	311,000	—	74,813	385,813

Asset based debt
Asset based revolving financing (SOFR + 2.75%)	51,019	—	—	51,019
Residential mortgage warehouse borrowings (1.75% to 3.30% over SOFR)(4)(5)	—	76,064	—	76,064
Total asset based debt	51,019	76,064	—	127,083
Total debt, face value	362,019	76,064	74,813	512,896
Unamortized discount, net	—	—	(715)	(715)
Unamortized deferred financing costs	(14,710)	(29)	(2,173)	(16,912)
Total debt, net	$347,309	$76,035	$71,925	$495,269

	As of December 31, 2024
Corporate debt	Insurance	Mortgage	Corporate	Total
Secured revolving credit agreements (1)	$—	$—	$—	$—
Secured term credit agreement (SOFR + 5.25%)(2)	—	—	—	—
Preferred trust securities (SOFR + 4.10% + spread adjustment)(3)	35,000	—	—	35,000
8.50% Junior subordinated notes	125,000	—	—	125,000
9.25% Junior subordinated notes	150,000	—	—	150,000
Total corporate debt	310,000	—	—	310,000

Asset based debt
Asset based revolving financing (SOFR + 2.75%)	63,699	—	—	63,699
Residential mortgage warehouse borrowings (1.75% to 3.30% over SOFR)(4)(5)	—	68,394	—	68,394
Total asset based debt	63,699	68,394	—	132,093
Total debt, face value	373,699	68,394	—	442,093
Unamortized discount, net	—	—	—	—
Unamortized deferred financing costs	(14,957)	(47)	—	(15,004)
Total debt, net	$358,742	$68,347	$—	$427,089
(1)    The secured credit agreements include separate tranches with multiple rate structures that are adjustable based on Fortegra’s senior leverage ratio, which as of March 31, 2025 and December 31, 2024 was SOFR + 1.50%.
(2)    The $75,000 Corporate debt is a secured term credit agreement at 5.25% over the one month SOFR rate, with a floor of 1.00%.
(3)    Previously based on 3-month LIBOR, moved to SOFR plus the tenor spread adjustment of 0.26%, in accordance with the Adjustable Interest Rate (LIBOR) Act of 2021.
(4)    As of March 31, 2025, included (i) a $50,000 line of credit at 1.75%, 2.00% and 2.50% over the one month SOFR rate, (ii) a $25,000 line of credit at 1.75% over the one month SOFR rate, with a floor of 2.75%, (iii) a $30,000 line of credit at 1.875% over the one month SOFR rate and (iv) a $10,000 line of credit at 3.30% over the one month SOFR rate. As of December 31, 2024, included (i) a $50,000 line of credit at 1.75%, 2.00% and 2.50% over the one month SOFR rate, and (ii) a $25,000 line of credit at 1.75% over the one month SOFR rate, with a floor of 2.75%. (iii) a $30,000 line of credit at 1.875% over the one month SOFR rate and (iv) a $10,000 line of credit at 3.30% over the one month SOFR rate.
(5)    The weighted average coupon rate for residential mortgage warehouse borrowings was 6.17% and 6.25% at March 31, 2025 and December 31, 2024, respectively.

The following table presents the amount of interest expense the Company incurred on its debt for the following periods:

	Three Months Ended March 31,
	2025	2024
Interest expense - corporate debt	$8,450	$6,002
Interest expense - asset based debt	1,910	2,288
Total interest expense on debt	$10,360	$8,290

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2025
(in thousands, except share data)

The following table presents the contractual principal payments and future maturities of the unpaid principal balance on the Company’s debt for the following periods:

As of March 31, 2025
Remainder of 2025	$61,044
2026	66,039
2027	36,000
2028	74,813
2029	—
2030 and thereafter	275,000
Total	$512,896

The following narrative is a summary of certain terms of our debt agreements for the three months ended March 31, 2025:
Corporate Debt

Secured Revolving Credit Agreements

As of March 31, 2025 and December 31, 2024, a total of $36,000 and $0, respectively, was outstanding under the revolving line of credit. The maximum borrowing capacity under the agreements as of March 31, 2025 was $200,000.

Secured Term Credit Agreement

On February 7, 2025, Tiptree Holdings LLC, a subsidiary of Tiptree Inc., entered into a $75,000 senior secured credit facility due February 7, 2028. Interest is paid monthly, at an interest rate of SOFR plus 5.25%, with quarterly principal payments at an amount equal to 0.25% of the aggregate original principal.

Preferred Trust Securities

On June 20, 2007, a subsidiary of Fortegra issued $35,000 of preferred trust securities due June 15, 2037. Interest is payable quarterly at an interest rate of SOFR plus 4.10% plus a spread adjustment (previously, LIBOR plus 4.10%). The Company redeemed the preferred trust securities, at the full outstanding principal amount, $35,000, and unpaid interest, $771, on March 17, 2025.

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

Asset Based Debt

Asset Based Revolving Financing

As of March 31, 2025 and December 31, 2024, a total of $51,019 and $63,699, respectively, was outstanding under the borrowing related to our premium finance offerings in our insurance business.

Residential Mortgage Warehouse Borrowings

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2025
(in thousands, except share data)

As of March 31, 2025, our mortgage business had three warehouse lines of credit with three separate lending partners totaling $105,000 of borrowing capacity. The $50,000 line of credit matures in August 2025, the $25,000 line of credit matures in June 2025, and the $30,000 line of credit matures in February 2026.

As of March 31, 2025 and December 31, 2024, a total of $76,064 and $68,394, respectively, was outstanding under such financing agreements.
Mortgage Servicing Rights (MSR) Line of Credit

As of March 31, 2025, our mortgage business had a MSR line of credit totaling $9,570 of borrowing capacity at 3.30% over SOFR, with no borrowings outstanding at the end of the period.

(10) Fair Value of Financial Instruments

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
March 31, 2025
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

The remaining derivatives are generally comprised of a combination of swaps, currency forwards and options, which are generally classified as Level 2 in the fair value hierarchy. In addition, the Fortegra Additional Warrants (Warburg) are a derivative liability and classified as Level 3 in the fair value hierarchy. See Note (15) Stockholders' Equity for additional information regarding the Fortegra Additional Warrants.

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2025
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

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2025
(in thousands, except share data)

The following tables present the Company’s fair value hierarchies for financial assets and liabilities, measured on a recurring basis:

	As of March 31, 2025
	Quoted prices in active markets Level 1	Other significant observable inputs Level 2	Significant unobservable inputs Level 3	Fair value
Assets:
Available for sale securities, at fair value:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$—	$407,438	$—	$407,438
Obligations of state and political subdivisions	—	37,214	—	37,214
Obligations of foreign governments	—	23,543	—	23,543
Certificates of deposit	1,145	—	—	1,145
Asset backed securities	—	18,825	—	18,825
Corporate securities	—	668,636	—	668,636
Total available for sale securities, at fair value	1,145	1,155,656	—	1,156,801

Loans, at fair value:
Corporate loans	—	—	9,283	9,283
Mortgage loans held for sale	—	80,408	—	80,408
Total loans, at fair value	—	80,408	9,283	89,691

Equity securities:
Exchange traded funds	6,736	—	—	6,736
Other equity securities	120,251	—	8,169	128,420
Total equity securities	126,987	—	8,169	135,156

Other investments, at fair value:
Corporate bonds	—	3,401	—	3,401
Derivative assets	—	148	4,208	4,356
Other	—	21,927	—	21,927
Total other investments, at fair value	—	25,476	4,208	29,684

Mortgage servicing rights (1)	—	—	41,331	41,331

Total	$128,132	$1,261,540	$62,991	$1,452,663

Liabilities: (2)
Derivative liabilities	$—	$592	$21	$613
Fortegra Additional Warrants (Warburg)	—	—	12,977	12,977
Contingent consideration payable	—	—	1,832	1,832
Total	$—	$592	$14,830	$15,422
(1)    Included in other assets. See Note (13) Other Assets and Other Liabilities and Accrued Expenses.
(2)    Included in other liabilities and accrued expenses. See Note (13) Other Assets and Other Liabilities and Accrued Expenses.

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2025
(in thousands, except share data)

	As of December 31, 2024
	Quoted prices in active markets Level 1	Other significant observable inputs Level 2	Significant unobservable inputs Level 3	Fair value
Assets:
Available for sale securities, at fair value:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$—	$395,643	$—	$395,643
Obligations of state and political subdivisions	—	38,675	—	38,675
Obligations of foreign governments	—	51,472	—	51,472
Certificates of deposit	1,145	—	—	1,145
Asset backed securities	—	22,860	—	22,860
Corporate securities	—	598,134	—	598,134
Total available for sale securities, at fair value	1,145	1,106,784	—	1,107,929

Loans, at fair value:
Corporate loans	—	—	10,272	10,272
Mortgage loans held for sale	—	71,058	—	71,058
Total loans, at fair value	—	71,058	10,272	81,330

Equity securities:
Exchange traded funds	5,075	—	—	5,075
Other equity securities	95,360	—	8,185	103,545
Total equity securities	100,435	—	8,185	108,620

Other investments, at fair value:
Corporate bonds	—	3,331	—	3,331
Derivative assets	—	834	2,267	3,101
Other	—	21,332	—	21,332
Total other investments, at fair value	—	25,497	2,267	27,764

Mortgage servicing rights (1)	—	—	42,611	42,611

Total	$101,580	$1,203,339	$63,335	$1,368,254

Liabilities: (2)
Derivative liabilities	—	143	26	169
Fortegra Additional Warrants (Warburg)	—	—	10,958	10,958
Contingent consideration payable	—	—	1,779	1,779
Total	$—	$143	$12,763	$12,906
(1)    Included in other assets. See Note (13) Other Assets and Other Liabilities and Accrued Expenses.
(2)    Included in other liabilities and accrued expenses. See Note (13) Other Assets and Other Liabilities and Accrued Expenses.

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2025
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

The following table presents additional information about assets that are measured at fair value on a recurring basis for which the Company has utilized Level 3 inputs to determine fair value for the following periods:

	Three Months Ended March 31,
	2025	2024
Balance at January 1,	$63,335	$61,565
Net realized and unrealized gains or losses included in:
Earnings	(2,288)	955
OCI	—	75
Origination of IRLCs	11,316	10,092
Distributions	—	(764)
Conversions to mortgage loans held for sale	(9,372)	(10,639)
Balance at March 31,	$62,991	$61,284

Changes in unrealized gains (losses) included in earnings related to assets still held at period end	$(2,288)	$955
Changes in unrealized gains (losses) included in OCI related to assets still held at period end	$—	$75
The following table presents the range and weighted average (WA) used to develop significant unobservable inputs for the fair value measurements of Level 3 assets and liabilities:

	As of				As of
	March 31, 2025	December 31, 2024	Valuation technique	Unobservable input(s)	March 31, 2025				December 31, 2024
Assets	Fair value				Range			WA (1)	Range			WA (1)
IRLCs	$4,201	$2,257	Internal model	Pull through rate	45%	to	95%	59%	45%	to	95%	60%
Mortgage servicing rights	41,331	42,611	External model	Discount rate	10%	to	15%	11%	10%	to	15%	11%
				Cost to service	$65	to	$3,000	$128	$65	to	$3,000	$133
				Prepayment speed	3%	to	100%	10%	3%	to	87%	9%
Equity securities	8,169	8,185	Internal model	Forecast EBITDAR	$1,422,000	to	$1,604,000	N/A	$1,422,000	to	$1,604,000	N/A
Corporate loans	9,283	10,272	External model	Bid marks	$65	to	$78	$72	$78	to	$81	$80
Total	$62,984	$63,325

Liabilities
Fortegra Additional Warrants (Warburg)	$12,977	$10,958	External Model	Discount rate	3%	to	5%	3.9%	3%	to	5%	3.4%
				Implied Equity Volatility	40%	to	50%	45%	40%	to	50%	45%
Contingent consideration payable	1,832	1,779	Cash Flow model	Forecast Cash EBITDA	$2,500	to	$4,000	N/A	$2,500	to	$4,000	N/A
				Forecast Underwriting EBITDA	$—	to	$2,000	N/A	$—	to	$2,000	N/A
Total	$14,809	$12,737

(1)    Unobservable inputs were weighted by the relative fair value of the instruments.

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2025
(in thousands, except share data)

The following table presents the carrying amounts and estimated fair values of financial assets and liabilities that are not recorded at fair value and their respective levels within the fair value hierarchy:

	As of March 31, 2025			As of December 31, 2024
	Level within fair value hierarchy	Fair value	Carrying value	Level within fair value hierarchy	Fair value	Carrying value
Assets:
Debentures	2	$22,729	$22,729	2	$25,320	$25,320
Notes receivable, net	2	117,152	117,152	2	138,162	138,162
Total assets		$139,881	$139,881		$163,482	$163,482

Liabilities:
Debt	3	$510,085	$512,181	3	$439,906	$442,093
Total liabilities		$510,085	$512,181		$439,906	$442,093
Debentures: Since interest rates on debentures are at current market rates for similar credit risks, the carrying amount approximates fair value. These values are net of allowance for doubtful accounts. See Note (4) Investments.

Notes Receivable, net: To the extent that carrying amounts differ from fair value, fair value is determined based on contractual cash flows discounted at market rates for similar credits. Categorized under Level 2 in the fair value hierarchy. See Note (5) Notes and Accounts Receivable, net.

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

Accounts and Premiums Receivable, net, Retrospective Commissions Receivable and Other Receivables: The carrying amounts approximate fair value since no interest rate is charged on these short duration assets. Categorized under Level 2 in the fair value hierarchy. See Note (5) Notes and Accounts Receivable, net.

Due from Brokers, Dealers, and Trustees and Due to Brokers, Dealers and Trustees: The carrying amounts are included in other assets and other liabilities and accrued expenses and approximate their fair value due to their short term nature. Categorized under Level 2 in the fair value hierarchy.

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2025
(in thousands, except share data)

(11) Liability for Unpaid Claims and Claim Adjustment Expenses

Roll forward of Claim Liability

The following table presents the activity in the net liability for unpaid losses and allocated loss adjustment expenses of short duration contracts for the following periods:

	Three Months Ended March 31,
	2025	2024
Policy liabilities and unpaid claims balance as of January 1,	$1,298,081	$844,848
Less: liabilities of policy-holder account balances, gross	(304)	(878)
Less: non-insurance warranty benefit claim liabilities	(2,837)	(2,103)
Gross liabilities for unpaid losses and loss adjustment expenses	1,294,940	841,867
Less: reinsurance recoverable on unpaid losses - short duration	(636,300)	(448,117)
Less: other lines, gross	(430)	(295)
Net balance as of January 1, short duration	658,210	393,455

Incurred (short duration) related to:
Current year	182,542	174,540
Prior years	(4,031)	773
Total incurred	178,511	175,313

Paid (short duration) related to:
Current year	60,146	31,010
Prior years	69,453	70,133
Total paid	$129,599	$101,143

Net balance as of March 31, short duration	$707,122	$467,625
Plus: reinsurance recoverable on unpaid losses - short duration	712,452	488,341
Plus: other lines, gross	380	171
Gross liabilities for unpaid losses and loss adjustment expenses	1,419,954	956,137
Plus: liabilities of policy-holder account balances, gross	—	600
Plus: non-insurance warranty benefit claim liabilities	1,583	5,682
Policy liabilities and unpaid claims balance as of March 31,	$1,421,537	$962,419

The following schedule reconciles the total amount of losses incurred on short duration contracts per the table above to the amount of total losses incurred as presented in the condensed consolidated statements of operations, excluding the amount for member benefit claims:

	Three Months Ended March 31,
	2025	2024
Short duration incurred	$178,511	$175,313
Other lines incurred	(68)	(105)
Unallocated loss adjustment expenses	1,405	172
Total losses incurred	$179,848	$175,380
During the three months ended March 31, 2025, the Company experienced favorable prior year development of $4,031, as a result of lower-than-expected losses in its commercial lines of business.

During the three months ended March 31, 2024, the Company experienced unfavorable prior year development of $773, primarily driven by higher-than expected claims paid development in our commercial lines of business, primarily with a single partner.

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2025
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

The favorable prior year development of $4,031 in the three months ended March 31, 2025 represented 10.6% of our insurance business income before taxes of $38,054 and 0.6% of the opening net liability for losses and loss adjustment expenses of $658,210, as of January 1, 2025.

The unfavorable prior year development of $773 in the three months ended March 31, 2024 represented 2.1% of our insurance business income before taxes of $36,811, and 0.2% of the opening net liability for losses and loss adjustment expenses of $393,455, as of January 1, 2024.

During the three months ended March 31, 2025, current year incurred losses included $27.1 million related to the January 2025 California wildfires.

Based upon our internal analysis and our review of the statement of actuarial opinions provided by our actuarial consultants, we believe that the amounts recorded for policy liabilities and unpaid claims reasonably represent the amount necessary to pay all claims and related expenses which may arise from incidents that have occurred as of the balance sheet date.

(12) Revenue from Contracts with Customers

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

The following table presents the disaggregated amounts of revenue from contracts with customers by product type for the following periods:

	Three Months Ended March 31,
	2025	2024
Service and Administrative Fees:
Service contract revenue	$71,749	$80,823
Motor club revenue	9,728	11,521
Other	906	958
Revenue from contracts with customers	$82,383	$93,302

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

We do not disclose information about remaining performance obligations pertaining to contracts that have an original expected duration of one year or less. The transaction price allocated to remaining unsatisfied or partially unsatisfied performance obligations with an original expected duration exceeding one year was not material as of March 31, 2025.

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2025
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

The following table presents the activity in the deferred assets and liabilities related to revenue from contracts with customers for the following period:

	January 1, 2025			March 31, 2025
	Beginning balance	Additions	Amortization	Ending balance
Deferred acquisition costs
Service and Administrative Fees:
Service contract revenue	$211,406	$20,458	$22,680	$209,184
Motor club revenue	12,904	7,372	7,600	12,676
Total	$224,310	$27,830	$30,280	$221,860

Deferred revenue
Service and Administrative Fees:
Service contract revenue	$617,633	$76,229	$71,749	$622,113
Motor club revenue	16,746	9,432	9,728	16,450
Other	—	903	903	—
Total	$634,379	$86,564	$82,380	$638,563

For the periods presented, no write-offs for unrecoverable deferred acquisition costs and deferred revenue were recognized.

(13) Other Assets and Other Liabilities and Accrued Expenses

Other Assets

The following table presents the components of other assets as reported in the condensed consolidated balance sheets:

	As of
	March 31, 2025	December 31, 2024
Accrued investment income	$12,238	$12,415
Loans eligible for repurchase	58,461	56,279
Mortgage servicing rights	41,331	42,611
Right of use assets - operating leases (1)	28,902	27,816
Income tax receivable	1,990	1,976
Furniture, fixtures and equipment, net	26,949	27,321
Due from broker/trustee	22,458	28,327
Prepaid expenses	11,199	12,481
Other	4,371	4,632
Total other assets	$207,899	$213,858
(1) See Note (19) Commitments and Contingencies for additional information.

The following table presents the depreciation expense related to furniture, fixtures and equipment for the following periods:

	Three Months Ended March 31,
	2025	2024
Depreciation expense related to furniture, fixtures and equipment	$1,527	$1,577

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2025
(in thousands, except share data)

Other Liabilities and Accrued Expenses

The following table presents the components of other liabilities and accrued expenses as reported in the condensed consolidated balance sheets:

	As of
	March 31, 2025	December 31, 2024
Accounts payable and accrued expenses	$76,963	$83,287
Loans eligible for repurchase liability	58,461	56,279
Deferred tax liabilities, net	181,322	170,802
Operating lease liabilities (1)	37,086	36,588
Commissions payable	641	7,066
Derivative liabilities	13,590	11,127
Due to broker/trustee	19,441	2,693
Other	59,383	40,083
Total other liabilities and accrued expenses	$446,887	$407,925
(1) See Note (19) Commitments and Contingencies for additional information.

(14) Other Revenue and Other Expenses

Other Revenue

The following table presents the components of other revenue as reported in the condensed consolidated statement of operations.

	Three Months Ended March 31,
	2025	2024
Other investment income (1)	$6,261	$6,216
Financing interest income	4,087	4,272
Other (2)	4,150	4,810
Total other revenue	$14,498	$15,298
(1)    See Note (4) Investments for the components of Other investment income.
(2)    Includes $3,821 and $4,378 for the three months ended March 31, 2025 and 2024, respectively, related to Insurance.

Other Expenses

The following table presents the components of other expenses as reported in the condensed consolidated statement of operations:

	Three Months Ended March 31,
	2025	2024
General and administrative	$10,558	$10,521
Professional fees	11,090	9,078
Premium taxes	5,365	5,375
Mortgage origination expenses	3,702	3,160
Rent and related	3,972	3,916
Other	6,151	8,816
Total other expenses	$40,838	$40,866

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2025
(in thousands, except share data)

(15) Stockholders' Equity

Stock Repurchases

The Board of Directors authorized the Company to make repurchases of up to $20,000 of shares of the Company’s outstanding common stock in the aggregate, at the discretion of the Company’s Executive Committee. There were no shares repurchased during the three months ended March 31, 2025. As of March 31, 2025, the remaining repurchase authorization was $11,945.

Dividends

The Company declared cash dividends per share for the following periods presented below:

	Dividends per share for the
	Three Months Ended March 31,
	2025	2024
First quarter	$0.06	$0.06
Total cash dividends declared	$0.06	$0.06

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

In March and April 2024, Tiptree, Warburg and Fortegra independent directors contributed $30,044, $9,889 and $67, respectively, to Fortegra in exchange for Fortegra Common Stock. As of March 31, 2025, Fortegra was owned approximately 79.1% by Tiptree Holdings, 17.7% by Warburg and 3.2% by management and directors of Fortegra before giving effect to the exercise of outstanding warrants and management options and the conversion of outstanding preferred stock.

Fortegra Preferred Stock

The face amount of the Fortegra Preferred Stock is $80,000. Dividends are cumulative and accrue at a rate of 8% per annum, compounding quarterly. Any quarterly dividend may be paid in cash, at Fortegra’s option. For the three months ended March 31, 2025, and 2024, cash dividends declared were $1,578 and $1,595, respectively.

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
March 31, 2025
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

The following table presents the components of non-controlling interests as reported in the condensed consolidated balance sheets:

	As of
	March 31, 2025	December 31, 2024
Fortegra preferred interests	$77,679	$77,679
Fortegra common interests	132,064	121,394
Total non-controlling interests	$209,743	$199,073

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

Statutory Capital and Surplus

The Company’s insurance company subsidiaries must maintain minimum amounts of statutory capital and surplus as required by regulatory authorities, including the NAIC; their capital and surplus levels exceeded respective minimum requirements as of March 31, 2025 and December 31, 2024.

Under the NAIC Risk-Based Capital Act of 1995, a company’s Risk-Based Capital (RBC) is calculated by applying certain risk factors to various asset, claim and reserve items. If a company's adjusted surplus falls below calculated RBC thresholds, regulatory intervention or oversight is required. The Company’s U.S. domiciled insurance company subsidiaries' RBC levels, as calculated in accordance with the NAIC’s RBC instructions, exceeded all RBC thresholds as of March 31, 2025 and December 31, 2024.

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

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2025
(in thousands, except share data)

There were no dividends paid to the Company by its U.S. domiciled insurance company subsidiaries for the three months ended March 31, 2025 and 2024. The combined amount available for ordinary dividends of the Company's U.S. domiciled insurance company subsidiaries for the following periods:

	As of
	March 31, 2025	December 31, 2024
Amount available for ordinary dividends of the Company's insurance company subsidiaries	$78,614	$78,614

At March 31, 2025, the maximum amount of dividends that our U.S. domiciled insurance company subsidiaries could pay under applicable laws and regulations without regulatory approval was approximately $78,614. The Company may seek regulatory approval to pay dividends in excess of this permitted amount, but there can be no assurance that the Company would receive regulatory approval if sought.

(16) Accumulated Other Comprehensive Income (Loss) (AOCI)

The following table presents the activity of AFS securities in AOCI, net of tax, for the following periods:

	Unrealized gains (losses) on available for sale securities	Foreign currency translation adjustment	Total AOCI	Amount attributable to non-controlling interests	Total AOCI to Tiptree Inc.
Balance at December 31, 2023	$(32,145)	$(98)	$(32,243)	$6,170	$(26,073)
Other comprehensive income (losses) before reclassifications	(3,046)	420	(2,626)	685	(1,941)
Amounts reclassified from AOCI	86	—	86	—	86
OCI	(2,960)	420	(2,540)	685	(1,855)
Balance at March 31, 2024	$(35,105)	$322	$(34,783)	$6,855	$(27,928)

Balance at December 31, 2024	$(32,266)	$(2,529)	$(34,795)	$7,045	$(27,750)
Other comprehensive income (losses) before reclassifications	4,816	5,910	10,726	(3,011)	7,715
Amounts reclassified from AOCI	478	—	478	—	478
OCI	5,294	5,910	11,204	(3,011)	8,193
Balance at March 31, 2025	$(26,972)	$3,381	$(23,591)	$4,034	$(19,557)

The following table presents the reclassification adjustments out of AOCI included in net income and the impacted line items on the condensed consolidated statement of operations for the following periods:

	Three Months Ended March 31,		Affected line item in consolidated statements of operations
Components of AOCI	2025	2024
Unrealized gains (losses) on available for sale securities	$(621)	$(116)	Net realized and unrealized gains (losses)
Related tax (expense) benefit	143	30	Provision for income tax
Net of tax	$(478)	$(86)

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2025
(in thousands, except share data)

(17) Stock Based Compensation

Tiptree Equity Plans

The table below summarizes changes to the issuances under the Company’s 2017 Omnibus Incentive Equity Plan for the periods indicated, excluding awards granted under the Company’s subsidiary incentive plans that are exchangeable for Tiptree common stock:

2017 Equity Plan	Number of shares
Available for issuance as of December 31, 2024	756,984
RSU, stock and option awards granted	(286,144)
Available for issuance as of March 31, 2025	470,840

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

Stock awards issued as director compensation are deemed to be granted and immediately vested upon issuance. On February 25, 2025, the Company issued Messrs. Barnes and Ilany 60,813 and 151,778 shares of the Company's common stock, respectively, as part of their compensation for 2024 performance.

The following table presents changes to the issuances of RSUs under the 2017 Omnibus Incentive Equity Plan for the periods indicated:

	Number of shares issuable	Weighted average grant date fair value
Unvested units as of December 31, 2024	287,684	$15.22
Granted	286,144	21.65
Vested	(355,810)	18.29
Unvested units as of March 31, 2025 (1)	218,018	$18.64
(1) Includes 76,930, 70,866 and 70,222 shares that vest in 2026, 2027 and 2028, respectively.

The following tables present the detail of the granted and vested RSUs and Stock Awards for the periods indicated:

	Three Months Ended March 31,			Three Months Ended March 31,
Granted	2025	2024	Vested	2025	2024
Directors	3,331	5,019	Directors	3,331	5,019
Employees	282,813	78,360	Employees	352,479	31,470
Total Granted	286,144	83,379	Total Vested	355,810	36,489
			Taxes	(117,765)	(11,395)
			Net Vested	238,045	25,094

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

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2025
(in thousands, except share data)

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

As of March 31, 2025, 4,520,833 PRSUs were unvested. The below table illustrates the aggregate number of PRSUs that will vest upon the achievement of each Tiptree share price target. Such price targets are adjusted down for cumulative dividends paid by the Company since grant (e.g., the next share price target is $29.01 as adjusted for cumulative dividends paid to date).

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

Stock Option Awards

Between 2016 and 2020, option awards were granted to the Executive Committee with an exercise price equal to the fair market value of our common stock on the date of grant. The option awards have a 10-year term and are subject to the recipient’s continuous service, a market requirement, and vest one third on each of the three, four, and five-year anniversaries of the grant date. As of March 31, 2025, the market requirement for all outstanding options has been achieved. There were no stock option awards granted from 2021 to March 31, 2025.

The following table presents the Company’s stock option activity for the current period:

	Options outstanding	Weighted average exercise price (in dollars per stock option)	Weighted average grant date value (in dollars per stock option)	Options exercisable
Balance, December 31, 2024	1,583,873	$6.51	$2.25	1,442,114

Balance, March 31, 2025	1,583,873	$6.51	$2.25	1,583,873

Weighted average remaining contractual term at March 31, 2025 (in years)	3.0

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2025
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

As of March 31, 2025, unvested time vesting RSUs represented 0.3% and unvested time and performance vesting options represented 3.9% of Fortegra Common Stock (in each case, assuming conversion of the Fortegra Preferred Stock). The RSUs include a retirement provision and are amortized over the lesser of the service condition or expected retirement date. The time vested options vest in equal parts over five years with the first tranche vested and exercised in 2024. The performance vested options vest based on specific internal rate of return targets determined at the time of a change of control of Fortegra or sale by Warburg of more than 50% of its Fortegra securities (on an as converted basis) acquired in 2022. A majority of these time and performance options must be exercised in the calendar year they vest and shall be deemed automatically exercised if not otherwise done so by December 31 of the calendar year in which they vest. The fair value option grants were estimated on the date of grant using a Black-Scholes Merton option pricing formula embedded within a Monte Carlo model used to simulate the future value of Fortegra Common Stock, which assumes the market requirement is achieved. Key assumptions used in the model were a historical volatility of 45.0%, a risk free rate of 3.7%, no dividend yield and an expected term of 4.2 years.
In 2023, Fortegra granted performance based restricted stock units (Fortegra PRSUs) that vest based on the achievement of specified gross written premium volume targets and underwriting ratios for selected specialty insurance lines written in 2024. Upon vesting, the Fortegra PRSUs entitle recipients to participate in an aggregate pool of between $5,000 and $20,000 payable in shares of Fortegra. The Fortegra PRSUs are accounted for as liability awards and were unvested as of March 31, 2025.

The following table presents changes to the issuances of subsidiary awards under the subsidiary incentive plans for the periods indicated:

Grant date fair value of equity shares issuable
Unvested balance as of December 31, 2024	$19,112
Granted	1,200
Vested	(846)
Forfeited	(831)
Unvested balance as of March 31, 2025	$18,635

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2025
(in thousands, except share data)

Stock Based Compensation Expense

The following table presents total stock based compensation expense and the related income tax benefit recognized on the condensed consolidated statements of operations:

	Three Months Ended March 31,
	2025	2024
Employee compensation and benefits	$9,139	$3,776
Director compensation	69	69
Income tax benefit	(1,049)	(808)
Net stock based compensation expense	$8,159	$3,037
Additional information on total non-vested stock based compensation is as follows:

	As of March 31, 2025
	Subsidiary Stock options	Restricted stock awards and RSUs	Performance Restricted Stock Units
Unrecognized compensation cost related to non-vested awards (1)	$14,298	$1,255	$12,678
Weighted - average recognition period (in years)	1.6	1.2	1.2
(1)    Includes unrecognized compensation cost of $14,298 related to stock options and $2,556 related to PRSUs at The Fortegra Group.

(18) Income Taxes

The following table presents the Company’s provision (benefit) for income taxes reflected as a component of income (loss):

	Three Months Ended March 31,
	2025		2024
Total income tax expense (benefit)	$12,382		$13,818

Effective tax rate (ETR)	48.8%	(1)	46.5%	(1)
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

For the three months ended March 31, 2025, the deferred tax liability relating to Fortegra increased by $7,072, of which $2,349 of expense was recorded in OCI, and $4,723 expense was recorded as a provision for income taxes. For the three months ended March 31, 2024, the deferred tax liability relating to Fortegra increased by $3,930, of which $535 of benefit was recorded in OCI, and $4,465 expense was recorded as a provision for income taxes. Excluding the impact of these deferred taxes, the effective tax rates for the three months ended March 31, 2025 and 2024 were 30.2% and 31.5%, respectively.

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
March 31, 2025
(in thousands, except share data)

(19) Commitments and Contingencies

The following table presents rent expense for the Company’s office leases recorded in other expenses on the condensed consolidated statements of operations for the following periods:

	Three Months Ended March 31,
	2025	2024
Rent expense for office leases	$1,838	$1,990

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

In May 2024, the Commonwealth of Kentucky Court of Appeals disagreed with the court’s interpretation of the policies at issue and entered an order (the “Court of Appeals Order”) affirming in part, reversing in part, and remanding the Subclass A Order and Subclass B Order. In June 2024, the Company filed a Motion for Discretionary Review of the Court of Appeals Order in the Supreme Court of the Commonwealth of Kentucky.

In February 2025, the Supreme Court of the Commonwealth of Kentucky denied the Company’s Motion for Discretionary Review of the Court of Appeals’ May 2024 Order and proceedings recommenced in the Pike County Circuit Court. A trial date has not been set.

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
March 31, 2025
(in thousands, except share data)

(20) Earnings Per Share

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

The following table presents a reconciliation of basic and diluted net income per common share for the following periods:

	Three Months Ended March 31,
	2025	2024
Net income (loss)	$12,968	$15,881
Less:
Net income (loss) attributable to non-controlling interests	7,333	6,831
Net income allocated to participating securities	55	73
Net income (loss) attributable to Tiptree Inc. common shares - basic	5,580	8,977
Effect of Dilutive Securities:
Securities of subsidiaries	(623)	(618)
Net income (loss) attributable to Tiptree Inc. common shares - diluted	$4,957	$8,359
Weighted average number of shares of common stock outstanding - basic	37,348,219	36,769,810
Weighted average number of incremental shares of common stock issuable from exchangeable interests and contingent considerations	1,099,299	1,009,602
Weighted average number of shares of common stock outstanding - diluted	38,447,518	37,779,412

Basic net income (loss) attributable to common shares	$0.15	$0.24
Diluted net income (loss) attributable to common shares	$0.13	$0.22

(21) Related Party Transactions

Tiptree Advisors is a related party of the Company because Tiptree Advisors is deemed to be controlled by Michael Barnes, the Company’s Executive Chairman. Tiptree Advisors manages investment portfolio accounts of Fortegra and certain of its subsidiaries under an investment advisory agreement (the IAA). The Company is invested in funds managed by Tiptree Advisors. The Company incurred $1,946 and $1,421 of management and incentive fees for the three months ended March 31, 2025 and 2024, respectively.

For the three months ended March 31, 2025, the Company’s percentage of profits interest in Tiptree Advisors was 52.0%.

Pursuant to the Transition Services Agreement, the Company and Tiptree Advisors have mutually agreed to provide certain services to one another. Payments under the Transition Services Agreement in the three months ended March 31, 2025 and 2024 were not material.

Pursuant to a Partner Emeritus Agreement, the Company agreed to provide Mr. Inayatullah, a greater than 5% stockholder of the Company, support services and reimburse Mr. Inayatullah for a portion of benefit expenses in exchange for advice and other consulting services as requested by the Company’s Executive Committee. Transactions related to the Partner Emeritus Agreement in the three months ended March 31, 2025 and 2024 were not material.

(22) Subsequent Events

On April 29, 2025, the Company’s board of directors declared a quarterly cash dividend of $0.06 per share to holders of common stock with a record date of May 12, 2025, and a payment date of May 19, 2025.

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

Our first quarter of 2025 highlights include:

Overall:
•Tiptree reported net income of $5.6 million for the three months ended March 31, 2025, compared to $9.1 million in the prior year period, driven by growth in Fortegra’s underwriting and fee income, which was more than offset by lower net realized and unrealized investments gains, and incremental interest expense on $74.8 million of outstanding borrowings at the holding company level. Return on average equity was 4.8%, compared to 8.6% in the three months ended March 31, 2024.
•Adjusted net income of $23.3 million increased from $20.5 million in the three months ended March 31, 2024, driven by growth in insurance operations. Adjusted return on average equity was 20.0%, as compared to 19.5% in the three months ended March 31, 2024.

Insurance:
•Gross written premiums and premium equivalents were $753.2 million for the three months ended March 31, 2025, an increase of $89.8 million, or 13.5%, from the prior year period as a result of growth in E&S insurance lines in the U.S. and Europe.
•Net written premiums were $357.7 million for the three months ended March 31, 2025, an increase of 12.4%, driven by growth in gross written premiums.
•Total revenues were $480.6 million, an increase of $1.8 million, or 0.4%, from the three months ended March 31, 2024, driven by premium growth in specialty E&S and admitted insurance lines in the U.S. and Europe.
•Combined ratio of 89.9%, driven by consistent underwriting performance and the scalability of Fortegra’s operating platform.
•Income before taxes of $38.1 million as compared to $36.8 million in 2024, with the increase driven by growth in underwriting and fee revenues. Return on average equity was 17.7% in 2025 as compared to 22.3% in the three months ended March 31, 2024.
•Adjusted net income (before NCI) was $40.5 million, an increase of $6.3 million, or 18.6%, from the three months ended March 31, 2024. Adjusted return on average equity was 25.0%, as compared to 28.3% in the three months ended March 31, 2024.
•Fortegra’s total stockholders’ equity was $667.9 million as of March 31, 2025, compared to $625.5 million as of December 31, 2024, with the increase driven by growth in retained earnings and a decrease in the accumulated other comprehensive loss position.

Tiptree Capital:
•Mortgage loss before taxes was $0.2 million for the three months ended March 31, 2025, as compared to income of $0.8 million in the three months ended March 31, 2024, with the decrease driven by the negative fair value adjustments in mortgage servicing rights and lower origination volumes, partially offset by higher loan servicing fees.

Key Trends:
Our results of operations are affected by a variety of factors including, but not limited to, general economic conditions and GDP growth, market liquidity and volatility, consumer confidence, U.S. demographics, employment and wage growth, business confidence and investment, inflation, interest rates and spreads, the impact of the regulatory environment, and the other factors set forth in Part I, Item 1A in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024. Generally, our businesses are positively affected by a healthy U.S. consumer, stable to gradually rising interest rates, stable markets and business conditions, and global growth and trade flows. Conversely, rising unemployment, volatile markets, rapidly rising interest rates, inflation, changing regulatory requirements, economic uncertainty arising from the imposition of tariffs, and slowing business conditions can have a material adverse effect on our results of operations or financial condition.

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

RESULTS OF OPERATIONS
The following is a summary of our condensed consolidated financial results for the three months ended March 31, 2025 and

2024. In addition to GAAP results, management uses the Non-GAAP measures Adjusted net income, Adjusted return on average equity and book value per share as measurements of operating performance. Management believes these measures provide supplemental information useful to investors as they are frequently used by the financial community to analyze financial performance and comparison among companies.

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

Selected Key Metrics

($ in thousands, except per share information)	Three Months Ended March 31,
GAAP:	2025	2024
Total revenues	$497,426	$498,221
Net income (loss) attributable to common stockholders	$5,635	$9,050
Diluted earnings per share	$0.13	$0.22
Cash dividends paid per common share	$0.06	$0.06
Return on average equity	4.8%	8.6%

Non-GAAP: (1)
Adjusted net income	$23,332	$20,533
Adjusted return on average equity	20.0%	19.5%
(1)    See “—Non-GAAP Reconciliations” for a discussion of non-GAAP financial measures.

Revenues

For the three months ended March 31, 2025, revenues were $497.4 million, which decreased $0.8 million, or 0.2%, compared to the prior year period. The change was primarily driven by growth in earned premiums, net, and higher investment income, more than offset by declines in service and administrative fees, and lower net realized and unrealized gains.

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

($ in thousands)	Three Months Ended March 31,
	2025	2024
Net realized and unrealized gains (losses) - Invesque(1)	$—	$(3,536)
Net realized and unrealized gains (losses)(2)	$(3,692)	$9,656
(1)    On April 15, 2024, the Company sold its 16.98 million shares of Invesque for $0.6 million of proceeds resulting in a realized loss of $134.2 million.
(2)    Excludes Invesque and Mortgage realized and unrealized gains and losses.

Net Income (Loss) Attributable to common stockholders

For the three months ended March 31, 2025, the net income attributable to common stockholders was $5.6 million, compared to $9.1 million in the prior year period, driven by growth in Fortegra’s underwriting and fee income, which was more than offset by lower net realized and unrealized investments gains, and incremental interest expense on $74.8 million of outstanding borrowings at the holding company level.

Adjusted net income & Adjusted return on average equity - Non-GAAP

Adjusted net income for the three months ended March 31, 2025 was $23.3 million, an increase of $2.8 million, or 13.6%, from the three months ended March 31, 2024, driven by growth in our insurance operations. For the three months ended March 31, 2025, adjusted return on average equity was 20.0%, as compared to 19.5% for the three months ended March 31, 2024, driven by the increase in adjusted net income.

Book Value per share - Non-GAAP

Total stockholders’ equity was $683.5 million as of March 31, 2025 compared to $598.6 million as of March 31, 2024, with the increase driven by comprehensive income over the trailing four quarters, partially offset by net changes in non-controlling interests and preferred dividends paid at Fortegra. In the three months ended March 31, 2025, Tiptree returned $2.3 million to stockholders through dividends paid.

Book value per share for the period ended March 31, 2025 was $12.63, an increase from book value per share of $11.55 as of March 31, 2024, driven by comprehensive income per share, partially offset by dividends paid of $0.49 per share, net changes in non-controlling interests and preferred dividends paid at Fortegra.

Results by Segment
We classify our business into two reportable segments, Insurance and Mortgage, with the remainder of our operations aggregated into Tiptree Capital - Other. Corporate activities include holding company interest expense, corporate employee compensation and benefits, and other expenses, including public company expenses.

The following tables present the components of Revenue, Income (loss) before taxes and Adjusted net income for the following periods:

($ in thousands)	Three Months Ended March 31,
	2025	2024
Revenues:
Insurance	$480,581	$478,756
Mortgage	15,179	15,891
Tiptree Capital - other	1,666	3,574
Corporate	—	—
Total revenues	$497,426	$498,221

Income (loss) before taxes:
Insurance	$38,054	$36,811
Mortgage	(210)	753
Tiptree Capital - other	184	2,993
Corporate	(12,678)	(10,858)
Total income (loss) before taxes	$25,350	$29,699

Non-GAAP - Adjusted net income: (1)
Insurance	$32,017	$27,057
Mortgage	610	(309)
Tiptree Capital - other	(447)	653
Corporate	(8,848)	(6,868)
Total adjusted net income	$23,332	$20,533
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

As of March 31, 2025, Fortegra was owned approximately 79.1% by Tiptree, 17.7% by Warburg and 3.2% by management and directors of Fortegra, before giving effect to the exercise of outstanding warrants and the conversion of outstanding preferred stock. The following tables and discussion present the Insurance segment results, including non-controlling interests, for the three months ended March 31, 2025 and 2024.

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

Interest Expense consists primarily of interest expense on corporate revolving debt, notes, preferred trust securities and asset based debt for premium finance and warranty service contract financing, which is non-recourse to Fortegra.

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

Adjusted net income represents income before taxes, less provision (benefit) for income taxes, and excluding the after-tax impact of various expenses that we consider to be unique and non-recurring in nature, including merger and acquisition related expenses, stock-based compensation, net realized and unrealized gains (losses), and intangibles amortization associated with purchase accounting. See “—Non-GAAP Reconciliations” for a reconciliation of adjusted net income to net income in accordance with GAAP.

Adjusted return on average equity represents adjusted net income expressed on an annualized basis as a percentage of average beginning and ending stockholders’ equity during the period. See “—Non-GAAP Reconciliations” for a reconciliation of adjusted return on average equity to return on average equity in accordance with GAAP.

Results of Operations - Three Months Ended March 31, 2025 compared to 2024

($ in thousands)	Three Months Ended March 31,
	2025	2024	Change	% Change
Revenues:
Earned premiums, net	$363,437	$347,310	$16,127	4.6%
Service and administrative fees	97,298	110,487	(13,189)	(11.9)%
Ceding commissions	3,633	2,744	889	32.4%
Net investment income	11,729	6,758	4,971	73.6%
Net realized and unrealized gains (losses)	(3,419)	2,819	(6,238)	NM%
Other revenue	7,903	8,638	(735)	(8.5)%
Total revenues	$480,581	$478,756	$1,825	0.4%
Expenses:
Net losses and loss adjustment expenses	$179,848	$175,380	$4,468	2.5%
Member benefit claims	29,465	32,284	(2,819)	(8.7)%
Commission expense	151,600	156,948	(5,348)	(3.4)%
Employee compensation and benefits	36,435	31,450	4,985	15.9%
Interest expense	8,886	7,639	1,247	16.3%
Depreciation and amortization	4,450	5,083	(633)	(12.5)%
Other expenses	31,843	33,161	(1,318)	(4.0)%
Total expenses	$442,527	$441,945	$582	0.1%
Income (loss) before taxes (1)	$38,054	$36,811	$1,243	3.4%

Key Performance Metrics:
Gross written premiums and premium equivalents	$753,175	$663,417	$89,758	13.5%
Net written premiums	$357,689	$318,151	$39,538	12.4%
Loss ratio	46.4%	46.3%
Acquisition ratio	29.6%	31.2%
Underwriting ratio	76.0%	77.5%
Operating expense ratio	13.9%	12.8%
Combined ratio	89.9%	90.3%
Return on average equity	17.7%	22.3%
Non-GAAP Financial Measures (2):
Adjusted net income (before NCI)	$40,476	$34,133	$6,343	18.6%
Adjusted return on average equity	25.0%	28.3%
Adjusted net income	$32,017	$27,057	$4,960	18.3%
(1)    Net income was $28.4 million for the three months ended March 31, 2025 compared to $26.9 million for the three months ended March 31, 2024.
(2)    See “—Non-GAAP Reconciliations” for a discussion of non-GAAP financial measures.

Revenues - Three Months Ended March 31, 2025 compared to 2024

For the three months ended March 31, 2025, total revenues increased 0.4%, to $480.6 million, as compared to $478.8 million for the three months ended March 31, 2024. Earned premiums, net of $363.4 million increased $16.1 million, or 4.6%, driven by growth in admitted and E&S commercial lines. Earned premiums assumed from other insurance companies were $141.1 million, or 38.8% of the total, compared to $141.3 million, or 40.7% of the total, in the prior year period. As it expands to new geographies and expands product offerings, the Company works to obtain necessary licenses and intends to write this business directly upon obtaining necessary licenses. The Company views direct written and assumed business as having similar characteristics. For the presented periods, earned premiums, net, did not include any significant regional geographic concentrations. Service and administrative fees of $97.3 million decreased by 11.9% driven by decrease in warranty and consumer goods service contract revenues in U.S. and Europe. Ceding commissions of $3.6 million increased by $0.9 million, or 32.4%. Other revenues decreased by $0.7 million, or 8.5%, driven by decrease in interest income on cash equivalents and premium finance product offerings.

For the three months ended March 31, 2025, 22.6% of revenues were derived from fees that were not solely dependent upon the underwriting performance of Fortegra’s insurance products, resulting in more diversified earnings. For the three months ended March 31, 2025, 79.5% of fee-based revenues were generated in non-regulated service companies, with the remainder in regulated insurance companies.

For the three months ended March 31, 2025, net investment income was $11.7 million as compared to $6.8 million in the prior year period, an increase of $5.0 million driven by increased yields on investments. Net realized and unrealized losses were $3.4 million, compared to net realized and unrealized gains of $2.8 million in the prior year period, primarily driven by the change in fair value of equity securities and other investments carried at fair value. Unrealized gains on AFS securities impacting OCI for the three months ended March 31, 2025 were $9.9 million, driven by positive fair value adjustments on U.S. Treasury securities and obligations of U.S. government authorities and agencies, corporate bonds and other investments.

Expenses - Three Months Ended March 31, 2025 compared to 2024

For the three months ended March 31, 2025, net losses and loss adjustment expenses were $179.8 million, member benefit claims were $29.5 million and commission expense was $151.6 million, as compared to $175.4 million, $32.3 million, and $156.9 million respectively, for the three months ended March 31, 2024. The increase in net losses and loss adjustment expenses was $4.5 million, or 2.5%. During the three months ended March 31, 2025, the Company experienced favorable prior year development of $4.0 million primarily as a result of lower-than-expected claims in its commercial lines of business. In the three months ended March 31, 2024, the Company experienced unfavorable prior year development of $0.8 million primarily driven by higher-than-expected claim severity in our commercial lines of business, primarily driven by one partner. For the three months ended March 31, 2025 and 2024, net losses and adjustment expenses included $30.3 million and $1.1 million of net catastrophe losses, respectively, primarily related to the California wildfires for the 2025 period. The decrease in member benefit claims of $2.8 million, or 8.7%, was in line with decrease in service and administrative fees, and driven by moderating inflation on replacement costs and labor rates. Commission expense decreased by $5.3 million, or 3.4%, driven by impacts from sliding scale commission structures, partially offset by the growth in earned premiums.

For the three months ended March 31, 2025, employee compensation and benefits were $36.4 million and other expenses were $31.8 million, as compared to $31.5 million and $33.2 million, respectively, for the three months ended March 31, 2024. Employee compensation and benefits increased by $5.0 million, or 15.9%, driven by investments in human capital associated with growth in E&S, admitted and services lines. Other expenses decreased by $1.3 million, or 4.0%, driven by a change in fair value of the Fortegra Additional Warrant liability of $2.0 million, in comparison to $4.2 million in three months ended March 31, 2024.

For the three months ended March 31, 2025, interest expense was $8.9 million as compared to $7.6 million for the three months ended March 31, 2024. On November 7, 2024, Fortegra issued 150.0 million of 9.25% Fixed Rate Resetting Junior Subordinated Notes due November 2064. The proceeds of the 2024 Notes were used to repay outstanding indebtedness under Fortegra’s credit agreement, for insurance company growth capital and general corporate purposes. The increase in interest expense of $1.2 million, or 16.3%, was primarily driven by was primarily driven by the issuance of the new debt.

For the three months ended March 31, 2025, depreciation and amortization expense was $4.5 million, including $3.3 million of intangible amortization related to purchase accounting associated with acquisitions of Fortegra in 2014 and additional services businesses from 2019 to 2023, as compared to $5.1 million, including $4.0 million of intangible amortization from purchase accounting in 2024.

Gross Written Premiums and Premium Equivalents (1)

The below table shows gross written premiums and premium equivalents by business mix for the three months ended March 31, 2025 and 2024:

($ in thousands)	Three Months Ended March 31,
	2025	2024
Property and short-tail	$219,811	$149,193
Contractual liability	76,294	83,209
General liability	98,884	72,470
Alternative risks	85,180	76,668
Professional liability	63,987	68,168
Europe	46,976	41,708
Commercial lines	$591,132	$491,416
Personal lines	75,479	78,435
Insurance	$666,611	$569,851
Auto and consumer goods warranty	74,846	81,968
Other services	11,718	11,598
Services	$86,564	$93,566
Total	$753,175	$663,417
(1) The total gross written premiums and premium equivalents of $753.2 million and $663.4 million for the three months ended March 31, 2025 and 2024, respectively, were comprised of gross written premiums of $538.7 million and $457.1 million, plus assumed premiums of $127.9 million and $112.7 million, plus gross service and administrative fee additions of $86.6 million and $93.6 million, respectively. See Note (6) Reinsurance Recoverable and Prepaid Reinsurance Premiums and Note (12) Revenue from Contracts with Customers within the respective periods for more information.

Total gross written premiums and premium equivalents for the three months ended March 31, 2025 were $753.2 million, representing an increase of $89.8 million, or 13.5%. The increase was driven by a combination of factors including expanding Fortegra’s distribution partner network, and growing E&S insurance lines.

For the three months ended March 31, 2025, Insurance increased by $96.8 million, or 17.0%, driven by growth in specialty commercial lines, including E&S business, partially offset by decline in the personal lines. For the three months ended March 31, 2025, Services decreased by $7.0 million, or 7.5%, driven by lower volume in consumer goods and vehicle service contracts.

Net written premiums

($ in thousands)	Three Months Ended March 31,
	2025	2024
Property and short-tail	$129,517	$108,436
Contractual liability	20,572	21,765
General liability	46,056	28,460
Alternative risks	61,972	56,488
Professional liability	24,714	22,305
Europe	41,362	41,708
Commercial lines	$324,193	$279,162
Personal lines	33,496	38,989
Insurance	$357,689	$318,151

Net written premiums for the three months ended March 31, 2025 were $357.7 million, representing an increase of $39.5 million, or 12.4%, consistent with growth in gross written premiums. For the three months ended March 31, 2025, commercial lines increased by $45.0 million, or 16.1%, driven by growth in E&S and specialty admitted business. For the three months ended March 31, 2025, personal lines decreased by $5.5 million, or 14.1%, driven by declines in personal credit and auto insurance lines. Property and short-tail lines represented $129.5 million, or 36.2%, of the total net written premiums for the three months ended March 31, 2025 compared to $108.4 million, or 34.1%, for the prior year period. Property and short-tail net written premiums were diversified by geographic location, exposure and risk type with substantial reinsurance protection. As of March 31, 2025, the net loss to the Company in a 1-in-250 year catastrophe event represented approximately 3.9% of Fortegra’s stockholders’ equity. This reported loss includes the impact of incurred losses based on the estimated frequency and severity of potential events, reinstatements premiums, reinsurance recoveries and taxes.

Combined Ratio

The combined ratio was 89.9% for the three months ended March 31, 2025, compared to 90.3% for the prior year period, reflecting the consistent underwriting performance and scalability of the Company’s operating platform. The underwriting ratio was 76.0%, a decrease of 1.5 percentage points from the prior year period, which consists of a loss ratio of 46.4%, compared to 46.3% in the prior year period, and an acquisition ratio of 29.6%, compared to 31.2% in the prior year period. The increase in loss ratio was driven by changes in business mix towards commercial lines and increases in repair and labor costs on vehicle service contracts compared to prior year period, which was offset by the decline in acquisition ratio as a result of swing rate commission structures. Additionally, for the three months ended March 31, 2025, the loss ratio included 6.7 percentage points related to net catastrophe losses as compared to 0.3 percentage points in the prior year period. The primary catastrophic events impacting 2025 were the California wildfires. The operating expense ratio increased 1.1 percentage points to 13.9%, as compared to 12.8% in the prior year period.

Underwriting and Fee Revenues and Underwriting and Fee Margin - Non-GAAP

The below tables show underwriting and fee revenues and underwriting and fee margin by business mix for the three months ended March 31, 2025 and 2024.

	Three Months Ended March 31,
($ in thousands)	2025			2024
	Insurance	Services	Total	Insurance	Services	Total
Underwriting and Fee Revenues (1)	$364,739	$86,492	$451,231	$350,192	$97,891	$448,083

Net losses and loss adjustment expenses	179,848	—	179,848	175,380	—	175,380
Member benefit claims	—	29,465	29,465	—	32,284	32,284
Commission expense (2)	100,578	32,782	133,360	105,370	34,215	139,585
Underwriting and Fee Margin (1)	$84,313	$24,245	$108,558	$69,442	$31,392	$100,834

Loss ratio	49.3%	34.1%	46.4%	50.1%	33.0%	46.3%
Acquisition ratio	27.6%	37.9%	29.6%	30.1%	35.0%	31.2%
Underwriting ratio	76.9%	72.0%	76.0%	80.2%	68.0%	77.5%
(1)    See “—Non-GAAP Reconciliations” for a discussion of non-GAAP financial measures.
(2)     Commission expense in this table is presented net of ceding fees and ceding commissions of $14.6 million and $3.6 million, respectively, as of the three months ended March 31, 2025, and $14.6 million and $2.7 million, respectively, as of the three months ended March 31, 2024.

Underwriting and fee revenues were $451.2 million for the three months ended March 31, 2025 as compared to $448.1 million for the three months ended March 31, 2024. Total underwriting and fee revenues increased $3.1 million, or 0.7%, driven by growth in Insurance. The increase in Insurance was $14.5 million, or 4.2%, driven by growth in commercial, E&S, and credit insurance lines. The decrease in Services was $11.4 million, or 11.6%, driven by decrease in vehicle service contracts and premium finance offerings.

Underwriting and fee margin was $108.6 million for the three months ended March 31, 2025 as compared to $100.8 million for the three months ended March 31, 2024. Total underwriting and fee margin increased $7.7 million, or 7.7%, driven by growth in Insurance. Insurance grew by $14.9 million, or 21.4%, from growth in specialty E&S and admitted lines. Services decreased by $7.1 million, or 22.8%, primarily driven by decrease in vehicle service contracts and premium finance offerings.

Return on Average Equity

Return on average equity was 17.7% for the three months ended March 31, 2025, as compared to 22.3% for the three months ended March 31, 2024, with the decrease driven by slower revenue growth, partially offset by improvement of the combined ratio.

Adjusted Net Income and Adjusted Return on Average Equity - Non-GAAP

For the three months ended March 31, 2025, adjusted net income and adjusted return on average equity were $40.5 million and 25.0%, respectively, as compared to $34.1 million and 28.3%, respectively, for the three months ended March 31, 2024. The improvement of adjusted net income was driven by the growth in revenues and consistent combined ratio, in addition to improvements in net investment income.

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
We are an approved seller/servicer for Fannie Mae and Freddie Mac. We are also an approved issuer and servicer for Ginnie Mae. We originate residential mortgage loans through our retail distribution channel (directly to consumers) in 39 states and the District of Columbia as of March 31, 2025.

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

The following tables present the Mortgage segment results for the following periods:

Results of Operations

($ in thousands)	Three Months Ended March 31,
	2025	2024
Revenues:
Net realized and unrealized gains (losses)	$9,510	$10,664
Other revenue	5,669	5,227
Total revenues	$15,179	$15,891
Expenses:
Employee compensation and benefits	$9,316	$9,239
Interest expense	302	651
Depreciation and amortization	74	125
Other expenses	5,697	5,123
Total expenses	$15,389	$15,138
Income (loss) before taxes	$(210)	$753

Key Performance Metrics:
Origination volumes	$209,142	$210,402
Gain on sale margins	4.8%	5.0%
Return on average equity	(1.0)%	4.5%

Non-GAAP Financial Measures (1):
Adjusted net income	$610	$(309)
Adjusted return on average equity	4.4%	(2.4)%
(1)    See “—Non-GAAP Reconciliations” for a discussion of non-GAAP financial measures.

Revenues - Three Months Ended March 31, 2025 compared to 2024

For the three months ended March 31, 2025, $209.1 million of loans were funded, compared to $210.4 million for the prior year period, a decrease of $1.3 million, or 0.6%. Gain on sale margins decreased to 4.8% for the three months ended March 31, 2025, as compared to 5.0% for the three months ended March 31, 2024.

Net realized and unrealized gains for the three months ended March 31, 2025 were $9.5 million, compared to $10.7 million in the prior year period, a decrease of $1.2 million or 10.8%. The primary driver of decreased gain on sale revenues for three months ended March 31, 2025 were lower origination volumes, and the negative fair value adjustment in mortgage servicing rights of $1.0 million in 2024 compared to a positive fair value adjustment of $1.2 million in the prior year period.

Other revenue for the three months ended March 31, 2025 was $5.7 million, compared to $5.2 million in the prior year period, an increase of $0.4 million, or 8.5%. The increase was driven by higher loan servicing income and higher loan origination fees. As of March 31, 2025, the mortgage servicing asset was $41.3 million, a decrease from $42.6 million as of December 31, 2024.

Expenses - Three Months Ended March 31, 2025 compared to 2024

For the three months ended March 31, 2025, employee compensation and benefits were $9.3 million, compared to $9.2 million in the prior year period, an increase of $0.1 million or 0.8%.

For the three months ended March 31, 2025, interest expense was at $0.3 million, compared to $0.7 million in prior year period, driven by lower interest rates.

For the three months ended March 31, 2025, other expenses $5.7 million, compared to 5.1 million in the prior year period, an increase of $0.6 million, with the increase driven by a higher mortgage operational expenses.

Income (loss) before taxes - Three Months Ended March 31, 2025 compared to 2024

The loss before taxes for the three months ended March 31, 2025 was $0.2 million, compared to income before taxes of $0.8 million in the prior year period. The decrease was driven by lower mortgage volumes, negative fair value adjustment in mortgage servicing rights, partially offset by higher and servicing fees.

Tiptree Capital - Other

The following tables present a summary of Tiptree Capital - Other results for the following periods:

Results of Operations

($ in thousands)	Three Months Ended March 31,
	2025	2024
Revenues:
Net realized and unrealized gains (losses)	$740	$2,141
Other income	926	1,433
Total revenue	$1,666	$3,574
Expenses:
Employee compensation and benefits	$102	$107
Other expenses	1,380	474
Total expenses	$1,482	$581
Income (loss) before taxes	$184	$2,993

Non-GAAP Financial Measures (1):
Adjusted net income (before NCI)	$(447)	$653
Adjusted return on average equity	(2.9)%	2.7%
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

Revenues for the three months ended March 31, 2025 were $1.7 million compared to $3.6 million in the prior year period with the decrease driven by realized investments gains on securities in the Company’s investment holdings in 2024, and lower interest income on cash and cash equivalents recorded in other income in 2025 compared to 2024.

Income (loss) before taxes

Income before taxes from Tiptree Capital - Other for the three months ended March 31, 2025 was $0.2 million, compared to the income before taxes of $3.0 million in the prior year period driven by increased other expenses.

Adjusted net income - Non-GAAP (1)
Adjusted net loss for the three months ended March 31, 2025 was $0.4 million, compared to the adjusted net income of $0.7 million in 2024, with the decrease driven by increased other expenses, and lower interest income on cash and cash equivalents and U.S. Treasury securities recorded in other income.

Corporate
The following table presents a summary of corporate results for the following periods:

Results of Operations

($ in thousands)	Three Months Ended March 31,
	2025	2024
Employee compensation and benefits	$2,163	$1,796
Employee incentive compensation expense	7,068	6,594
Interest expense	1,172	—
Depreciation and amortization	357	360
Other expenses	1,918	2,108
Total expenses	$12,678	$10,858
Corporate expenses include expenses of the holding company for employee compensation and benefits, interest expense, and public company and other expenses. Corporate employee compensation and benefits includes the expense of management, legal and accounting staff. Other expenses primarily consisted of audit and professional fees, insurance, office rent and other related expenses.

Employee compensation and benefits, including incentive compensation expense, were $9.2 million for the three months ended March 31, 2025, compared to $8.4 million for the prior year period, driven by an increase in accrued incentive compensation expense. Of the incentive compensation expense in the three months ended March 31, 2025, $6.9 million was stock-based compensation expense, compared to $3.1 million in 2024. The interest expense was $1.2 million as of March 31, 2025. As of March 31, 2025 the outstanding borrowing on the facility was $74.8 million compared to no outstanding borrowings in 2024. Other expenses declined to $1.9 million driven primarily by decreased professional fees.

Provision for Income Taxes

The total income tax expense of $12.4 million and $13.8 million for the three months ended March 31, 2025 and 2024, respectively, is reflected as a component of net income (loss). For the three months ended March 31, 2025 and 2024, the Company’s effective tax rate was equal to 48.8% and 46.5%, respectively, with both significantly higher than the U.S. statutory income tax rate of 21.0%, primarily due to the impact of outside basis deferred taxes on Tiptree’s investment in Fortegra.

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

As of March 31, 2025, the deferred tax liability relating to Fortegra was $91.8 million, which was an increase of $7.1 million from the year ended December 31, 2024, of which $2.3 million of expense was recorded in OCI, and $4.7 million expense was recorded as a provision for income taxes. As of March 31, 2024, the deferred tax liability relating to Fortegra was $65.6 million, which was an increase of $3.9 million from the year ended December 31, 2023, of which $0.5 million benefit was recorded in OCI, and $4.5 million expense was recorded as a provision for income taxes. Excluding the impact of these deferred taxes, the effective tax rates for the three months ended March 31, 2025 and 2024 were 30.2% and 31.5%, respectively.

Balance Sheet Information

Tiptree’s total assets were $5,819.5 million as of March 31, 2025, compared to $5,694.8 million as of December 31, 2024. The $124.7 million increase in assets is primarily attributable to the growth in the Insurance segment.

Total stockholders’ equity was $683.5 million as of March 31, 2025, compared to $656.8 million as of December 31, 2024, with the increase primarily driven by comprehensive income for the three months ended March 31, 2025. As of March 31, 2025, there were 37,493,883 shares of common stock outstanding as compared to 37,255,838 shares as of December 31, 2024, with the increase driven by the vesting of share-based incentive compensation.

In March and April 2024, Tiptree, Warburg and Fortegra independent directors contributed $30.0 million, $9.9 million and $0.1 million, respectively, to Fortegra in exchange for common shares of Fortegra. As of March 31, 2025, Fortegra was owned approximately 79.1% by Tiptree Holdings, 17.7% by Warburg and 3.2% by management and directors of Fortegra, before giving effect to the exercise of outstanding warrants and management options, and the conversion of outstanding preferred stock.

The following table is a summary of certain balance sheet information:

	As of March 31, 2025
($ in thousands)		Tiptree Capital
	Insurance	Mortgage	Other	Corporate	Total
Total assets	$5,493,098	$214,697	$90,773	$20,924	$5,819,492

Corporate debt	$311,000	$—	$—	$74,813	$385,813
Asset based debt	51,019	76,064	—	—	127,083

Tiptree Inc. stockholders’ equity (1)	$458,179	$55,790	$89,410	$(129,660)	$473,719
Non-controlling interests:
Fortegra preferred interests	77,679	—	—	—	77,679
Common interests	132,064	—	—	—	132,064
Total stockholders’ equity	$667,922	$55,790	$89,410	$(129,660)	$683,462
(1)    Included in Corporate equity is the deferred tax liability on the outside basis on Tiptree’s investment in Fortegra of $91.8 million as of March 31, 2025.

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

($ in thousands)	Three Months Ended March 31,
	2025	2024
Total revenues	$480,581	$478,756
Less: Net investment income	(11,729)	(6,758)
Less: Net realized and unrealized gains (losses)	3,419	(2,819)
Less: Ceding fees (1)	(14,607)	(14,619)
Less: Ceding commissions	(3,633)	(2,744)
Less: Cash and cash equivalent interest income (2)	(2,800)	(3,733)
Underwriting and fee revenues (3)	$451,231	$448,083
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

($ in thousands)	Three Months Ended March 31,
	2025	2024
Income (loss) before income taxes	$38,054	$36,811
Less: Net investment income	(11,729)	(6,758)
Less: Net realized and unrealized gains (losses)	3,419	(2,819)
Less: Cash and cash equivalent interest income (1)	(2,800)	(3,733)
Plus: Depreciation and amortization	4,450	5,083
Plus: Interest expense	8,886	7,639
Plus: Employee compensation and benefits	36,435	31,450
Plus: Other expenses	31,843	33,161
Underwriting and fee margin (2)	$108,558	$100,834
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

	Three Months Ended March 31, 2025
($ in thousands)		Tiptree Capital
	Insurance	Mortgage	Other	Corporate	Total
Income (loss) before taxes	$38,054	$(210)	$184	$(12,678)	$25,350
Less: Income tax (benefit) expense	(9,504)	71	(158)	(2,791)	(12,382)
Less: Net realized and unrealized gains (losses) (1)	3,419	1,013	(740)	—	3,692
Plus: Intangibles amortization (2)	3,334	—	—	—	3,334
Plus: Stock-based compensation expense	2,323	—	—	2,269	4,592
Plus: Non-recurring expenses (3)	3,417	—	—	—	3,417
Plus: Non-cash fair value adjustments (4)	2,019	—	—	—	2,019
Plus: Impact of tax deconsolidation of Fortegra (5)	—	—	—	4,723	4,723
Less: Tax on adjustments (6)	(2,586)	(264)	267	(371)	(2,954)
Adjusted net income (before NCI)	$40,476	$610	$(447)	$(8,848)	$31,791
Less: Impact of non-controlling interests	(8,459)	—	—	—	(8,459)
Adjusted net income	$32,017	$610	$(447)	$(8,848)	$23,332

Adjusted net income (before NCI)	$40,476	$610	$(447)	$(8,848)	$31,791
Average stockholders’ equity	$646,704	$55,859	$62,652	$(95,098)	$670,117
Adjusted return on average equity (7)	25.0%	4.4%	(2.9)%	NM%	19.0%

	Three Months Ended March 31, 2024
($ in thousands)		Tiptree Capital
	Insurance	Mortgage	Other	Corporate	Total
Income (loss) before taxes	$36,811	$753	$2,993	$(10,858)	$29,699
Less: Income tax (benefit) expense	(9,922)	(163)	(692)	(3,041)	(13,818)
Less: Net realized and unrealized gains (losses) (1)	(2,819)	(1,160)	(2,141)	—	(6,120)
Plus: Intangibles amortization (2)	3,971	—	—	—	3,971
Plus: Stock-based compensation expense	782	—	—	3,053	3,835
Plus: Non-recurring expenses (3)	3,170	—	—	—	3,170
Plus: Non-cash fair value adjustments (4)	4,211	—	—	—	4,211
Plus: Impact of tax deconsolidation of Fortegra (5)	—	—	—	4,465	4,465
Less: Tax on adjustments (6)	(2,071)	261	493	(487)	(1,804)
Adjusted net income (before NCI)	$34,133	$(309)	$653	$(6,868)	$27,609
Less: Impact of non-controlling interests	(7,076)	—	—	—	(7,076)
Adjusted net income	$27,057	$(309)	$653	$(6,868)	20,533

Adjusted net income (before NCI)	$34,133	$(309)	$653	$(6,868)	$27,609
Average stockholders’ equity	$483,158	$52,591	$97,899	$(46,047)	$587,601
Adjusted return on average equity (7)	28.3%	(2.4)%	2.7%	NM%	18.8%

(1) Net realized and unrealized gains (losses) added back in Adjusted net income excludes net realized and unrealized gains (losses) from the mortgage segment and unrealized gains (losses) on mortgage servicing rights.
(2) Specifically associated with acquisition purchase accounting. See Note (7) Goodwill and Intangible Assets, net, for the period ended March 31, 2025.
(3) For the three months ended March 31, 2025 and 2024, included in other expenses were expenses related to legal, banker and other expenses including expenses associated with preparation of the registration statement for the withdrawn Fortegra initial public offering in 2024.
(4) For the three months ended March 31, 2025 and 2024, non-cash fair-value adjustments represent a change in fair value of the Fortegra Additional Warrant liability.
(5) For the three months ended March 31, 2025 and 2024, included in the adjustment is an add-back of $4.7 million and $4.5 million, respectively, related to deferred tax expense from the WP Transaction.
(6) Tax on adjustments represents the tax applied to the total non-GAAP adjustments and includes adjustments for non-recurring or discrete tax impacts.
(7) Total Adjusted return on average equity after non-controlling interests was 20.0% and 19.5% for the three months ended March 31, 2025 and 2024, respectively, based on $23.3 million and $20.5 million of Adjusted net income over $465.7 million and $420.8 million of average Tiptree Inc. stockholders’ equity.

Book Value per share - Non-GAAP

Management believes the use of this financial measure provides supplemental information useful to investors as book value is frequently used by the financial community to analyze company growth on a relative per share basis. The following table provides a reconciliation between total stockholders’ equity and total shares outstanding, net of treasury shares.

($ in thousands, except per share information)	As of March 31,
	2025	2024
Total stockholders’ equity	$683,462	$598,638
Less: Non-controlling interests	209,743	173,903
Total stockholders’ equity, net of non-controlling interests	$473,719	$424,735

Total common shares outstanding	37,494	36,781

Book value per share	$12.63	$11.55

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

As of March 31, 2025, cash and cash equivalents, excluding restricted cash, were $342.3 million, compared to $320.1 million as of December 31, 2024, an increase of $22.2 million, primarily driven by the issuance of debt at the holding company.

Our mortgage business relies on short term uncommitted sources of financing as a part of their normal course of operations. To date, we have been able to obtain and renew uncommitted warehouse credit facilities. If we were not able to obtain financing, then we may need to draw on other sources of liquidity to fund our mortgage business. See Note (9) Debt, net in the notes to our condensed consolidated financial statements for additional information regarding our insurance and mortgage borrowings.

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

Corporate Debt

($ in thousands)	Corporate Debt Outstanding as of March 31,		Interest Expense for the three months ended March 31,
	2025	2024	2025	2024
Insurance	$311,000	$289,000	$7,277	$6,002
Corporate	74,813	—	1,173	—
Total	$385,813	$289,000	$8,450	$6,002

On February 7, 2025, we entered into the Tiptree Credit Agreement, pursuant to which Tiptree Holdings borrowed $75.0 million to, among other things, fund working capital and general corporate purposes. The principal of, and all accrued and unpaid interest on, all loans under the Tiptree Credit Agreement will mature on February 7, 2028.

As of March 31, 2025, a total of $36.0 million was outstanding under the revolving line of credit in our insurance business as compared to no outstanding borrowings under the revolving line of credit in our insurance business as of December 31, 2024. The maximum borrowing capacity under the agreements as of March 31, 2025 and 2024 was $200.0 million.

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

Consolidated Comparison of Cash Flows

($ in thousands)	Three Months Ended March 31,
	2025	2024
Cash and cash equivalents provided by (used in):
Operating activities	$(33,321)	$62,704
Investing activities	(18,072)	40,469
Financing activities	61,300	7,977
Effect of exchange rate changes on cash	1,787	(754)
Change in cash, cash equivalents and restricted cash	$11,694	$110,396
Operating Activities

Cash used in operating activities was $33.3 million for the three months ended March 31, 2025. In 2025, the primary sources of cash from operating activities included growth in insurance premiums written resulting in increases in policy liabilities and unpaid claims, and decreases in prepaid reinsurance premiums and deferred acquisition costs, which were more than offset by increases in accounts receivable, reinsurance recoverables and decreases in reinsurance payables, unearned premiums and deferred revenue.

Cash provided by operating activities was $62.7 million for the three months ended March 31, 2024. In 2024, the primary sources of cash from operating activities included growth in insurance premiums written resulting in increases in policy liabilities and unpaid claims which were partially offset by increases in accounts receivable and other liabilities and accrued expenses and a decrease in unearned premiums.

Investing Activities

Cash used in investing activities was $18.1 million for the three months ended March 31, 2025. In 2025, the primary use of cash was the purchases of investments outpacing proceeds from sales and maturities, partially offset by proceeds from notes receivable exceeding issuance of notes receivable.

Cash used in investing activities was $40.5 million for the three months ended March 31, 2024. In 2024, the primary source of cash was proceeds from the sale of investments outpacing purchases.

Financing Activities

Cash provided by financing activities was $61.3 million for the three months ended March 31, 2025. In 2025, the cash provided was primarily from the senior secured credit facility at Tiptree Holdings LLC in amount of $75.0 million, partially offset by the payment of common and preferred dividends.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of our financial statements in accordance with U.S. GAAP, which requires management to make estimates and assumptions that affect the amounts reported in our financial statements and accompanying notes. Actual results could differ materially from those estimates. There have been no material changes to the critical accounting policies and estimates as discussed in Part II, Item 7A in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

Recently Adopted and Issued Accounting Standards

For a discussion of recently adopted and issued accounting standards, see the section “Recent Accounting Standards” in Note (2) Summary of Significant Accounting Policies of the notes to the accompanying condensed consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 described our Quantitative and Qualitative Disclosures About Market Risk. There were no material changes to the assumptions or risks during the three months ended March 31, 2025.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Our legal proceedings are discussed under the heading “Litigation” in Note (19) Commitments and Contingencies in the Notes to the condensed consolidated financial statements in this report.

Item 1A. Risk Factors

For information regarding factors that could affect our Company, results of operations and financial condition, see the risk factors discussed under Part I, Item 1A in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024. There have been no material changes in those risk factors.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Share repurchase activity for three months ended March 31, 2025 was as follows:

Period	Purchaser	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value ($ in thousands of Shares That May Yet Be Purchased Under the Plans or Programs(1)
January 1, 2025 to January 31, 2025	Tiptree Inc.	—	$—	—
February 1, 2025 to February 28, 2025	Tiptree Inc.	—	$—	—
March 1, 2025 to March 31, 2025	Tiptree Inc.	—	$—	—
	Total	—	$—	—	$11,945

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

Tiptree Inc.

Date:	April 30, 2025	By:/s/ Michael Barnes
Michael Barnes
Executive Chairman

Date:	April 30, 2025	By:/s/ Jonathan Ilany
Jonathan Ilany
Chief Executive Officer

Date:	April 30, 2025	By:/s/ Scott McKinney
Scott McKinney
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
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

31.1	Certification of Executive Chairman pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.3	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification of Executive Chairman pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
32.2	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
32.3	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
104	Cover page from Tiptree’s Form 10-Q for the quarter ended March 31, 2025 formatted in iXBRL (included in Exhibit 101).

*     Attached as Exhibit 101 to this Quarterly Report on Form 10-Q are the following materials, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets as of March 31, 2025 and December 31, 2024, (ii) the Condensed Consolidated Statements of Operations for the three months ended March 31, 2025 and 2024, (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss) for the three months ended March 31, 2025 and 2024, (iv) the Condensed Consolidated Statements of Changes in Stockholders’ Equity for the periods ended March 31, 2025 and 2024, (v) the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2025 and 2024 and (vi) the Notes to the Condensed Consolidated Financial Statements.