Form 10-Q
period 2025-06-30
TIPTREE INC.
filed 2025-07-30
CIK 1393726

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly period ended June 30, 2025
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

As of July 28, 2025, there were 37,500,167 shares, par value $0.001, of the registrant’s common stock outstanding.

Tiptree Inc.
Quarterly Report on Form 10-Q
June 30, 2025

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

TIPTREE INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (Unaudited)
(in thousands, except share data)

	As of
	June 30, 2025	December 31, 2024
Assets:
Investments:
Available for sale securities, at fair value, net of allowance for credit losses	$1,166,877	$1,107,929
Loans, at fair value	75,792	81,330
Equity securities	140,841	108,620
Other investments	57,088	53,084
Total investments	1,440,598	1,350,963
Cash and cash equivalents	383,828	320,067
Restricted cash	91,220	96,197
Notes and accounts receivable, net	893,474	799,131
Reinsurance recoverable	1,236,800	992,883
Prepaid reinsurance premiums	1,043,944	1,046,253
Deferred acquisition costs	573,178	565,872
Goodwill	207,696	206,706
Intangible assets, net	96,941	102,859
Other assets	180,213	213,858
Total assets	$6,147,892	$5,694,789

Liabilities and Stockholders’ Equity
Liabilities:
Debt, net	$493,029	$427,089
Unearned premiums	1,859,638	1,766,068
Policy liabilities and unpaid claims	1,503,493	1,298,081
Deferred revenue	667,563	695,772
Reinsurance payable	450,264	443,083
Other liabilities and accrued expenses	450,537	407,925
Total liabilities	$5,424,524	$5,038,018

Stockholders’ Equity:
Preferred stock: $0.001 par value, 100,000,000 shares authorized, none issued or outstanding	$—	$—
Common stock: $0.001 par value, 200,000,000 shares authorized, 37,496,977 and 37,255,838 shares issued and outstanding, respectively	37	37
Additional paid-in capital	395,637	389,693
Accumulated other comprehensive income (loss), net of tax	(11,623)	(27,750)
Retained earnings	115,787	95,718
Total Tiptree Inc. stockholders’ equity	499,838	457,698
Non-controlling interests:
Fortegra preferred interests	77,679	77,679
Common interests	145,851	121,394
Total non-controlling interests	223,530	199,073
Total stockholders’ equity	723,368	656,771
Total liabilities and stockholders’ equity	$6,147,892	$5,694,789

See accompanying notes to condensed consolidated financial statements.

TIPTREE INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations (Unaudited)
(in thousands, except share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenues:
Earned premiums, net	$381,941	$398,467	$745,378	$745,777
Service and administrative fees	96,847	105,847	194,145	216,334
Ceding commissions	3,542	5,065	7,175	7,809
Net investment income	10,505	6,381	22,234	13,139
Net realized and unrealized gains (losses)	20,644	12,578	27,475	28,202
Other revenue	15,271	18,335	29,769	33,633
Total revenues	528,750	546,673	1,026,176	1,044,894
Expenses:
Policy and contract benefits	226,472	233,975	435,785	441,639
Commission expense	140,486	173,279	292,086	330,227
Employee compensation and benefits	54,523	49,917	109,607	99,103
Interest expense	10,862	8,015	21,222	16,305
Depreciation and amortization	4,924	5,291	9,805	10,859
Other expenses	38,771	35,550	79,609	76,416
Total expenses	476,038	506,027	948,114	974,549
Income (loss) before taxes	52,712	40,646	78,062	70,345
Less: provision (benefit) for income taxes	21,608	18,673	33,990	32,491
Net income (loss)	31,104	21,973	44,072	37,854
Less: net income (loss) attributable to non-controlling interests	12,144	9,122	19,477	15,953
Net income (loss) attributable to common stockholders	$18,960	$12,851	$24,595	$21,901

Net income (loss) per common share:
Basic earnings per share	$0.50	$0.35	$0.65	$0.59
Diluted earnings per share	$0.37	$0.31	$0.53	$0.54

Weighted average number of common shares:
Basic	37,496,875	36,785,305	37,422,957	36,777,557
Diluted	38,617,998	37,752,682	38,534,212	37,766,573

Dividends declared per common share	$0.06	$0.06	$0.12	$0.12

See accompanying notes to condensed consolidated financial statements.

TIPTREE INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net income (loss)	$31,104	$21,973	$44,072	$37,854

Other comprehensive income (loss), net of tax:
Change in unrealized gains (losses) on available for sale securities	5,135	(861)	15,054	(5,617)
Change in unrealized currency translation adjustments	9,163	(1,511)	15,073	(1,091)
Related (provision) benefit for income taxes	(3,445)	554	(8,070)	2,350
Other comprehensive income (loss), net of tax	10,853	(1,818)	22,057	(4,358)
Comprehensive income (loss)	41,957	20,155	66,129	33,496
Less: comprehensive income (loss) attributable to non-controlling interests	15,063	8,592	25,407	14,738
Comprehensive income (loss) attributable to common stockholders	$26,894	$11,563	$40,722	$18,758

See accompanying notes to condensed consolidated financial statements.

TIPTREE INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)
(in thousands, except shares)

	Common stock						Non-controlling interests
	Number of shares	Par value	Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings	Total Tiptree Inc. stockholders’ equity	Fortegra preferred interests	Common interests	Total stockholders' equity
Balance at December 31, 2024	37,255,838	$37	$389,693	$(27,750)	$95,718	$457,698	$77,679	$121,394	$656,771
Amortization of share-based incentive compensation	—	—	8,220	—	—	8,220	—	2,535	10,755
Vesting of share-based incentive compensation	241,139	—	(2,276)	—	—	(2,276)	—	(311)	(2,587)
Common stock dividends declared	—	—	—	—	(4,526)	(4,526)	—	—	(4,526)
Other comprehensive income (loss), net of tax	—	—	—	16,127	—	16,127	—	5,930	22,057
Subsidiary preferred dividends declared	—	—	—	—	(3,174)	(3,174)	—	—	(3,174)
Net income (loss)	—	—	—	—	27,769	27,769	—	16,303	44,072
Balance at June 30, 2025	37,496,977	$37	$395,637	$(11,623)	$115,787	$499,838	$77,679	$145,851	$723,368

Balance at March 31, 2025	37,493,883	$37	$394,149	$(19,557)	$99,090	$473,719	$77,679	$132,064	$683,462
Amortization of share-based incentive compensation	—	—	1,415	—	—	1,415	—	493	1,908
Vesting of share-based incentive compensation	3,094	—	73	—	—	73	—	(173)	(100)
Common stock dividends declared	—	—	—	—	(2,263)	(2,263)	—	—	(2,263)
Other comprehensive income (loss), net of tax	—	—	—	7,934	—	7,934	—	2,919	10,853
Subsidiary preferred dividends declared	—	—	—	—	(1,596)	(1,596)	—	—	(1,596)
Net income (loss)	—	—	—	—	20,556	20,556	—	10,548	31,104
Balance at June 30, 2025	37,496,977	$37	$395,637	$(11,623)	$115,787	$499,838	$77,679	$145,851	$723,368

TIPTREE INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)
(in thousands, except shares)

	Common stock						Non-controlling interests
	Number of shares	Par value	Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings	Total Tiptree Inc. stockholders’ equity	Fortegra preferred interests	Common interests	Total stockholders' equity
Balance at December 31, 2023	36,756,187	$37	$382,239	$(26,073)	$60,663	$416,866	$77,679	$82,020	$576,565
Amortization of share-based incentive compensation	—	—	5,290	—	—	5,290	—	1,685	6,975
Vesting of share-based incentive compensation	29,118	—	(16)	—	—	(16)	—	(622)	(638)
Non-controlling interest contributions	—	—	—	—	—	—	—	9,956	9,956
Non-controlling interest distributions	—	—	—	—	—	—	—	(644)	(644)
Common stock dividends declared	—	—	—	—	(4,449)	(4,449)	—	—	(4,449)
Other comprehensive income (loss), net of tax	—	—	—	(3,143)	—	(3,143)	—	(1,215)	(4,358)
Subsidiary preferred dividends declared	—	—	—	—	(3,192)	(3,192)	—	—	(3,192)
Net income (loss)	—	—	—	—	25,093	25,093	—	12,761	37,854
Balance at June 30, 2024	36,785,305	$37	$387,513	$(29,216)	$78,115	$436,449	$77,679	$103,941	$618,069

Balance at March 31, 2024	36,781,281	$37	$385,138	$(27,928)	$67,488	$424,735	$77,679	$96,224	$598,638
Amortization of share-based incentive compensation	—	—	2,306	—	—	2,306	—	962	3,268
Vesting of share-based incentive compensation	4,024	—	69	—	—	69	—	—	69
Non-controlling interest contributions	—	—	—	—	—	—	—	335	335
Non-controlling interest distributions	—	—	—	—	—	—	—	(575)	(575)
Common stock dividends declared	—	—	—	—	(2,224)	(2,224)	—	—	(2,224)
Other comprehensive income (loss), net of tax	—	—	—	(1,288)	—	(1,288)	—	(530)	(1,818)
Subsidiary preferred dividends declared	—	—	—	—	(1,597)	(1,597)	—	—	(1,597)
Net income (loss)	—	—	—	—	14,448	14,448	—	7,525	21,973
Balance at June 30, 2024	36,785,305	$37	$387,513	$(29,216)	$78,115	$436,449	$77,679	$103,941	$618,069

See accompanying notes to condensed consolidated financial statements.

TIPTREE INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Six Months Ended June 30,
	2025	2024
Operating Activities:
Net income (loss) attributable to common stockholders	$24,595	$21,901
Net income (loss) attributable to non-controlling interests	19,477	15,953
Net income (loss)	44,072	37,854
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Net realized and unrealized (gains) losses	(27,475)	(28,202)
Non-cash compensation expense	11,486	7,252
Amortization/accretion of premiums and discounts	(3,263)	(3,488)
Depreciation and amortization expense	9,805	10,859
Non-cash lease expense	3,580	3,957
Deferred provision (benefit) for income taxes	22,630	30,452
Amortization of deferred financing costs	912	610
Change in fair value of liability classified warrants	593	5,072
Other	(50)	410
Changes in operating assets and liabilities:
Mortgage loans originated for sale	(453,620)	(437,272)
Proceeds from the sale of mortgage loans originated for sale	478,116	449,518
(Increase) decrease in notes and accounts receivable	(115,310)	(82,461)
(Increase) decrease in reinsurance recoverable	(243,917)	49,194
(Increase) decrease in prepaid reinsurance premiums	2,309	(61,635)
(Increase) decrease in deferred acquisition costs	(7,306)	20,713
(Increase) decrease in other assets	(1,625)	(12)
Increase (decrease) in unearned premiums	93,570	(23,764)
Increase (decrease) in policy liabilities and unpaid claims	205,412	242,355
Increase (decrease) in deferred revenue	(28,209)	10,428
Increase (decrease) in reinsurance payable	7,181	(65,434)
Increase (decrease) in other liabilities and accrued expenses	(10,959)	(56,824)
Net cash provided by (used in) operating activities	(12,068)	109,582
Investing Activities:
Purchases of investments	(348,467)	(411,082)
Proceeds from sales and maturities of investments	339,880	444,718
Purchases of property, plant and equipment	(2,306)	(1,693)
Proceeds from notes receivable	70,034	43,368
Issuance of notes receivable	(49,073)	(56,747)
Net cash provided by (used in) investing activities	10,068	18,564
Financing Activities:
Dividends paid	(7,717)	(7,746)
Net non-controlling interest (redemptions) contributions and other	(2,725)	8,511
Payment of debt issuance costs	(2,340)	(120)
Proceeds from borrowings and mortgage notes payable	677,440	506,963
Principal paydowns of borrowings and mortgage notes payable	(610,170)	(522,526)
Net cash provided by (used in) financing activities	54,488	(14,918)
Effect of exchange rate changes on cash	6,296	(412)
Net increase (decrease) in cash, cash equivalents and restricted cash	58,784	112,816
Cash, cash equivalents and restricted cash – beginning of period	416,264	492,561
Cash, cash equivalents and restricted cash – end of period	$475,048	$605,377

TIPTREE INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Six Months Ended June 30,

Supplemental Schedule of Non-Cash Investing and Financing Activities:
Right of use asset obtained in exchange for lease liability	$4,364	$1,637
	As of
Reconciliation of cash, cash equivalents and restricted cash	June 30, 2025	December 31, 2024
Cash and cash equivalents	$383,828	$320,067
Restricted cash	91,220	96,197
Total cash, cash equivalents and restricted cash shown in the statements of cash flows	$475,048	$416,264

See accompanying notes to condensed consolidated financial statements.

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2025
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

As of June 30, 2025, Fortegra was owned approximately 79.1% by Tiptree Holdings, 17.7% by Warburg and 3.2% by management and directors of Fortegra, before giving effect to the exercise of outstanding warrants and management options, and the conversion of outstanding preferred stock. See Note (15) Stockholders' Equity for additional information.

(2) Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements of Tiptree have been prepared in accordance with generally accepted accounting principles in the United States of America (GAAP) and include the accounts of the Company and its subsidiaries. The condensed consolidated financial statements are presented in U.S. dollars, the main operating currency of the Company. The unaudited condensed consolidated financial statements presented herein should be read in conjunction with the annual audited financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024. In the opinion of management, the accompanying unaudited interim financial information reflects all adjustments, including normal recurring adjustments necessary to present fairly the Company’s financial position, results of operations, comprehensive income and cash flows for each of the interim periods presented. The results of operations for the three and six months ended June 30, 2025 are not necessarily indicative of the results that may be expected for the full year ending on December 31, 2025.

Non-controlling interests (NCI) on the condensed consolidated balance sheets represent the ownership interests in certain consolidated subsidiaries held by entities or persons other than Tiptree. Accounts and transactions between consolidated entities have been eliminated.

Recent Accounting Standards

Recently Adopted Accounting Pronouncements

During the six months ended June 30, 2025, there were no accounting standards adopted by the Company.

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2025
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

For the six months ended June 30, 2025 and 2024, the Chief Operating Decision Maker (CODM) was the Executive Committee of the Company, comprised of the Executive Chairman and Chief Executive Officer. The CODM uses Income (loss) before taxes and other information provided in tables below to allocate resources and assess performance. Our reportable segments’ income or loss is reported before income taxes and non-controlling interests. Segment results incorporate the revenues and expenses of these subsidiaries since they commenced operations or were acquired. Intercompany transactions are eliminated.

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
June 30, 2025
(in thousands, except share data)

Mae.

Other includes our asset manager, Tiptree Advisors, other investments, and our maritime shipping operations for prior year periods.

The tables below present the components of total assets, revenue, expense and income (loss) before taxes for our reportable segments and other business activities for the following periods:

	As of June 30, 2025
	Insurance	Mortgage	Segments subtotal	Other	Corporate	Total
Total assets	$5,848,384	$195,314	$6,043,698	$83,556	$20,638	$6,147,892

	Three Months Ended June 30, 2025
	Insurance	Mortgage	Segments subtotal	Other	Corporate	Total
Revenues:
Earned premiums, net	$381,941	$—	$381,941	$—	$—	$381,941
Service and administrative fees	96,847	—	96,847	—	—	96,847
Ceding commissions	3,542	—	3,542	—	—	3,542
Net investment income	10,505	—	10,505	—	—	10,505
Net realized and unrealized gains (losses)	11,968	10,132	22,100	(1,456)	—	20,644
Other revenue	8,214	6,100	14,314	957	—	15,271
Total revenues	513,017	16,232	529,249	(499)	—	528,750
Expenses:
Policy and contract benefits	226,472	—	226,472	—	—	226,472
Commission expense	140,486	—	140,486	—	—	140,486
Employee compensation and benefits	37,711	9,827	47,538	119	6,866	54,523
Interest expense	8,406	392	8,798	—	2,064	10,862
Depreciation and amortization	4,484	79	4,563	—	361	4,924
Other expenses	28,314	5,696	34,010	2,687	2,074	38,771
Total expense	445,873	15,994	461,867	2,806	11,365	476,038
Income (loss) before taxes	67,144	238	67,382	(3,305)	(11,365)	52,712
Less: provision (benefit) for income taxes						21,608
Net income (loss)						31,104
Less: net income (loss) attributable to non-controlling interests						12,144
Net income (loss) attributable to common stockholders						$18,960

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2025
(in thousands, except share data)

	Six Months Ended June 30, 2025
	Insurance	Mortgage	Segments subtotal	Other	Corporate	Total
Revenues:
Earned premiums, net	$745,378	$—	$745,378	$—	$—	$745,378
Service and administrative fees	194,145	—	194,145	—	—	194,145
Ceding commissions	7,175	—	7,175	—	—	7,175
Net investment income	22,234	—	22,234	—	—	22,234
Net realized and unrealized gains (losses)	8,549	19,642	28,191	(716)	—	27,475
Other revenue	16,117	11,769	27,886	1,883	—	29,769
Total revenues	993,598	31,411	1,025,009	1,167	—	1,026,176
Expenses:
Policy and contract benefits	435,785	—	435,785	—	—	435,785
Commission expense	292,086	—	292,086	—	—	292,086
Employee compensation and benefits	74,146	19,143	93,289	221	16,097	109,607
Interest expense	17,292	694	17,986	—	3,236	21,222
Depreciation and amortization	8,934	153	9,087	—	718	9,805
Other expenses	60,157	11,393	71,550	4,067	3,992	79,609
Total expense	888,400	31,383	919,783	4,288	24,043	948,114
Income (loss) before taxes	105,198	28	105,226	(3,121)	(24,043)	78,062
Less: provision (benefit) for income taxes						33,990
Net income (loss)						44,072
Less: net income (loss) attributable to non-controlling interests						19,477
Net income (loss) attributable to common stockholders						$24,595

	As of December 31, 2024
	Insurance	Mortgage	Segments subtotal	Other	Corporate	Total
Total assets	$5,432,987	$202,664	$5,635,651	$36,818	$22,320	$5,694,789

	Three Months Ended June 30, 2024
	Insurance	Mortgage	Segments subtotal	Other	Corporate	Total
Revenues:
Earned premiums, net	$398,467	$—	$398,467	$—	$—	$398,467
Service and administrative fees	105,847	—	105,847	—	—	105,847
Ceding commissions	5,065	—	5,065	—	—	5,065
Net investment income	6,381	—	6,381	—	—	6,381
Net realized and unrealized gains (losses)	2,545	10,136	12,681	(103)	—	12,578
Other revenue	11,637	5,747	17,384	951	—	18,335
Total revenues	529,942	15,883	545,825	848	—	546,673

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2025
(in thousands, except share data)

Expenses:
Policy and contract benefits	233,975	—	233,975	—	—	233,975
Commission expense	173,279	—	173,279	—	—	173,279
Employee compensation and benefits	31,558	9,378	40,936	136	8,845	49,917
Interest expense	7,488	527	8,015	—	—	8,015
Depreciation and amortization	4,833	97	4,930	—	361	5,291
Other expenses	27,559	5,353	32,912	500	2,138	35,550
Total expense	478,692	15,355	494,047	636	11,344	506,027
Income (loss) before taxes	51,250	528	51,778	212	(11,344)	40,646
Less: provision (benefit) for income taxes						18,673
Net income (loss)						21,973
Less: net income (loss) attributable to non-controlling interests						9,122
Net income (loss) attributable to common stockholders						$12,851

	Six Months Ended June 30, 2024
	Insurance	Mortgage	Segments subtotal	Other	Corporate	Total
Revenues:
Earned premiums, net	$745,777	$—	$745,777	$—	$—	$745,777
Service and administrative fees	216,334	—	216,334	—	—	216,334
Ceding commissions	7,809	—	7,809	—	—	7,809
Net investment income	13,139	—	13,139	—	—	13,139
Net realized and unrealized gains (losses)	5,364	20,800	26,164	2,038	—	28,202
Other revenue	20,275	10,974	31,249	2,384	—	33,633
Total revenues	1,008,698	31,774	1,040,472	4,422	—	1,044,894
Expenses:
Policy and contract benefits	441,639	—	441,639	—	—	441,639
Commission expense	330,227	—	330,227	—	—	330,227
Employee compensation and benefits	63,008	18,617	81,625	243	17,235	99,103
Interest expense	15,127	1,178	16,305	—	—	16,305
Depreciation and amortization	9,916	222	10,138	—	721	10,859
Other expenses	60,720	10,476	71,196	974	4,246	76,416
Total expense	920,637	30,493	951,130	1,217	22,202	974,549
Income (loss) before taxes	88,061	1,281	89,342	3,205	(22,202)	70,345
Less: provision (benefit) for income taxes						32,491
Net income (loss)						37,854
Less: net income (loss) attributable to non-controlling interests						15,953
Net income (loss) attributable to common stockholders						$21,901

The Company conducts its operations primarily in the U.S. with 4.9% and 4.2% of total revenues generated overseas for the three months ended June 30, 2025 and 2024, respectively, and 4.8% and 4.6% of total revenues generated overseas for the six months ended June 30, 2025 and 2024, respectively.

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2025
(in thousands, except share data)

(4) Investments

The following table presents the Company’s investments related to insurance operations and other Tiptree investing activities, measured at fair value as of the following periods:

	As of June 30, 2025
		Tiptree Capital
	Insurance	Mortgage	Other	Total
Available for sale securities, at fair value, net of allowance for credit losses	$1,093,942	$—	$72,935	$1,166,877
Loans, at fair value	8,359	67,433	—	75,792
Equity securities	135,408	—	5,433	140,841
Other investments	52,848	4,240	—	57,088
Total investments	$1,290,557	$71,673	$78,368	$1,440,598

	As of December 31, 2024
		Tiptree Capital
	Insurance	Mortgage	Other	Total
Available for sale securities, at fair value, net of allowance for credit losses	$1,097,057	$—	$10,872	$1,107,929
Loans, at fair value	10,272	71,058	—	81,330
Equity securities	104,468	—	4,152	108,620
Other investments	49,983	3,101	—	53,084
Total investments	$1,261,780	$74,159	$15,024	$1,350,963

Available for Sale Securities, at fair value

A majority of the Company’s investments in Available for Sale Securities, at fair value, net of allowance for credit losses (AFS securities) as of June 30, 2025 and December 31, 2024 are held by subsidiaries in the insurance segment. The following tables present the Company’s investments in AFS securities:

	As of June 30, 2025
	Amortized cost	Allowance for credit losses(1)	Gross unrealized gains	Gross unrealized losses	Fair value
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$479,693	$—	$846	$(25,264)	$455,275
Obligations of state and political subdivisions	33,272	(1)	20	(2,311)	30,980
Corporate securities	606,199	(708)	7,477	(4,652)	608,316
Asset backed securities	15,651	(11)	—	(1,350)	14,290
Certificates of deposit	1,150	—	—	—	1,150
Obligations of foreign governments	56,711	(1)	240	(84)	56,866
Total	$1,192,676	$(721)	$8,583	$(33,661)	$1,166,877

	As of December 31, 2024
	Amortized cost	Allowance for credit losses(1)	Gross unrealized gains	Gross unrealized losses	Fair value
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$426,002	$—	$611	$(30,970)	$395,643
Obligations of state and political subdivisions	41,593	(1)	—	(2,917)	38,675
Corporate securities	605,517	(3,157)	3,177	(7,403)	598,134
Asset backed securities	25,455	(68)	4	(2,531)	22,860
Certificates of deposit	1,145	—	—	—	1,145
Obligations of foreign governments	51,857	(1)	—	(384)	51,472
Total	$1,151,569	$(3,227)	$3,792	$(44,205)	$1,107,929

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2025
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

	As of
	June 30, 2025		December 31, 2024
	Amortized cost	Fair value	Amortized cost	Fair value
Due in one year or less	$336,250	$336,291	$250,036	$249,392
Due after one year through five years	436,209	435,923	438,322	430,597
Due after five years through ten years	198,164	196,535	223,969	201,948
Due after ten years	206,402	183,838	213,787	203,132
Asset backed securities	15,651	14,290	25,455	22,860
Total	$1,192,676	$1,166,877	$1,151,569	$1,107,929

The following tables present the gross unrealized losses on AFS securities by length of time that individual AFS securities have been in a continuous unrealized loss position for less than twelve months, and twelve months or greater and do not have an allowance for credit losses:

	As of June 30, 2025
	Less Than or Equal to One Year			More Than One Year
	Fair value	Gross unrealized losses	# of Securities(1)	Fair value	Gross unrealized losses	# of Securities(1)
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$105,538	$(3,201)	104	$172,467	$(22,063)	515
Obligations of state and political subdivisions	2,894	(7)	34	26,202	(2,304)	76
Corporate securities	103,088	(1,595)	613	78,399	(3,057)	242
Asset backed securities	—	—	22	14,290	(1,350)	109
Obligations of foreign governments	11,632	(2)	2	1,303	(82)	5
Total	$223,152	$(4,805)	775	$292,661	$(28,856)	947

	As of December 31, 2024
	Less Than or Equal to One Year			More Than One Year
	Fair value	Gross unrealized losses	# of Securities(1)	Fair value	Gross unrealized losses	# of Securities(1)
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$118,269	$(4,359)	612	$176,083	$(26,611)	570
Obligations of state and political subdivisions	5,856	(77)	147	31,769	(2,840)	96
Corporate securities	293,224	(2,156)	958	103,002	(5,247)	385
Asset backed securities	—	—	—	21,756	(2,531)	130
Obligations of foreign governments	48,346	(266)	15	1,273	(118)	6
Total	$465,695	$(6,858)	1,732	$333,883	$(37,347)	1,187
(1)    Presented in whole numbers.

Management believes that it is more likely than not that the Company will be able to hold the fixed maturity AFS securities that were in an unrealized loss position as of June 30, 2025 until full recovery of their amortized cost basis.

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2025
(in thousands, except share data)

The table below presents a roll-forward of the activity in the allowance for credit losses on AFS securities by type for the following periods:

	Obligations of state and political subdivisions	Corporate securities	Asset backed securities	Obligations of foreign governments	Total
Balance at December 31, 2023	$(1)	$(73)	$(10)	$—	$(84)
(Increase) in allowance for credit losses	—	(166)	(5)	—	(171)
Additions for AFS securities purchased with credit deterioration during the year	—	(679)	—	—	(679)
Gains from recoveries of amounts previously written off	—	10	—	—	10
Balance at June 30, 2024	$(1)	$(908)	$(15)	$—	$(924)

Balance at December 31, 2024	$(1)	$(3,157)	$(68)	$(1)	$(3,227)
(Increase) in allowance for credit losses	—	(73)	(1)	—	(74)
Additions for AFS securities purchased with credit deterioration during the year	—	(12)	—	(1)	(13)
Reduction in credit losses due to AFS securities sold during the year	—	428	51	1	480
Gains from recoveries of amounts previously written off	—	2,106	7	—	2,113
Balance at June 30, 2025	$(1)	$(708)	$(11)	$(1)	$(721)

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

The table below presents the amount of gains from recoveries (credit losses, including Current Expected Credit Losses (CECL)) on AFS securities recorded by the Company for the following period:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net gains from recoveries (credit losses) on AFS securities	$1,776	$(720)	$2,503	$(842)

Pursuant to certain statutory licensing requirements, the Company has deposited $17,296 of invested assets in insurance department safekeeping accounts as of June 30, 2025. The Company also has deposited invested assets in custody accounts pursuant to certain reinsurance agreements. The Company cannot remove or replace investments in such safekeeping and custody accounts without prior approval of the regulatory authority or contractual party, as applicable. The following table presents the Company’s restricted investments included in the Company’s AFS securities:

	As of
	June 30, 2025	December 31, 2024
Fair value of restricted investments	$44,133	$45,483

The following table presents additional information on the Company’s AFS securities for the following periods:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Purchases of AFS securities	$133,805	$120,839	$287,504	$288,772

Proceeds from maturities, calls and prepayments of AFS securities	$53,267	$71,652	$135,284	$242,079

Gross proceeds from sales of AFS securities	$89,572	$5,027	$129,029	$19,839

The following table presents the gross realized gains and gross realized losses from sales and redemptions of AFS securities:

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2025
(in thousands, except share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Gross realized gains	$1,793	$140	$2,243	$140
Gross realized (losses)	(1,760)	(117)	$(2,831)	(233)
Total net realized gains (losses) from investment sales and redemptions	$33	$23	$(588)	$(93)

Loans, at fair value

The following table presents the Company’s investments in loans measured at fair value and the Company’s investments in loans measured at fair value pledged as collateral:

	As of June 30, 2025				As of December 31, 2024
	Fair value	Unpaid principal balance (UPB)	Fair value exceeds / (below) UPB	Pledged as collateral	Fair value	Unpaid principal balance (UPB)	Fair value exceeds / (below) UPB	Pledged as collateral
Insurance:
Corporate loans (1)	$8,359	$12,927	$(4,568)	$—	$10,272	$12,927	$(2,655)	$—
Mortgage:
Mortgage loans held for sale (2)	67,433	65,486	1,947	67,085	71,058	70,074	984	70,361
Total loans, at fair value	$75,792	$78,413	$(2,621)	$67,085	$81,330	$83,001	$(1,671)	$70,361
(1)    The cost basis of Corporate loans was approximately $12,927 at June 30, 2025 and December 31, 2024.
(2)    As of June 30, 2025, there was one mortgage loan held for sale that was 90 days or more past due. As of December 31, 2024, there were three mortgage loans held for sale that were 90 days or more past due.

Equity Securities

Equity securities consist mainly of publicly traded common and preferred stocks and exchange traded funds. The following table presents information on the cost and fair value of the Company’s equity securities related to Insurance and Tiptree Capital as of the following periods:

	As of June 30, 2025
	Insurance		Tiptree Capital - Other		Total
	Cost	Fair Value	Cost	Fair Value	Cost	Fair Value
Exchange traded funds	$40	$42	$—	$—	$40	$42
Other equity securities	127,132	135,366	7,464	5,433	134,596	140,799
Total equity securities	$127,172	$135,408	$7,464	$5,433	$134,636	$140,841

	As of December 31, 2024
	Insurance		Tiptree Capital - Other		Total
	Cost	Fair Value	Cost	Fair Value	Cost	Fair Value
Exchange traded funds	4,997	5,075	—	—	4,997	5,075
Other equity securities	100,738	99,393	4,967	4,152	105,705	103,545
Total equity securities	$105,735	$104,468	$4,967	$4,152	$110,702	$108,620

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2025
(in thousands, except share data)

Other Investments

The following table contains information regarding the Company’s other investments, measured at fair value, as of the following periods:

	As of June 30, 2025
		Tiptree Capital
	Insurance	Mortgage	Other	Total
Corporate bonds (1)	$3,410	$—	$—	$3,410
Debentures	21,959	—	—	21,959
Investment in credit fund	22,044	—	—	22,044
Other	5,435	4,240	—	9,675
Total other investments	$52,848	$4,240	$—	$57,088

	As of December 31, 2024
		Tiptree Capital
	Insurance	Mortgage	Other	Total
Corporate bonds (1)	$3,331	$—	$—	$3,331
Debentures	25,320	—	—	25,320
Investment in credit fund	21,332	—	—	21,332
Other	—	3,101	—	3,101
Total other investments	$49,983	$3,101	$—	$53,084
(1) The cost basis of corporate bonds was $3,452 and $3,139 as of June 30, 2025 and December 31, 2024, respectively.

Net Investment Income - Insurance

Net investment income represents investment income and expense from investments related to insurance operations as disclosed within net investment income on the condensed consolidated statements of operations. The following table presents the components of net investment income by source of income:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Interest:
AFS securities	$11,587	$6,852	$23,815	$13,463
Loans, at fair value	15	15	31	55
Other investments	853	1,261	2,162	3,122
Dividends from equity securities	420	186	729	272
Subtotal	12,875	8,314	26,737	16,912
Less: investment expenses	2,370	1,933	4,503	3,773
Net investment income	$10,505	$6,381	$22,234	$13,139

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2025
(in thousands, except share data)

Other Investment Income - Tiptree Capital
Other investment income represents revenue from non-insurance activities as disclosed within other revenue on the condensed consolidated statements of operations, see Note (14) Other Revenue and Other Expenses. The following tables present the components of other investment income by type:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Interest income from Loans, at fair value	$1,046	$942	$1,908	$1,758
Dividends from equity securities	39	—	39	—
Loan fee income	4,999	4,759	9,738	9,140
Other	776	587	1,436	1,606
Other investment income	$6,860	$6,288	$13,121	$12,504

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net realized gains (losses)
Insurance:
Reclass of unrealized gains (losses) on AFS securities from OCI	$33	$23	$(588)	$(93)
Net realized gains (losses) on loans	—	—	—	58
Net realized gains (losses) on equity securities (1)	(633)	(23,231)	(901)	(22,043)
Net realized gains (losses) on corporate bonds	—	365	—	2,800
Other	76	2	73	(961)
Tiptree Capital
Mortgage:
Net realized gains (losses) on loans	12,618	10,929	22,498	21,752
Other	(124)	(405)	(281)	(246)
Other:
Net realized gains on vessel sales	50	—	50	—
Net realized gains (losses) on equity securities (1)	—	(108,019)	—	(98,529)
Total net realized gains (losses)	$12,020	$(120,336)	$20,851	$(97,262)

Net unrealized gains (losses)
Insurance:
Net change in unrealized gains (losses) on loans	$(925)	$—	$(1,913)	$(124)
Net gains from recoveries (credit losses) on AFS securities	1,776	(720)	2,503	(842)
Net unrealized gains (losses) on equity securities held at period end	12,396	2,516	7,624	6,149

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2025
(in thousands, except share data)

Reclass of unrealized (gains) losses from prior periods for equity securities sold (1)	(810)	23,231	1,601	22,567
Other	55	359	150	(2,147)
Tiptree Capital
Mortgage:
Net change in unrealized gains (losses) on loans	(363)	10	963	(435)
Other	(1,999)	(398)	(3,538)	(271)
Other:
Net unrealized gains (losses) on equity securities held at period end	(1,504)	(164)	(1,216)	279
Reclass of unrealized (gains) losses from prior periods for equity securities sold (1)	—	108,080	—	100,288
Other	(2)	—	450	—
Total net unrealized gains (losses)	8,624	132,914	6,624	125,464
Total net realized and unrealized gains (losses)	$20,644	$12,578	$27,475	$28,202
(1)     On April 15, 2024, the Company sold its 16.98 million shares of Invesque for $625 of proceeds resulting in a realized loss of $134,204.

(5) Notes and Accounts Receivable, net

The following table presents the total notes and accounts receivable, net:

	As of
	June 30, 2025	December 31, 2024
Accounts and premiums receivable, net	$442,288	$341,613
Retrospective commissions receivable	323,630	286,314
Notes receivable, net	115,999	138,162
Other receivables	11,557	33,042
Total notes and accounts receivable, net	$893,474	$799,131

The following table presents the total valuation allowance and bad debt expense for the following periods:

	Valuation allowance		Bad Debt Expense
	As of		Three Months Ended June 30,		Six Months Ended June 30,
	June 30, 2025	December 31, 2024	2025	2024	2025	2024
Notes receivable, net - premium financing program (1)	$29	$26	$11	$40	$18	$85

Accounts and premiums receivable, net	$293	$294	$24	$153	$35	$325
(1)    As of June 30, 2025 and December 31, 2024, there were $8 and $37 in balances classified as 90 days plus past due, respectively.

(6) Reinsurance Recoverable and Prepaid Reinsurance Premiums

The following table presents the effect of reinsurance on premiums written and earned by our insurance business for the following periods:

	Direct Amount	Ceded to Other Companies	Assumed from Other Companies	Net Amount	Percentage of Amount - Assumed to Net
Three Months Ended June 30, 2025
Premiums written:
Life insurance	$18,007	$10,644	$(9)	$7,354	(0.1)%

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2025
(in thousands, except share data)

	Direct Amount	Ceded to Other Companies	Assumed from Other Companies	Net Amount	Percentage of Amount - Assumed to Net
Accident and health insurance	25,832	17,958	6,746	14,620	46.1%
Property and liability insurance	645,629	384,313	145,516	406,832	35.8%
Total premiums written	$689,468	$412,915	$152,253	$428,806	35.5%

Premiums earned:
Life insurance	$18,887	$9,487	$22	$9,422	0.2%
Accident and health insurance	30,377	20,170	6,752	16,959	39.8%
Property and liability insurance	515,246	309,134	149,448	355,560	42.0%
Total premiums earned	$564,510	$338,791	$156,222	$381,941	40.9%

Three Months Ended June 30, 2024
Premiums written:
Life insurance	$19,086	$9,346	$13	$9,753	0.1%
Accident and health insurance	28,693	19,648	9,693	18,738	51.7%
Property and liability insurance	525,973	286,801	98,234	337,406	29.1%
Total premiums written	$573,752	$315,795	$107,940	$365,897	29.5%

Premiums earned:
Life insurance	$19,874	$9,954	$53	$9,973	0.5%
Accident and health insurance	32,287	21,211	9,678	20,754	46.6%
Property and liability insurance	449,912	232,229	150,057	367,740	40.8%
Total premiums earned	$502,073	$263,394	$159,788	$398,467	40.1%

Six Months Ended June 30, 2025
Premiums written:
Life insurance	$34,577	$19,522	$32	$15,087	0.2%
Accident and health insurance	53,337	36,902	6,792	23,227	29.2%
Property and liability insurance	1,140,286	665,413	273,308	748,181	36.5%
Total premiums written	$1,228,200	$721,837	$280,132	$786,495	35.6%

Premiums earned:
Life insurance	$38,193	$19,368	$104	$18,929	0.5%
Accident and health insurance	61,794	41,325	6,804	27,273	24.9%
Property and liability insurance	1,018,785	610,045	290,436	699,176	41.5%
Total premiums earned	$1,118,772	$670,738	$297,344	$745,378	39.9%

Six Months Ended June 30, 2024
Premiums written:
Life insurance	$36,430	$18,281	$244	$18,393	1.3%
Accident and health insurance	58,671	39,749	10,108	29,030	34.8%
Property and liability insurance	935,758	509,465	210,332	636,625	33.0%
Total premiums written	$1,030,859	$567,495	$220,684	$684,048	32.3%

Premiums earned:
Life insurance	$40,567	$20,575	$267	$20,259	1.3%
Accident and health insurance	66,357	44,292	10,097	32,162	31.4%
Property and liability insurance	850,742	448,126	290,740	693,356	41.9%
Total premiums earned	$957,666	$512,993	$301,104	$745,777	40.4%

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2025
(in thousands, except share data)

The following table presents the components of policy and contract benefits, including the effect of reinsurance on losses and loss adjustment expenses (LAE) incurred:

	Direct Amount	Ceded to Other Companies	Assumed from Other Companies	Net Amount	Percentage of Amount - Assumed to Net
Three Months Ended June 30, 2025
Losses and LAE Incurred
Life insurance	$9,453	$5,764	$2	$3,691	0.1%
Accident and health insurance	4,795	3,776	6,417	7,436	86.3%
Property and liability insurance	270,965	168,849	84,628	186,744	45.3%
Total losses and LAE incurred	$285,213	$178,389	$91,047	$197,871	46.0%
	Member benefit claims (1)			28,601
	Total policy and contract benefits			$226,472
Three Months Ended June 30, 2024
Losses and LAE Incurred
Life insurance	$10,293	$5,513	$10	$4,790	0.2%
Accident and health insurance	5,363	2,908	9,614	12,069	79.7%
Property and liability insurance	248,541	138,287	78,146	188,400	41.5%
Total losses and LAE incurred	$264,197	$146,708	$87,770	$205,259	42.8%
	Member benefit claims (1)			28,716
	Total policy and contract benefits			$233,975

Six Months Ended June 30, 2025
Losses and LAE Incurred
Life insurance	$19,753	$11,900	$2	$7,855	—%
Accident and health insurance	9,810	7,781	6,416	8,445	76.0%
Property and liability insurance	512,866	353,559	202,112	361,419	55.9%
Total losses and LAE incurred	$542,429	$373,240	$208,530	$377,719	55.2%
	Member benefit claims (1)			58,066
	Total policy and contract benefits			$435,785
Six Months Ended June 30, 2024
Losses and LAE Incurred
Life insurance	$22,494	$12,230	$(21)	$10,243	(0.2)%
Accident and health insurance	10,892	6,967	10,485	14,410	72.8%
Property and liability insurance	430,226	242,682	168,442	355,986	47.3%
Total losses and LAE incurred	$463,612	$261,879	$178,906	$380,639	47.0%
	Member benefit claims (1)			61,000
	Total policy and contract benefits			$441,639
(1) Member benefit claims are not covered by reinsurance.

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2025
(in thousands, except share data)

The following table presents the components of the reinsurance recoverable:

	As of
	June 30, 2025	December 31, 2024
Ceded claim reserves:
Life insurance	$3,983	$4,621
Accident and health insurance	25,404	24,836
Property and liability insurance	729,291	607,250
Total ceded claim reserves recoverable	758,678	636,707
Other reinsurance settlements recoverable	478,122	356,176
Total reinsurance recoverable	$1,236,800	$992,883

The following table presents the components of prepaid reinsurance premiums:

	As of
	June 30, 2025	December 31, 2024
Prepaid reinsurance premiums:
Life insurance (1)	$72,085	$71,427
Accident and health insurance (1)	68,120	72,840
Property and liability insurance	903,739	901,986
Total prepaid reinsurance premiums	$1,043,944	$1,046,253
(1)    Including policyholder account balances ceded.
The following table presents the aggregate amount included in reinsurance receivables that is comprised of the three largest receivable balances from non-affiliated reinsurers:

As of
June 30, 2025
Total of the three largest receivable balances from non-affiliated reinsurers	$307,073

As of June 30, 2025, the non-affiliated reinsurers from whom our insurance business has the largest receivable balances were: Allianz Global Risks US Insurance Company (A.M. Best Rating: A+ rated), Allianz Reinsurance America, Inc. (A.M. Best Rating: A+ rated), and Ferian Re, LTD (A.M. Best Rating: Not Rated). Receivable balances from authorized reinsurers, such as the Allianz companies noted above, do not require collateral based on the authorized status of the parties. Receivable balances from unauthorized reinsurers are collateralized by assets on hand, assets held in trust accounts, and/or letters of credit. The Company monitors collateral values, authorization status, financial statements and A.M. Best ratings of its reinsurers periodically. As of June 30, 2025, the Company does not believe there is a risk of loss due to the concentration of credit risk in the reinsurance program given the related collateralization or reinsurer A.M. Best rating.

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2025
(in thousands, except share data)

(7) Goodwill and Intangible Assets, net

The following table presents identifiable finite and indefinite-lived intangible assets, accumulated amortization, and goodwill by operating segment and/or reporting unit, as appropriate:

	As of June 30, 2025			As of December 31, 2024
Finite-Lived Intangible Assets:	Insurance	Other	Total	Insurance	Other	Total

Customer relationships	$163,958	$—	$163,958	$162,520	$—	$162,520
Accumulated amortization	(93,397)	—	(93,397)	(87,610)	—	(87,610)
Trade names	16,311	800	17,111	16,202	800	17,002
Accumulated amortization	(10,484)	(800)	(11,284)	(9,869)	(760)	(10,629)
Software licensing	17,832	640	18,472	17,238	640	17,878
Accumulated amortization	(11,196)	(640)	(11,836)	(10,705)	(640)	(11,345)
Insurance policies and contracts acquired	36,500	—	36,500	36,500	—	36,500
Accumulated amortization	(36,500)	—	(36,500)	(36,500)	—	(36,500)
Other	1,114	—	1,114	1,081	—	1,081
Accumulated amortization	(958)	—	(958)	(799)	—	(799)
Total finite-lived intangible assets	83,180	—	83,180	88,058	40	88,098
Indefinite-Lived Intangible Assets: (1)
Insurance licensing agreements	13,761	—	13,761	13,761	—	13,761
Other	—	—	—	—	1,000	1,000
Total indefinite-lived intangible assets	13,761	—	13,761	13,761	1,000	14,761
Total intangible assets, net	$96,941	$—	$96,941	$101,819	$1,040	$102,859

Goodwill	205,988	1,708	207,696	204,998	1,708	206,706
Total goodwill and intangible assets, net	$302,929	$1,708	$304,637	$306,817	$2,748	$309,565
(1)    Impairment tests are performed at least annually on indefinite-lived intangible assets.

Goodwill

The following table presents the activity in goodwill, by operating segment and/or reporting unit, as appropriate, and includes the adjustments made to the balance of goodwill to reflect the effect of the final valuation adjustments made for acquisitions, as well as the reduction to any goodwill attributable to impairment related charges:

	Insurance	Other	Total
Balance at December 31, 2024	$204,998	$1,708	$206,706
Foreign currency translation and other	990	—	990
Balance at June 30, 2025	$205,988	$1,708	$207,696

The Company conducts annual impairment tests of its goodwill as of October 1. For the three and six months ended June 30, 2025 and 2024, no impairments were recorded on the Company’s goodwill.

Intangible Assets, net

The following table presents the activity, by operating segment and/or reporting unit, as appropriate, in finite and indefinite-lived other intangible assets and includes the adjustments made to the balance to reflect the effect of any final valuation adjustments made for acquisitions, as well as any reduction attributable to impairment-related charges:

	Insurance	Other	Total
Balance at December 31, 2024	$101,819	$1,040	$102,859
Amortization expense	(6,685)	(40)	(6,725)
Foreign currency translation and other	1,807	—	1,807
Disposal of intangible assets	—	(1,000)	(1,000)
Balance at June 30, 2025	$96,941	$—	$96,941

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2025
(in thousands, except share data)

The following table presents the amortization expense on finite-lived intangible assets for the following periods:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Amortization expense on intangible assets	$3,371	$3,747	$6,725	$7,738

For the six months ended June 30, 2025 and 2024, no impairments were recorded on the Company’s intangible assets.

The following table presents the amortization expense on finite-lived intangible assets for the next five years and thereafter by operating segment and/or reporting unit, as appropriate:

	As of June 30, 2025
	Insurance (1)	Total
Remainder of 2025	$6,595	$6,595
2026	10,894	10,894
2027	9,543	9,543
2028	8,341	8,341
2029	7,293	7,293
2030 and thereafter	38,809	38,809
Total	$81,475	$81,475
(1)    Does not include foreign currency translation adjustment of $1,705 as of June 30, 2025.

(8) Derivative Financial Instruments and Hedging

The Company selectively utilizes derivative financial instruments as part of its overall investment and hedging activities. Derivative contracts are subject to additional risk that can result in a loss of all or part of an investment. The Company’s derivative activities are primarily to manage underlying credit risk, market risk, interest rate risk and currency exchange rate risk. In addition, the Company is also subject to counterparty risk should its counterparties fail to meet the contract terms. Derivative assets are reported in other investments. Derivative liabilities are reported within other liabilities and accrued expenses. Derivatives for our mortgage business are primarily comprised of interest rate lock commitments (IRLCs), forward delivery contracts, and TBA mortgage-backed securities.

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

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2025
(in thousands, except share data)

The following table presents the gross notional and fair value amounts of derivatives (on a gross basis) categorized by underlying risk:

	As of June 30, 2025			As of December 31, 2024
	Notional values	Asset derivatives	Liability derivatives	Notional values	Asset derivatives	Liability derivatives
Interest rate lock commitments	$143,820	$4,043	$—	$105,898	$2,257	$—
Forward delivery contracts	41,041	88	109	26,090	33	54
TBA mortgage-backed securities	160,500	92	935	133,200	811	115
Fortegra Additional Warrants (Warburg)(1)	—	—	11,551	—	—	10,958
Total	$345,361	$4,223	$12,595	$265,188	$3,101	$11,127
(1) See Note (15) Stockholders' Equity for additional information.

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2025
(in thousands, except share data)

(9) Debt, net

The following table presents the balance of the Company’s debt obligations, net of discounts and deferred financing costs for our corporate and asset based debt. Asset based debt is generally recourse only to specific assets and related cash flows.

	As of June 30, 2025
Corporate debt	Insurance	Mortgage	Corporate	Total
Secured revolving credit agreements (1)	$50,000	$—	$—	$50,000
Secured term credit agreement (SOFR + 5.25%)(2)	—	—	74,625	74,625
Preferred trust securities (SOFR + 4.10% + spread adjustment)(3)	—	—	—	—
8.50% Junior subordinated notes	125,000	—	—	125,000
9.25% Junior subordinated notes	150,000	—	—	150,000
Total corporate debt	325,000	—	74,625	399,625

Asset based debt
Asset based revolving financing (SOFR + 2.75%)	46,419	—	—	46,419
Residential mortgage warehouse borrowings (1.75% to 3.30% over SOFR)(4)(5)	—	64,069	—	64,069
Total asset based debt	46,419	64,069	—	110,488
Total debt, face value	371,419	64,069	74,625	510,113
Unamortized discount, net	—	—	(652)	(652)
Unamortized deferred financing costs	(14,423)	(15)	(1,994)	(16,432)
Total debt, net	$356,996	$64,054	$71,979	$493,029

	As of December 31, 2024
Corporate debt	Insurance	Mortgage	Corporate	Total
Secured revolving credit agreements (1)	$—	$—	$—	$—
Secured term credit agreement (SOFR + 5.25%)(2)	—	—	—	—
Preferred trust securities (SOFR + 4.10% + spread adjustment)(3)	35,000	—	—	35,000
8.50% Junior subordinated notes	125,000	—	—	125,000
9.25% Junior subordinated notes	150,000	—	—	150,000
Total corporate debt	310,000	—	—	310,000

Asset based debt
Asset based revolving financing (SOFR + 2.75%)	63,699	—	—	63,699
Residential mortgage warehouse borrowings (1.75% to 3.30% over SOFR)(4)(5)	—	68,394	—	68,394
Total asset based debt	63,699	68,394	—	132,093
Total debt, face value	373,699	68,394	—	442,093
Unamortized deferred financing costs	(14,957)	(47)	—	(15,004)
Total debt, net	$358,742	$68,347	$—	$427,089
(1)    The secured credit agreements include separate tranches with multiple rate structures that are adjustable based on Fortegra’s senior leverage ratio, which as of June 30, 2025 and December 31, 2024 was SOFR + 1.50%.
(2)    The $75,000 Corporate debt is a secured term credit agreement at 5.25% over the one month SOFR rate, with a floor of 1.00%.
(3)    Previously based on 3-month LIBOR, moved to SOFR plus the tenor spread adjustment of 0.26%, in accordance with the Adjustable Interest Rate (LIBOR) Act of 2021.
(4)    As of June 30, 2025, included (i) a $50,000 line of credit at 1.75%, 2.00% and 2.50% over the one month SOFR rate, (ii) a $25,000 line of credit at 1.75% over the one month SOFR rate, with a floor of 2.75%, (iii) a $30,000 line of credit at 1.875% over the one month SOFR rate and (iv) a $10,000 line of credit at 3.30% over the one month SOFR rate. As of December 31, 2024, included (i) a $50,000 line of credit at 1.75%, 2.00% and 2.50% over the one month SOFR rate, and (ii) a $25,000 line of credit at 1.75% over the one month SOFR rate, with a floor of 2.75%. (iii) a $30,000 line of credit at 1.875% over the one month SOFR rate and (iv) a $10,000 line of credit at 3.30% over the one month SOFR rate.
(5)    The weighted average coupon rate for residential mortgage warehouse borrowings was 6.21% and 6.25% at June 30, 2025 and December 31, 2024, respectively.

The following table presents the amount of interest expense the Company incurred on its debt for the following periods:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Interest expense - corporate debt	$9,734	$5,887	$18,184	$11,889
Interest expense - asset based debt	1,128	2,128	3,038	4,416
Total interest expense on debt	$10,862	$8,015	$21,222	$16,305

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2025
(in thousands, except share data)

The following table presents the contractual principal payments and future maturities of the unpaid principal balance on the Company’s debt for the following periods:

As of June 30, 2025
Remainder of 2025	$30,108
2026	80,380
2027	50,000
2028	74,625
2029	—
2030 and thereafter	275,000
Total	$510,113

The following narrative is a summary of certain terms of our debt agreements for the six months ended June 30, 2025:
Corporate Debt

Secured Revolving Credit Agreements

As of June 30, 2025 and December 31, 2024, a total of $50,000 and $0, respectively, was outstanding under the revolving line of credit. The maximum borrowing capacity under the agreements as of June 30, 2025 was $200,000.

Secured Term Credit Agreement

On February 7, 2025, Tiptree Holdings, a subsidiary of Tiptree Inc., entered into a $75,000 senior secured credit facility due February 7, 2028. Interest is paid monthly, at an interest rate of SOFR plus 5.25%, with quarterly principal payments at an amount equal to 0.25% of the aggregate original principal.

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

Asset Based Debt

Asset Based Revolving Financing

As of June 30, 2025 and December 31, 2024, a total of $46,419 and $63,699, respectively, was outstanding under the borrowing related to our premium finance offerings in our insurance business.

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2025
(in thousands, except share data)

Residential Mortgage Warehouse Borrowings

As of June 30, 2025, our mortgage business had three warehouse lines of credit with three separate lending partners totaling $105,000 of borrowing capacity. The $50,000 line of credit matures in August 2025, the $25,000 line of credit matures in June 2026, and the $30,000 line of credit matures in February 2026.

As of June 30, 2025 and December 31, 2024, a total of $64,069 and $68,394, respectively, was outstanding under such financing agreements.
Mortgage Servicing Rights (MSR) Line of Credit

As of June 30, 2025, our mortgage business had a MSR line of credit with borrowing capacity of $9,369 at 3.30% over SOFR, with no borrowings outstanding at the end of the period.

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
June 30, 2025
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
June 30, 2025
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

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2025
(in thousands, except share data)

The following tables present the Company’s fair value hierarchies for financial assets and liabilities, measured on a recurring basis:

	As of June 30, 2025
	Quoted prices in active markets Level 1	Other significant observable inputs Level 2	Significant unobservable inputs Level 3	Fair value
Assets:
Available for sale securities, at fair value:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$—	$455,275	$—	$455,275
Obligations of state and political subdivisions	—	30,980	—	30,980
Obligations of foreign governments	—	56,866	—	56,866
Certificates of deposit	1,150	—	—	1,150
Asset backed securities	—	14,290	—	14,290
Corporate securities	—	608,316	—	608,316
Total available for sale securities, at fair value	1,150	1,165,727	—	1,166,877

Loans, at fair value:
Corporate loans	—	—	8,359	8,359
Mortgage loans held for sale	—	67,433	—	67,433
Total loans, at fair value	—	67,433	8,359	75,792

Equity securities:
Exchange traded funds	42	—	—	42
Other equity securities	131,698	—	9,101	140,799
Total equity securities	131,740	—	9,101	140,841

Other investments, at fair value:
Corporate bonds	—	3,410	—	3,410
Derivative assets	—	180	4,043	4,223
Other	—	22,044	5,435	27,479
Total other investments, at fair value	—	25,634	9,478	35,112

Mortgage servicing rights (1)	—	—	41,416	41,416

Total	$132,890	$1,258,794	$68,354	$1,460,038

Liabilities: (2)
Derivative liabilities	$—	$993	$51	$1,044
Fortegra Additional Warrants (Warburg)	—	—	11,551	11,551
Contingent consideration payable	—	—	1,896	1,896
Total	$—	$993	$13,498	$14,491
(1)    Included in other assets. See Note (13) Other Assets and Other Liabilities and Accrued Expenses.
(2)    Included in other liabilities and accrued expenses. See Note (13) Other Assets and Other Liabilities and Accrued Expenses.

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2025
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
June 30, 2025
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

The following table presents additional information about assets that are measured at fair value on a recurring basis for which the Company has utilized Level 3 inputs to determine fair value for the following periods:

	Six Months Ended June 30,
	2025	2024
Balance at January 1,	$63,335	$61,565
Net realized and unrealized gains or losses included in:
Earnings	(2,060)	2,147
OCI	—	75
Origination of IRLCs	23,040	19,592
Purchases	5,435	—
Distributions	(142)	(764)
Conversions to mortgage loans held for sale	(21,254)	(20,070)
Balance at June 30,	$68,354	$62,545

Changes in unrealized gains (losses) included in earnings related to assets still held at period end	$(2,143)	$2,147
Changes in unrealized gains (losses) included in OCI related to assets still held at period end	$—	$75
The following table presents the range and weighted average (WA) used to develop significant unobservable inputs for the fair value measurements of Level 3 assets and liabilities:

	As of				As of
	June 30, 2025	December 31, 2024	Valuation technique	Unobservable input(s)	June 30, 2025				December 31, 2024
Assets	Fair value				Range			WA (1)	Range			WA (1)
IRLCs	$4,043	$2,257	Internal model	Pull through rate	45%	to	95%	60%	45%	to	95%	60%
Mortgage servicing rights	41,416	42,611	External model	Discount rate	10%	to	15%	10%	10%	to	15%	11%
				Cost to service	$65	to	$3,000	$127	$65	to	$3,000	$133
				Prepayment speed	3%	to	82%	10%	3%	to	87%	9%
Equity securities	9,101	8,185	Internal model	Forecast EBITDAR	$1,422,000	to	$1,604,000	N/A	$1,422,000	to	$1,604,000	N/A
Corporate loans	8,359	10,272	External model	Bid marks	$65	to	$65	$65	$78	to	$81	$80
Commercial Real Estate Loan	5,435	—	Cash Flow model	Forecast cash flow	$16,000	to	$20,000	$17,856	$—	to	$—	$—
Total	$68,354	$63,325

Liabilities
Fortegra Additional Warrants (Warburg)	$11,551	$10,958	External Model	Discount rate	3%	to	5%	3.7%	3%	to	5%	3.4%
				Implied Equity Volatility	40%	to	50%	45%	40%	to	50%	45%
Contingent consideration payable	1,896	1,779	Cash Flow model	Forecast Cash EBITDA	$2,500	to	$4,000	N/A	$2,500	to	$4,000	N/A
				Forecast Underwriting EBITDA	$—	to	$2,000	N/A	$—	to	$2,000	N/A
Total	$13,447	$12,737

(1)    Unobservable inputs were weighted by the relative fair value of the instruments.

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2025
(in thousands, except share data)

The following table presents the carrying amounts and estimated fair values of financial assets and liabilities that are not recorded at fair value and their respective levels within the fair value hierarchy:

	As of June 30, 2025			As of December 31, 2024
	Level within fair value hierarchy	Fair value	Carrying value	Level within fair value hierarchy	Fair value	Carrying value
Assets:
Debentures	2	$21,959	$21,959	2	$25,320	$25,320
Notes receivable, net	2	115,999	115,999	2	138,162	138,162
Total assets		$137,958	$137,958		$163,482	$163,482

Liabilities:
Debt	3	$505,929	$509,461	3	$439,906	$442,093
Total liabilities		$505,929	$509,461		$439,906	$442,093
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
June 30, 2025
(in thousands, except share data)

(11) Liability for Unpaid Claims and Claim Adjustment Expenses

Roll forward of Claim Liability

The following table presents the activity in the net liability for unpaid losses and allocated loss adjustment expenses of short duration contracts for the following periods:

	Six Months Ended June 30,
	2025	2024
Policy liabilities and unpaid claims balance as of January 1,	$1,298,081	$844,848
Less: liabilities of policy-holder account balances, gross	(304)	(878)
Less: non-insurance warranty benefit claim liabilities	(2,837)	(2,103)
Gross liabilities for unpaid losses and loss adjustment expenses	1,294,940	841,867
Less: reinsurance recoverable on unpaid losses - short duration	(636,300)	(448,117)
Less: other lines, gross	(430)	(295)
Net balance as of January 1, short duration	658,210	393,455

Incurred (short duration) related to:
Current year	383,564	380,623
Prior years	(8,301)	(788)
Total incurred	375,263	379,835

Paid (short duration) related to:
Current year	154,736	124,082
Prior years	140,717	104,279
Total paid	$295,453	$228,361

Net balance as of June 30, short duration	$738,020	$544,929
Plus: reinsurance recoverable on unpaid losses - short duration	758,328	536,794
Plus: other lines, gross	373	225
Gross liabilities for unpaid losses and loss adjustment expenses	1,496,721	1,081,948
Plus: non-insurance warranty benefit claim liabilities	6,772	5,255
Policy liabilities and unpaid claims balance as of June 30,	$1,503,493	$1,087,203

The following schedule reconciles the total amount of losses incurred on short duration contracts per the table above to the amount of total losses incurred as presented in the condensed consolidated statements of operations, excluding the amount for member benefit claims:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Short duration incurred	$196,752	$204,522	$375,263	$379,835
Other lines incurred	(10)	162	(78)	57
Unallocated loss adjustment expenses	1,129	575	2,534	747
Total losses incurred	$197,871	$205,259	$377,719	$380,639
During the six months ended June 30, 2025, the Company experienced favorable prior year development of $8,301, primarily driven by lower-than-expected losses in its commercial and personal property lines of business.

During the six months ended June 30, 2024, the Company experienced favorable prior year development of $788, primarily driven by lower-than-expected claims paid development in our commercial lines of business.

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2025
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

The favorable prior year development of $8,301 in the six months ended June 30, 2025 represented 7.9% of our insurance business income before taxes of $105,198 and 1.3% of the opening net liability for losses and loss adjustment expenses of $658,210, as of January 1, 2025.

The favorable prior year development of $788 in the six months ended June 30, 2024 represented 0.9% of our insurance business income before taxes of $88,061, and 0.2% of the opening net liability for losses and loss adjustment expenses of $393,455, as of January 1, 2024.

During the six months ended June 30, 2025, current year incurred losses included $27.4 million related to the January 2025 California wildfires.

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

The following table presents the disaggregated amounts of revenue from contracts with customers by product type for the following periods:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Service and Administrative Fees:
Service contract revenue	$71,370	$76,179	$143,119	$157,002
Motor club revenue	9,253	11,116	18,981	22,637
Other	1,127	829	2,033	1,787
Revenue from contracts with customers	$81,750	$88,124	$164,133	$181,426

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

We do not disclose information about remaining performance obligations pertaining to contracts that have an original expected duration of one year or less. The transaction price allocated to remaining unsatisfied or partially unsatisfied performance obligations with an original expected duration exceeding one year was not material as of June 30, 2025.

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2025
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

The following table presents the activity in the deferred assets and liabilities related to revenue from contracts with customers for the following period:

	January 1, 2025			June 30, 2025
	Beginning balance	Additions	Amortization	Ending balance
Deferred acquisition costs
Service and Administrative Fees:
Service contract revenue	$211,406	$44,912	$46,072	$210,246
Motor club revenue	12,904	14,440	14,856	12,488
Total	$224,310	$59,352	$60,928	$222,734

Deferred revenue
Service and Administrative Fees:
Service contract revenue	$617,633	$131,934	$143,119	$606,448
Motor club revenue	16,746	18,506	18,981	16,271
Other	—	2,027	2,027	—
Total	$634,379	$152,467	$164,127	$622,719

For the periods presented, no write-offs for unrecoverable deferred acquisition costs and deferred revenue were recognized.

(13) Other Assets and Other Liabilities and Accrued Expenses

Other Assets

The following table presents the components of other assets as reported in the condensed consolidated balance sheets:

	As of
	June 30, 2025	December 31, 2024
Accrued investment income	$13,924	$12,415
Loans eligible for repurchase	51,501	56,279
Mortgage servicing rights	41,416	42,611
Right of use assets - operating leases (1)	28,826	27,816
Income tax receivable	2,263	1,976
Furniture, fixtures and equipment, net	26,581	27,321
Due from broker/trustee	100	28,327
Prepaid expenses	12,139	12,481
Other	3,463	4,632
Total other assets	$180,213	$213,858
(1) See Note (19) Commitments and Contingencies for additional information.

The following table presents the depreciation expense related to furniture, fixtures and equipment for the following periods:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Depreciation expense related to furniture, fixtures and equipment	$1,553	$1,544	$3,080	$3,121

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2025
(in thousands, except share data)

Other Liabilities and Accrued Expenses

The following table presents the components of other liabilities and accrued expenses as reported in the condensed consolidated balance sheets:

	As of
	June 30, 2025	December 31, 2024
Accounts payable and accrued expenses	$103,671	$83,287
Loans eligible for repurchase liability	51,501	56,279
Deferred tax liabilities, net	201,387	170,802
Operating lease liabilities (1)	36,785	36,588
Commissions payable	1,460	7,066
Derivative liabilities	12,595	11,127
Due to broker/trustee	15,543	2,693
Other	27,595	40,083
Total other liabilities and accrued expenses	$450,537	$407,925
(1) See Note (19) Commitments and Contingencies for additional information.

(14) Other Revenue and Other Expenses

Other Revenue

The following table presents the components of other revenue as reported in the condensed consolidated statement of operations.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Other investment income (1)	$6,860	$6,288	$13,121	$12,504
Financing interest income	4,150	4,739	8,237	9,011
Other (2)	4,261	7,308	8,411	12,118
Total other revenue	$15,271	$18,335	$29,769	$33,633
(1)    See Note (4) Investments for the components of Other investment income.
(2)    Includes $4,071 and $6,911 for the three months ended June 30, 2025 and 2024, respectively, and $7,892 and $11,289 for the six months ended June 30, 2025 and 2024, respectively, related to Insurance.

Other Expenses

The following table presents the components of other expenses as reported in the condensed consolidated statement of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
General and administrative	$12,593	$10,330	$23,151	$20,851
Professional fees	8,875	6,218	19,965	15,296
Premium taxes	5,335	5,744	10,700	11,119
Mortgage origination expenses	3,671	3,320	7,373	6,480
Rent and related	3,994	4,348	7,966	8,264
Other	4,303	5,590	10,454	14,406
Total other expenses	$38,771	$35,550	$79,609	$76,416

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2025
(in thousands, except share data)

(15) Stockholders' Equity

Stock Repurchases

The Board of Directors authorized the Company to make repurchases of up to $20,000 of shares of the Company’s outstanding common stock in the aggregate, at the discretion of the Company’s Executive Committee. There were no shares repurchased during the six months ended June 30, 2025. As of June 30, 2025, the remaining repurchase authorization was $11,945.

Dividends

The Company declared cash dividends per share for the following periods presented below:

	Dividends per share for the
	Six Months Ended June 30,
	2025	2024
First quarter	$0.06	$0.06
Second quarter	0.06	0.06
Total cash dividends declared	$0.12	$0.12

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

In March and April 2024, Tiptree, Warburg and Fortegra independent directors contributed $30,044, $9,889 and $67, respectively, to Fortegra in exchange for Fortegra Common Stock. As of June 30, 2025, Fortegra was owned approximately 79.1% by Tiptree Holdings, 17.7% by Warburg and 3.2% by management and directors of Fortegra before giving effect to the exercise of outstanding warrants and management options and the conversion of outstanding preferred stock.

Fortegra Preferred Stock

The face amount of the Fortegra Preferred Stock is $80,000. Dividends are cumulative and accrue at a rate of 8% per annum, compounding quarterly. Any quarterly dividend may be paid in cash, at Fortegra’s option. For the six months ended June 30, 2025 and 2024, cash dividends declared were $3,174 and $3,192, respectively.

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
June 30, 2025
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

The following table presents the components of non-controlling interests as reported in the condensed consolidated balance sheets:

	As of
	June 30, 2025	December 31, 2024
Fortegra preferred interests	$77,679	$77,679
Fortegra common interests	145,851	121,394
Total non-controlling interests	$223,530	$199,073

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

Statutory Capital and Surplus

The Company’s insurance company subsidiaries must maintain minimum amounts of statutory capital and surplus as required by regulatory authorities, including the NAIC; their capital and surplus levels exceeded respective minimum requirements as of June 30, 2025 and December 31, 2024.

Under the NAIC Risk-Based Capital Act of 1995, a company’s Risk-Based Capital (RBC) is calculated by applying certain risk factors to various asset, claim and reserve items. If a company's adjusted surplus falls below calculated RBC thresholds, regulatory intervention or oversight is required. The Company’s U.S. domiciled insurance company subsidiaries' RBC levels, as calculated in accordance with the NAIC’s RBC instructions, exceeded all RBC thresholds as of June 30, 2025 and December 31, 2024.

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

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2025
(in thousands, except share data)

There were no dividends paid to the Company by its U.S. domiciled insurance company subsidiaries for the six months ended June 30, 2025 and 2024. The combined amount available for ordinary dividends of the Company's U.S. domiciled insurance company subsidiaries for the following periods:

	As of
	June 30, 2025	December 31, 2024
Amount available for ordinary dividends of the Company's insurance company subsidiaries	$71,030	$78,614
The following table presents the dividends paid to the Company by its insurance company subsidiaries for the following periods:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Ordinary dividends	$7,000	$—	$7,000	$—
Extraordinary dividends	3,000	—	3,000	—
Total dividends	$10,000	$—	$10,000	$—
At June 30, 2025, the maximum amount of dividends that our U.S. domiciled insurance company subsidiaries could pay under applicable laws and regulations without regulatory approval was approximately $71,030. The Company may seek regulatory approval to pay dividends in excess of this permitted amount, but there can be no assurance that the Company would receive regulatory approval if sought.

(16) Accumulated Other Comprehensive Income (Loss) (AOCI)

The following table presents the activity of AFS securities in AOCI, net of tax, for the following periods:

	Unrealized gains (losses) on available for sale securities	Foreign currency translation adjustment	Total AOCI	Amount attributable to non-controlling interests	Total AOCI to Tiptree Inc.
Balance at December 31, 2023	$(32,145)	$(98)	$(32,243)	$6,170	$(26,073)
Other comprehensive income (losses) before reclassifications	(3,336)	(1,091)	(4,427)	1,215	(3,212)
Amounts reclassified from AOCI	69	—	69	—	69
OCI	(3,267)	(1,091)	(4,358)	1,215	(3,143)
Balance at June 30, 2024	$(35,412)	$(1,189)	$(36,601)	$7,385	$(29,216)

Balance at December 31, 2024	$(32,266)	$(2,529)	$(34,795)	$7,045	$(27,750)
Other comprehensive income (losses) before reclassifications	6,530	15,073	21,603	(5,930)	15,673
Amounts reclassified from AOCI	454	—	454	—	454
OCI	6,984	15,073	22,057	(5,930)	16,127
Balance at June 30, 2025	$(25,282)	$12,544	$(12,738)	$1,115	$(11,623)

The following table presents the reclassification adjustments out of AOCI included in net income and the impacted line items on the condensed consolidated statement of operations for the following periods:

	Three Months Ended June 30,		Six Months Ended June 30,		Affected line item in consolidated statements of operations
Components of AOCI	2025	2024	2025	2024
Unrealized gains (losses) on available for sale securities	$33	$23	$(588)	$(93)	Net realized and unrealized gains (losses)
Related tax (expense) benefit	(9)	(6)	134	24	Provision for income tax
Net of tax	$24	$17	$(454)	$(69)

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2025
(in thousands, except share data)

(17) Stock Based Compensation

Tiptree Equity Plans

The table below summarizes changes to the issuances under the Company’s 2017 Omnibus Incentive Equity Plan for the periods indicated, excluding awards granted under the Company’s subsidiary incentive plans that are exchangeable for Tiptree common stock:

2017 Equity Plan	Number of shares
Available for issuance as of December 31, 2024	756,984
RSU, stock and option awards granted	(289,238)
Available for issuance as of June 30, 2025	467,746

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

The following table presents changes to the issuances of RSUs under the 2017 Omnibus Incentive Equity Plan for the periods indicated:

	Number of shares issuable	Weighted average grant date fair value
Unvested units as of December 31, 2024	287,684	$15.22
Granted	289,238	21.67
Vested	(358,904)	18.34
Unvested units as of June 30, 2025 (1)	218,018	$18.64
(1) Includes 76,930, 70,866 and 70,222 shares that vest in 2026, 2027 and 2028, respectively.

The following tables present the detail of the granted and vested RSUs and Stock Awards for the periods indicated:

	Six Months Ended June 30,			Six Months Ended June 30,
Granted	2025	2024	Vested	2025	2024
Directors	6,425	9,043	Directors	6,425	9,043
Employees	282,813	78,360	Employees	352,479	31,470
Total Granted	289,238	87,403	Total Vested	358,904	40,513
			Taxes	(117,765)	(11,395)
			Net Vested	241,139	29,118

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
June 30, 2025
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

As of June 30, 2025, 4,520,833 PRSUs were unvested. The below table illustrates the aggregate number of PRSUs that will vest upon the achievement of each Tiptree share price target. Such price targets are adjusted down for cumulative dividends paid by the Company since grant (e.g., the next share price target is $28.95 as adjusted for cumulative dividends paid to date).

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

Stock Option Awards

Between 2016 and 2020, option awards were granted to the Executive Committee with an exercise price equal to the fair market value of our common stock on the date of grant. The option awards have a 10-year term and are subject to the recipient’s continuous service, a market requirement, and vest one third on each of the three, four, and five-year anniversaries of the grant date. As of June 30, 2025, the market requirement for all outstanding options has been achieved. There were no stock option awards granted from 2021 to June 30, 2025.

The following table presents the Company’s stock option activity for the current period:

	Options outstanding	Weighted average exercise price (in dollars per stock option)	Weighted average grant date value (in dollars per stock option)	Options exercisable
Balance, December 31, 2024	1,583,873	$6.51	$2.25	1,442,114

Balance, June 30, 2025	1,583,873	$6.51	$2.25	1,583,873

Weighted average remaining contractual term at June 30, 2025 (in years)	2.8

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2025
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

As of June 30, 2025, unvested time vesting RSUs represented 0.2% and unvested time and performance vesting options represented 3.6% of Fortegra Common Stock (in each case, assuming conversion of the Fortegra Preferred Stock). The RSUs include a retirement provision and are amortized over the lesser of the service condition or expected retirement date. The time vested options vest in equal parts over five years with the first tranche vested and exercised in 2024. The performance vested options vest based on specific internal rate of return targets determined at the time of a change of control of Fortegra or sale by Warburg of more than 50% of its Fortegra securities (on an as converted basis) acquired in 2022. A majority of these time and performance options must be exercised in the calendar year they vest and shall be deemed automatically exercised if not otherwise done so by December 31 of the calendar year in which they vest. The fair value option grants were estimated on the date of grant using a Black-Scholes Merton option pricing formula embedded within a Monte Carlo model used to simulate the future value of Fortegra Common Stock, which assumes the market requirement is achieved. Key assumptions used in the model were a historical volatility of 45.0%, a risk free rate of 3.7%, no dividend yield and an expected term of 4.2 years.
In 2023, Fortegra granted performance based restricted stock units (Fortegra PRSUs) that vest based on the achievement of specified gross written premium volume targets and underwriting ratios for selected specialty insurance lines written in 2024. Upon vesting, the Fortegra PRSUs entitle recipients to participate in an aggregate pool of between $5,000 and $20,000 payable in shares of Fortegra. The Fortegra PRSUs are accounted for as liability awards and were unvested as of June 30, 2025.

The following table presents changes to the issuances of subsidiary awards under the subsidiary incentive plans for the periods indicated:

Grant date fair value of equity shares issuable
Unvested balance as of December 31, 2024	$19,112
Granted	1,200
Vested	(2,553)
Forfeited	(831)
Unvested balance as of June 30, 2025	$16,928

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2025
(in thousands, except share data)

Stock Based Compensation Expense

The following table presents total stock based compensation expense and the related income tax benefit recognized on the condensed consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Employee compensation and benefits	$2,200	$3,338	$11,339	$7,114
Director compensation	77	69	147	138
Income tax benefit	(354)	(715)	(1,403)	(1,523)
Net stock based compensation expense	$1,923	$2,692	$10,083	$5,729
Additional information on total non-vested stock based compensation is as follows:

	As of June 30, 2025
	Subsidiary Stock options	Restricted stock awards and RSUs	Performance Restricted Stock Units
Unrecognized compensation cost related to non-vested awards (1)	$13,805	$1,093	$11,133
Weighted - average recognition period (in years)	1.5	1.1	1.1
(1)    Includes unrecognized compensation cost of $13,805 related to stock options and $2,264 related to PRSUs at The Fortegra Group.

(18) Income Taxes

The following table presents the Company’s provision (benefit) for income taxes reflected as a component of income (loss):

	Three Months Ended June 30,				Six Months Ended June 30,
	2025		2024		2025		2024
Total income tax expense (benefit)	$21,608		$18,673		$33,990		$32,491

Effective tax rate (ETR)	41.0%	(1)	45.9%	(1)	43.5%	(1)	46.2%	(1)
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

For the three months ended June 30, 2025, the deferred tax liability relating to Fortegra increased by $10,208, of which $2,271 of expense was recorded in OCI, and $7,937 expense was recorded as a provision for income taxes. For the three months ended June 30, 2024, the deferred tax liability relating to Fortegra increased by $6,001, of which $356 of benefit was recorded in OCI, and $6,357 expense was recorded as a provision for income taxes. Excluding the impact of these deferred taxes, the effective tax rates for the three months ended June 30, 2025 and 2024 were 25.9% and 30.3%, respectively.

For the six months ended June 30, 2025, the deferred tax liability relating to Fortegra increased by $17,280, of which $4,620 of expense was recorded in OCI, and $12,660 expense was recorded as a provision for income taxes. For the six months ended June 30, 2024, the deferred tax liability relating to Fortegra increased by $9,931, of which $891 of benefit was recorded in OCI, and $10,822 expense was recorded as a provision for income taxes. Excluding the impact of these deferred taxes, the effective tax rates for the six months ended June 30, 2025 and 2024 were 27.3% and 30.8%, respectively.

The Organization for Economic Cooperation and Development (“OECD”) has introduced a framework to implement a global minimum corporate tax rate of 15%, commonly referred to as Pillar Two. Many aspects of Pillar Two were effective in 2024 and other aspects will be effective in 2025. While it is uncertain whether the U.S. will adopt Pillar Two, certain countries in which the Company operates have adopted legislation and other countries are in the process of introducing legislation to implement Pillar Two. While we do not expect Pillar Two to have a material impact on the Company, our analysis is ongoing as the OECD releases additional guidance and countries implement additional legislation.

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2025
(in thousands, except share data)

“An Act to provide for reconciliation pursuant to title II of H. Con. Res. 14,” commonly referred to as the One Big Beautiful Bill Act (“OBBBA”), was enacted into law in the U.S on July 4, 2025. The OBBBA permanently extended parts of the Tax Cuts and Jobs Act, updated international tax rules, and restored certain business tax benefits. Its provisions take effect between 2025 and 2027. We are evaluating any potential impacts to our financial statements.

(19) Commitments and Contingencies

The following table presents rent expense for the Company’s office leases recorded in other expenses on the condensed consolidated statements of operations for the following periods:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Rent expense for office leases	$1,742	$1,967	$3,580	$3,957

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

In February 2025, the Supreme Court of the Commonwealth of Kentucky denied the Company’s Motion for Discretionary Review of the Court of Appeals’ May 2024 Order and proceedings recommenced in the Pike County Circuit Court. In June 2025, the Pike County Circuit Court issued orders amending the Subclass A Order and Subclass B Order consistent with its reading of the Court of Appeals Order and declined to find at this time that members of Subclass B did not sustain any damages as a matter of law. A trial date has not been set.

The Company considers such litigation customary in the insurance industry. In management’s opinion, based on information available at this time, the ultimate resolution of such litigation, which it is vigorously defending, should not be materially

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2025
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

The following table presents a reconciliation of basic and diluted net income per common share for the following periods:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net income (loss)	$31,104	$21,973	$44,072	$37,854
Less:
Net income (loss) attributable to non-controlling interests	12,144	9,122	19,477	15,953
Net income allocated to participating securities	110	104	142	177
Net income (loss) attributable to Tiptree Inc. common shares - basic	18,850	12,747	24,453	21,724
Effect of Dilutive Securities:
Securities of subsidiaries	(4,404)	(1,133)	(4,099)	(1,407)
Adjustments to income relating to exchangeable interests and contingent considerations, net of tax	2	2	3	4
Net income (loss) attributable to Tiptree Inc. common shares - diluted	$14,448	$11,616	$20,357	$20,321
Weighted average number of shares of common stock outstanding - basic	37,496,875	36,785,305	37,422,957	36,777,557
Weighted average number of incremental shares of common stock issuable from exchangeable interests and contingent considerations	1,121,123	967,377	1,111,255	989,016
Weighted average number of shares of common stock outstanding - diluted	38,617,998	37,752,682	38,534,212	37,766,573

Basic net income (loss) attributable to common shares	$0.50	$0.35	$0.65	$0.59
Diluted net income (loss) attributable to common shares	$0.37	$0.31	$0.53	$0.54

(21) Related Party Transactions

Tiptree Advisors is a related party of the Company because Tiptree Advisors is deemed to be controlled by Michael Barnes, the Company’s Executive Chairman. Tiptree Advisors manages investment portfolio accounts of Fortegra and certain of its subsidiaries under an investment advisory agreement (the IAA). The Company is invested in funds managed by Tiptree Advisors. The Company incurred $2,072 and $1,745 of management and incentive fees for the three months ended June 30, 2025 and 2024, respectively. The Company incurred $4,018 and $3,166 of management and incentive fees for the six months

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2025
(in thousands, except share data)

ended June 30, 2025 and 2024, respectively.

For the six months ended June 30, 2025, the Company’s percentage of profits interest in Tiptree Advisors was 52.0%.

Pursuant to the Transition Services Agreement, the Company and Tiptree Advisors have mutually agreed to provide certain services to one another. Payments under the Transition Services Agreement in the six months ended June 30, 2025 and 2024 were not material.

Pursuant to a Partner Emeritus Agreement, the Company agreed to provide Mr. Inayatullah, a greater than 5% stockholder of the Company, support services and reimburse Mr. Inayatullah for a portion of benefit expenses in exchange for advice and other consulting services as requested by the Company’s Executive Committee. Transactions related to the Partner Emeritus Agreement in the six months ended June 30, 2025 and 2024 were not material.

(22) Subsequent Events

On July 29, 2025, the Company’s board of directors declared a quarterly cash dividend of $0.06 per share to holders of common stock with a record date of August 18, 2025, and a payment date of August 25, 2025.

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

Our year-to-date 2025 highlights include:

Overall:
•Tiptree reported net income of $24.6 million for the six months ended June 30, 2025, compared to $21.9 million in the prior year period, driven by growth in Fortegra’s underwriting and fee income, and higher net investment income, partially offset by incremental interest expense on $74.6 million of outstanding borrowings at the holding company level. Return on average equity was 10.3% for the six months ended June 30, 2025 and 2024.
•Adjusted net income of $50.5 million increased from $45.0 million in the six months ended June 30, 2024, driven by growth in insurance operations. Adjusted return on average equity was 21.1% for the six months ended June 30, 2025 and 2024.

Insurance:
•Gross written premiums and premium equivalents were $1,660.8 million for the six months ended June 30, 2025, an increase of $221.3 million, or 15.4%, from the prior year period as a result of growth in E&S insurance lines in the U.S. and Europe.
•Net written premiums were $786.5 million for the six months ended June 30, 2025, an increase of 15.0% from the six months ended June 30, 2024, driven by growth in gross written premiums and stable premium retention levels.
•Total revenues were $993.6 million, a decrease of $15.1 million, or 1.5%, from the six months ended June 30, 2024, driven by the impacts in 2024 from an assumption of a block of premiums from an MGA partner in December 2023, and decreases in service and administrative fees. Excluding the assumption, the revenues increased by 8.8% compared to the prior year.
•Combined ratio of 89.2%, an improvement of 0.8 percentage points, driven by improvement in the underwriting ratio, partially offset by an increased expense ratio as we continue to invest in U.S. and European E&S markets.
•Income before taxes of $105.2 million as compared to $88.1 million in the six months ended June 30, 2024, with the increase driven by improved insurance operations and higher investment gains. Return on average equity was 23.5% in 2025 as compared to 25.8% in the six months ended June 30, 2024.
•Adjusted net income (before NCI) was $85.6 million, an increase of $11.2 million, or 15.0%, from the six months ended June 30, 2024. Adjusted return on average equity was 25.3%, as compared to 29.7% in the six months ended June 30, 2024.
•Fortegra’s total stockholders’ equity was $730.9 million as of June 30, 2025, compared to $625.5 million as of December 31, 2024, an increase of 16.9%, driven by growth in retained earnings and a decrease in the accumulated other comprehensive loss position.

Tiptree Capital:
•Mortgage income before taxes was $28.0 thousand for the six months ended June 30, 2025, as compared to income of $1.3 million in the six months ended June 30, 2024, with the decrease primarily driven by negative fair value adjustments in mortgage servicing rights, partially offset by higher loan servicing fees.

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

RESULTS OF OPERATIONS

The following is a summary of our condensed consolidated financial results for the three and six months ended June 30, 2025 and 2024. In addition to GAAP results, management uses the Non-GAAP measures Adjusted net income, Adjusted return on average equity and book value per share as measurements of operating performance. Management believes these measures provide supplemental information useful to investors as they are frequently used by the financial community to analyze financial performance and comparison among companies.

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

Selected Key Metrics

($ in thousands, except per share information)	Three Months Ended June 30,		Six Months Ended June 30,
GAAP:	2025	2024	2025	2024
Total revenues	$528,750	$546,673	$1,026,176	$1,044,894
Net income (loss) attributable to common stockholders	$18,960	$12,851	$24,595	$21,901
Diluted earnings per share	$0.37	$0.31	$0.53	$0.54
Cash dividends paid per common share	$0.06	$0.06	$0.12	$0.12
Return on average equity	15.6%	11.9%	10.3%	10.3%

Non-GAAP: (1)
Adjusted net income	$27,128	$24,422	$50,460	$44,955
Adjusted return on average equity	22.3%	22.7%	21.1%	21.1%
(1)    See “—Non-GAAP Reconciliations” for a discussion of non-GAAP financial measures.

Revenues

For the three months ended June 30, 2025, revenues were $528.8 million, which decreased $17.9 million, or 3.3%, compared to the prior year period. For the six months ended June 30, 2025, revenues were $1,026.2 million, which decreased $18.7 million, or 1.8%, compared to the prior year period. The changes for both periods were primarily driven by declines in earned premiums, net, service and administrative fees, and other income, partially offset by higher net investment income. Earned premiums declines were driven by the impacts in 2024 from an assumption of a block of premiums from an MGA partner in December 2023. Excluding the assumption, revenues for the three and six month periods increased 4.1% and 8.0%, respectively, compared to the prior year.

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

($ in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net realized and unrealized gains (losses) - Invesque(1)	$—	$—	$—	$(3,536)
Net realized and unrealized gains (losses)(2)	$10,728	$2,731	$7,036	$12,387

(1)    On April 15, 2024, the Company sold its 16.98 million shares of Invesque for $0.6 million of proceeds resulting in a realized loss of $134.2 million.
(2)    Excludes Invesque and Mortgage realized and unrealized gains and losses.

Net Income (Loss) Attributable to common stockholders

For the three months ended June 30, 2025, the net income attributable to common stockholders was $19.0 million, compared to $12.9 million in the prior year period. For the six months ended June 30, 2025, the net income attributable to common stockholders was $24.6 million, compared to a net income of $21.9 million in the prior year period. Increases in both periods were driven by growth in Fortegra’s underwriting and fee income, and higher investments gains, partially offset by incremental interest expense on $74.6 million of outstanding borrowings at the holding company level.

Adjusted net income & Adjusted return on average equity - Non-GAAP

Adjusted net income for the three months ended June 30, 2025 was $27.1 million, an increase of $2.7 million, or 11.1%, from the three months ended June 30, 2024, driven by growth in our insurance operations. For the three months ended June 30, 2025, adjusted return on average equity was 22.3%, as compared to 22.7% for the three months ended June 30, 2024.

Adjusted net income for the six months ended June 30, 2025 was $50.5 million, an increase of $5.5 million, or 12.2%, from the six months ended June 30, 2024, driven by growth in our insurance operations. For the six months ended June 30, 2025 and 2024, adjusted return on average equity was 21.1%.

Book Value per share - Non-GAAP

Total stockholders’ equity was $723.4 million as of June 30, 2025 compared to $618.1 million as of June 30, 2024, with the increase driven by comprehensive income over the trailing four quarters, partially offset by net changes in non-controlling interests, preferred dividends paid at Fortegra and common dividends paid by Tiptree. In the six months ended June 30, 2025, Tiptree returned $4.5 million to stockholders through dividends paid.

Book value per share for the period ended June 30, 2025 was $13.33, a 12.4% increase from book value per share of $11.86 as of June 30, 2024, driven by comprehensive income per share, partially offset by dividends paid of $0.49 per share, net changes in non-controlling interests and preferred dividends paid at Fortegra.

Results by Segment
We classify our business into two reportable segments, Insurance and Mortgage, with the remainder of our operations aggregated into Tiptree Capital - Other. Corporate activities include holding company interest expense, corporate employee compensation and benefits, and other expenses, including public company expenses.

The following tables present the components of Revenue, Income (loss) before taxes and Adjusted net income for the following periods:

($ in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenues:
Insurance	$513,017	$529,942	$993,598	$1,008,698
Mortgage	16,232	15,883	31,411	31,774
Tiptree Capital - other	(499)	848	1,167	4,422
Corporate	—	—	—	—
Total revenues	$528,750	$546,673	$1,026,176	$1,044,894

Income (loss) before taxes:
Insurance	$67,144	$51,250	$105,198	$88,061
Mortgage	238	528	28	1,281
Tiptree Capital - other	(3,305)	212	(3,121)	3,205
Corporate	(11,365)	(11,344)	(24,043)	(22,202)
Total income (loss) before taxes	$52,712	$40,646	$78,062	$70,345

Non-GAAP - Adjusted net income: (1)
Insurance	$35,711	$31,959	$67,728	$59,016
Mortgage	17	181	627	(128)
Tiptree Capital - other	(409)	175	(856)	828
Corporate	(8,191)	(7,893)	(17,039)	(14,761)
Total adjusted net income	$27,128	$24,422	$50,460	$44,955
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

As of June 30, 2025, Fortegra was owned approximately 79.1% by Tiptree, 17.7% by Warburg and 3.2% by management and directors of Fortegra, before giving effect to the exercise of outstanding warrants and management options, and the conversion of outstanding preferred stock. The following tables and discussion present the Insurance segment results, including non-controlling interests, for the three months ended June 30, 2025 and 2024.

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

Interest Expense consists primarily of interest expense on corporate revolving debt, notes, preferred trust securities due June 15, 2037 and asset based debt for premium finance and warranty service contract financing, which is non-recourse to Fortegra.

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

Results of Operations - Three Months Ended June 30, 2025 compared to 2024

($ in thousands)	Three Months Ended June 30,
	2025	2024	Change	% Change
Revenues:
Earned premiums, net	$381,941	$398,467	$(16,526)	(4.1)%
Service and administrative fees	96,847	105,847	(9,000)	(8.5)%
Ceding commissions	3,542	5,065	(1,523)	(30.1)%
Net investment income	10,505	6,381	4,124	64.6%
Net realized and unrealized gains (losses)	11,968	2,545	9,423	370.3%
Other revenue	8,214	11,637	(3,423)	(29.4)%
Total revenues	$513,017	$529,942	$(16,925)	(3.2)%
Expenses:
Net losses and loss adjustment expenses	$197,871	$205,259	$(7,388)	(3.6)%
Member benefit claims	28,601	28,716	(115)	(0.4)%
Commission expense	140,486	173,279	(32,793)	(18.9)%
Employee compensation and benefits	37,711	31,558	6,153	19.5%
Interest expense	8,406	7,488	918	12.3%
Depreciation and amortization	4,484	4,833	(349)	(7.2)%
Other expenses	28,314	27,559	755	2.7%
Total expenses	$445,873	$478,692	$(32,819)	(6.9)%
Income (loss) before taxes (1)	$67,144	$51,250	$15,894	31.0%

Key Performance Metrics:
Gross written premiums and premium equivalents	$907,624	$776,059	$131,565	17.0%
Net written premiums	$428,806	$365,897	$62,909	17.2%
Loss ratio	48.2%	47.3%
Acquisition ratio	26.1%	30.9%
Underwriting ratio	74.3%	78.2%
Operating expense ratio	14.2%	11.7%
Combined ratio	88.5%	89.9%
Return on average equity	29.3%	28.4%
Non-GAAP Financial Measures (2):
Adjusted net income (before NCI)	$45,172	$40,316	$4,856	12.0%
Adjusted return on average equity	25.8%	30.3%
Adjusted net income	$35,711	$31,959	$3,752	11.7%
(1)    Net income was $51.2 million for the three months ended June 30, 2025 compared to $37.6 million for the three months ended June 30, 2024.
(2)    See “—Non-GAAP Reconciliations” for a discussion of non-GAAP financial measures.

Revenues - Three Months Ended June 30, 2025 compared to 2024

For the three months ended June 30, 2025, total revenues decreased 3.2%, to $513.0 million, as compared to $529.9 million for the three months ended June 30, 2024. Earned premiums, net of $381.9 million decreased $16.5 million, or 4.1%, driven by the impacts in 2024 from an assumption of a block of premiums from an MGA partner in December 2023. Excluding the assumption, the revenues increased 4.5% compared to three months ended June 30, 2024. Earned premiums assumed from other insurance companies were $156.2 million, or 40.9% of the total, compared to $159.8 million, or 40.1% of the total, in the prior year period. As it expands to new geographies and expands product offerings, the Company works to obtain necessary licenses and intends to write this business directly upon obtaining necessary licenses. The Company views direct written and assumed business as having similar characteristics. Service and administrative fees of $96.8 million decreased by 8.5% driven primarily by a decline in vehicle service contract revenues in U.S. and Europe. Ceding commissions of $3.5 million decreased by $1.5 million, or 30.1%. Other revenues decreased by $3.4 million, or 29.4%, driven by lower interest income on cash equivalents and premium finance product offerings.

For the three months ended June 30, 2025, net investment income was $10.5 million as compared to $6.4 million in the prior year period, an increase of $4.1 million driven by increased yields on investments and increased allocation to fixed income securities compared to cash equivalents. Net realized and unrealized gains were $12.0 million, an improvement of $9.4 million, as compared to net realized and unrealized gains of $2.5 million in the prior year period, primarily driven by the change in fair value of certain equity and other investments carried at fair value. Unrealized gains on AFS securities impacting OCI for the three months ended June 30, 2025 were $5.1 million, driven by positive fair value adjustments on U.S. Treasury securities and obligations of U.S. government authorities and agencies, corporate bonds and other investments.

Expenses - Three Months Ended June 30, 2025 compared to 2024

For the three months ended June 30, 2025, net losses and loss adjustment expenses were $197.9 million, member benefit claims were $28.6 million and commission expense was $140.5 million, as compared to $205.3 million, $28.7 million, and $173.3 million, respectively, for the three months ended June 30, 2024. The decrease in net losses and loss adjustment expenses of $7.4 million, or 3.6%, was in line with the decrease in earned premiums, net, driven by the U.S. insurance lines. In addition, the Company experienced favorable prior year development of $4.3 million and $1.6 million, respectively, for the three months ended June 30, 2025 and 2024, driven by lower-than-expected claims in our commercial lines of business. For the three months ended June 30, 2025 and 2024, net catastrophe losses included in net losses and adjustment expenses were de minimis. The decrease in member benefit claims of $0.1 million, or 0.4%, was driven by the decrease in service and administrative fees, partially offset by higher replacement costs and labor rates on vehicle service contracts in the U.S. and Europe. Commission expenses decreased by $32.8 million, or 18.9%, driven by decline in earned premiums, net, and service and administrative fees, in addition to the impacts from sliding scale commissions on warranty contracts.

For the three months ended June 30, 2025, employee compensation and benefits were $37.7 million and other expenses were $28.3 million, as compared to $31.6 million and $27.6 million, respectively, for the three months ended June 30, 2024. Employee compensation and benefits increased by $6.2 million, or 19.5%, driven by investments in human capital associated with growth in E&S, admitted and services lines. Other expenses increased by $0.8 million, or 2.7%, driven by increased marketing and information technology expenses, partially offset by a decrease in fair value of the Fortegra Additional Warrant liability of $1.4 million.

For the three months ended June 30, 2025, interest expense was $8.4 million as compared to $7.5 million for the three months ended June 30, 2024. On November 7, 2024, Fortegra issued $150.0 million of 9.25% Fixed Rate Resetting Junior Subordinated Notes due November 2064. The proceeds of the 2024 Notes were used to repay outstanding indebtedness under Fortegra’s credit agreement, for insurance company growth capital and general corporate purposes. The increase in interest expense of $0.9 million, or 12.3%, was primarily driven by the issuance of the new debt.

For the three months ended June 30, 2025, depreciation and amortization expense was $4.5 million, as compared to $4.8 million in 2024. Intangible amortization for the 2025 and 2024 periods is related to purchase accounting associated with acquisitions of Fortegra in 2014 and additional services businesses from 2019 to 2023.

Gross Written Premiums and Premium Equivalents (1)

The below table shows gross written premiums and premium equivalents by business mix for the three months ended June 30, 2025 and 2024:

($ in thousands)	Three Months Ended June 30,
	2025	2024
Property and short-tail	$304,705	$221,460
Contractual liability	113,952	77,003
General liability	144,948	103,966
Alternative risks	85,839	86,570
Professional liability	57,232	70,162
Europe	58,111	37,962
Commercial lines	$764,787	$597,123
Personal lines	76,934	84,569
Insurance	$841,721	$681,692
Auto and consumer goods warranty	54,531	83,327
Other services	11,372	11,040
Services	$65,903	$94,367
Total	$907,624	$776,059
(1) The total gross written premiums and premium equivalents of $907.6 million and $776.1 million for the three months ended June 30, 2025 and 2024, respectively, were comprised of gross written premiums of $689.5 million and $573.8 million, plus assumed premiums of $152.3 million and $107.9 million, plus gross service and administrative fee additions of $65.9 million and $94.4 million, respectively. See Note (6) Reinsurance Recoverable and Prepaid Reinsurance Premiums and Note (12) Revenue from Contracts with Customers within the respective periods for more information.

Total gross written premiums and premium equivalents for the three months ended June 30, 2025 were $907.6 million, representing an increase of $131.6 million, or 17.0% as compared to the prior year period. The increase was driven by a combination of factors including expanding Fortegra’s distribution partner network and growing E&S insurance lines. E&S premiums were $396.0 million for the three months ended June 30, 2025 compared to $329.5 million in the prior year period, a 20.2% increase.

For the three months ended June 30, 2025, Insurance increased by $160.0 million, or 23.5% as compared to the prior year period, driven by growth in property and short tail, general liability, contractual liability and European lines, partially offset by decline in professional liability and personal lines. For the three months ended June 30, 2025, Services decreased by $28.5 million, or 30.2%, driven by lower volume in consumer goods and vehicle service contracts.

The growth in gross written premiums and premium equivalents, combined with higher retention in select products as of June 30, 2025, has resulted in an increase of $172.4 million, or 7.3%, in unearned premiums and deferred revenue on the condensed consolidated balance sheets as compared to June 30, 2024. As of June 30, 2025, unearned premiums and deferred revenues were $2.5 billion, as compared to $2.4 billion as of June 30, 2024.

Net written premiums

($ in thousands)	Three Months Ended June 30,
	2025	2024
Property and short-tail	$166,453	$108,322
Contractual liability	26,311	19,751
General liability	66,573	55,501
Alternative risks	64,303	63,100
Professional liability	17,713	42,086
Europe	54,566	37,962
Commercial lines	$395,919	$326,722
Personal lines	32,887	39,175
Insurance	$428,806	$365,897
Net written premiums for the three months ended June 30, 2025 were $428.8 million, representing an increase of $62.9 million, or 17.2% as compared to the prior year period, consistent with growth in gross written premiums. For the three months ended June 30, 2025, net written premiums from commercial lines increased by $69.2 million, or 21.2%, driven by growth in E&S and specialty admitted business. For the three months ended June 30, 2025, net written premiums from personal lines decreased by $6.3 million, or 16.1%, driven by declines in personal credit and auto insurance lines. Net written premiums from property and short-tail lines represented $166.5 million, or 38.8%, of the total net written premiums for the three months ended June 30, 2025 compared to $108.3 million, or 29.6%, for the prior year period. Property and short-tail net written premiums were diversified by geographic location, exposure and risk type with substantial reinsurance protection. As of June 30, 2025, the net loss to the Company in a 1-in-250 year catastrophe event represented approximately 4.1% of Fortegra’s stockholders’ equity. This reported loss includes the impact of incurred losses based on the estimated frequency and severity of potential events, reinstatements premiums, reinsurance recoveries and taxes.

Combined Ratio

The combined ratio was 88.5% and 89.9% for the three months ended June 30, 2025 and 2024, respectively, reflecting the consistent underwriting performance and scalability of the Company’s operating platform. The underwriting ratio was 74.3%, a decrease of 3.9 percentage points from the prior year period, which consists of a loss ratio of 48.2%, compared to 47.3% in the prior year period, and an acquisition ratio of 26.1%, compared to 30.9% in the prior year period. The increase in loss ratio was driven by changes in business mix towards commercial lines and increases in repair and labor costs on vehicle service contracts compared to prior year period, which was more than offset by the decline in acquisition ratio as a result of changes in business mix and swing rate commission structures. Additionally, for the three months ended June 30, 2025 and 2024, net catastrophe losses included in the loss ratio were de minimis. The operating expense ratio increased 2.5 percentage points to 14.2%, as compared to 11.7% in the prior year period, driven by our continued investment in growing our E&S business.

Underwriting and Fee Revenues and Margin - Non-GAAP

The below tables show underwriting and fee revenues and underwriting and fee margin by business mix for the three months ended June 30, 2025 and 2024.

	Three Months Ended June 30,
($ in thousands)	2025			2024
	Insurance	Services	Total	Insurance	Services	Total
Underwriting and Fee Revenues (1)	$382,835	$86,723	$469,558	$399,628	$95,523	$495,151

Net losses and loss adjustment expenses	197,871	—	197,871	205,259	—	205,259
Member benefit claims	—	28,601	28,601	—	28,716	28,716
Commission expense (2)	89,919	32,640	122,559	118,802	34,371	153,173
Underwriting and Fee Margin (1)	$95,045	$25,482	$120,527	$75,567	$32,436	$108,003

Loss ratio	51.7%	33.0%	48.2%	51.4%	30.1%	47.3%
Acquisition ratio	23.5%	37.6%	26.1%	29.7%	36.0%	30.9%
Underwriting ratio	75.2%	70.6%	74.3%	81.1%	66.1%	78.2%

(1)    See “—Non-GAAP Reconciliations” for a discussion of non-GAAP financial measures.
(2)     Commission expense in this table is presented net of ceding fees and ceding commissions of $14.4 million and $3.5 million, respectively, as of the three months ended June 30, 2025, and $15.0 million and $5.1 million, respectively, as of the three months ended June 30, 2024.

Underwriting and fee revenues were $469.6 million for the three months ended June 30, 2025 as compared to $495.2 million for the three months ended June 30, 2024. Total underwriting and fee revenues decreased $25.6 million, or 5.2%. The decrease in Insurance was $16.8 million, or 4.2%, driven by the impacts from the assumption of a block of business from an MGA partner in 2023. The decrease in Services was $8.8 million, or 9.2%, driven by decline in vehicle service contracts in U.S. and Europe.

Underwriting and fee margin was $120.5 million for the three months ended June 30, 2025 as compared to $108.0 million for the three months ended June 30, 2024. Total underwriting and fee margin increased $12.5 million, or 11.6%. Insurance grew by $19.5 million, or 25.8%, driven by decline in commission expense in Insurance as a result of swing rate commission structures. Services decreased by $7.0 million, or 21.4%, driven by decrease in vehicle service contracts in U.S. and Europe.

Return on Average Equity

Return on average equity was 29.3% for the three months ended June 30, 2025, as compared to 28.4% for the prior year period, with the increase driven by the improved combined ratio and higher investment gains compared to the prior year period.

Adjusted Net Income and Adjusted Return on Average Equity - Non-GAAP

For the three months ended June 30, 2025, adjusted net income and adjusted return on average equity were $45.2 million and 25.8%, respectively, as compared to $40.3 million and 29.7%, respectively, for the three months ended June 30, 2024.

Results of Operations - Six Months Ended June 30, 2025 compared to 2024

($ in thousands)	Six Months Ended June 30,
	2025	2024	Change	% Change
Revenues:
Earned premiums, net	$745,378	$745,777	$(399)	(0.1)%
Service and administrative fees	194,145	216,334	(22,189)	(10.3)%
Ceding commissions	7,175	7,809	(634)	(8.1)%
Net investment income	22,234	13,139	9,095	69.2%
Net realized and unrealized gains (losses)	8,549	5,364	3,185	59.4%
Other revenue	16,117	20,275	(4,158)	(20.5)%
Total revenues	$993,598	$1,008,698	$(15,100)	(1.5)%
Expenses:
Net losses and loss adjustment expenses	$377,719	$380,639	$(2,920)	(0.8)%
Member benefit claims	58,066	61,000	(2,934)	(4.8)%
Commission expense	292,086	330,227	(38,141)	(11.5)%
Employee compensation and benefits	74,146	63,008	11,138	17.7%
Interest expense	17,292	15,127	2,165	14.3%
Depreciation and amortization	8,934	9,916	(982)	(9.9)%
Other expenses	60,157	60,720	(563)	(0.9)%
Total expenses	$888,400	$920,637	$(32,237)	(3.5)%
Income (loss) before taxes (1)	$105,198	$88,061	$17,137	19.5%

Key Performance Metrics:
Gross written premiums and premium equivalents	$1,660,799	$1,439,476	$221,323	15.4%
Net written premiums	$786,495	$684,048	$102,447	15.0%
Loss ratio	47.3%	46.8%
Acquisition ratio	27.8%	31.0%
Underwriting ratio	75.1%	77.8%
Operating expense ratio	14.1%	12.2%
Combined ratio	89.2%	90.0%
Return on average equity	23.5%	25.8%
Non-GAAP Financial Measures (2):
Adjusted net income (before NCI)	$85,648	$74,449	$11,199	15.0%
Adjusted return on average equity	25.3%	29.7%
Adjusted net income	$67,728	$59,016	$8,712	14.8%
(1)    Net income was $79.4 million for the six months ended June 30, 2025 compared to $64.5 million for the six months ended June 30, 2024.
(2)    See “—Non-GAAP Reconciliations” for a discussion of non-GAAP financial measures.

Revenues - Six Months Ended June 30, 2025 compared to 2024

For the six months ended June 30, 2025, total revenues decreased 1.5%, to $993.6 million, as compared to $1,008.7 million for the six months ended June 30, 2024. Earned premiums, net of $745.4 million decreased $0.4 million, or 0.1%, driven by the impacts in 2024 from an assumption of a block of premiums from an MGA partner in December 2023. Excluding the assumption, the revenues increased 8.8% compared to six months ended June 30, 2024. Earned premiums assumed from other insurance companies were $297.3 million, or 39.9% of the total, compared to $301.1 million, or 40.4% of the total, in the prior year period. As it expands to new geographies and expands product offerings, the Company works to obtain necessary licenses and intends to write this business directly upon obtaining necessary licenses. The Company views direct written and assumed business as having similar characteristics. For the presented periods, earned premiums, net, did not include any significant regional geographic concentrations. Service and administrative fees of $194.1 million decreased by 10.3% driven by decrease in warranty and consumer goods service contract revenues in U.S. and Europe. Ceding commissions of $7.2 million decreased by $0.6 million, or 8.1%. Other revenues decreased by $4.2 million, or 20.5%, driven by decrease in interest income on cash equivalents and premium finance product offerings.

For the six months ended June 30, 2025, net investment income was $22.2 million as compared to $13.1 million in the prior year period, an increase of $9.1 million driven by increased yields on investments and increased allocation to fixed income securities compared to cash equivalents. Net realized and unrealized gains were $8.5 million, compared to net realized and unrealized gains of $5.4 million in the prior year period, primarily driven by the change in fair value of equity securities and other investments carried at fair value. Unrealized gains on AFS securities impacting OCI for the six months ended June 30, 2025 were $15.1 million, driven by positive fair value adjustments on U.S. Treasury securities and obligations of U.S. government authorities and agencies, corporate bonds and other investments.

Expenses - Six Months Ended June 30, 2025 compared to 2024

For the six months ended June 30, 2025, net losses and loss adjustment expenses were $377.7 million, member benefit claims were $58.1 million and commission expense was $292.1 million, as compared to $380.6 million, $61.0 million, and $330.2 million respectively, for the six months ended June 30, 2024. The decrease in net losses and loss adjustment expenses was $2.9 million, or 0.8%. During the six months ended June 30, 2025 and 2024, the Company experienced favorable prior year development of $8.3 million and $0.8 million, respectively, primarily as a result of lower-than-expected claims in its commercial lines of business. For the six months ended June 30, 2025 and 2024, net losses and adjustment expenses included $30.1 million and $1.3 million of net catastrophe losses, respectively, primarily related to the California wildfires for the 2025 period. The decrease in member benefit claims of $2.9 million, or 4.8%, was in line with decrease in service and administrative fees, partially offset by higher replacement costs and labor rates. Commission expense decreased by $38.1 million, or 11.5%, driven by impacts from sliding scale commission structures.

For the six months ended June 30, 2025, employee compensation and benefits were $74.1 million and other expenses were $60.2 million, as compared to $63.0 million and $60.7 million, respectively, for the six months ended June 30, 2024. Employee compensation and benefits increased by $11.1 million, or 17.7%, driven by investments in human capital associated with growth in E&S, admitted and services lines. Other expenses decreased by $0.6 million, or 0.9%, driven by a change in fair value of the Fortegra Additional Warrant liability of $0.6 million, in comparison to $5.1 million in six months ended June 30, 2024. Included in other expenses were $4.2 million of deal-related expenses in the 2025 period, compared to $3.3 million of expenses related to legal and other expenses associated with preparation of the registration statement for the withdrawn Fortegra initial public offering in February 2024.

For the six months ended June 30, 2025, interest expense was $17.3 million as compared to $15.1 million for the six months ended June 30, 2024. On November 7, 2024, Fortegra issued 150.0 million of 9.25% Fixed Rate Resetting Junior Subordinated Notes due November 2064. The proceeds of the 2024 Notes were used to repay outstanding indebtedness under Fortegra’s credit agreement, for insurance company growth capital and general corporate purposes. The increase in interest expense of $2.2 million, or 14.3%, was primarily driven by was primarily driven by the issuance of the new debt.

For the six months ended June 30, 2025, depreciation and amortization expense was $8.9 million as compared to $9.9 million in 2024. Intangible amortization for the 2025 and 2024 periods is related to purchase accounting associated with acquisitions of Fortegra in 2014 and additional services businesses from 2019 to 2023.

Gross Written Premiums and Premium Equivalents (1)

The below table shows gross written premiums and premium equivalents by business mix for the six months ended June 30, 2025 and 2024:

($ in thousands)	Six Months Ended June 30,
	2025	2024
Property and short-tail	$524,516	$370,905
Contractual liability	190,246	160,212
General liability	243,832	176,184
Alternative risks	171,019	163,238
Professional liability	121,219	138,330
Europe	105,087	79,670
Commercial lines	$1,355,919	$1,088,539
Personal lines	152,413	163,004
Insurance	$1,508,332	$1,251,543
Auto and consumer goods warranty	129,377	165,295
Other services	23,090	22,638
Services	$152,467	$187,933
Total	$1,660,799	$1,439,476
(1) The total gross written premiums and premium equivalents of $1,660.8 million and $1,439.5 million for the six months ended June 30, 2025 and 2024, respectively, were comprised of gross written premiums of $1,228.2 million and $1,030.9 million, plus assumed premiums of $280.1 million and $220.7 million, plus gross service and administrative fee additions of $152.5 million and $187.9 million, respectively. See Note (6) Reinsurance Recoverable and Prepaid Reinsurance Premiums and Note (12) Revenue from Contracts with Customers within the respective periods for more information.

Total gross written premiums and premium equivalents for the six months ended June 30, 2025 were $1,660.8 million, representing an increase of $221.3 million, or 15.4% as compared to the prior year period. The increase was driven by a combination of factors including expanding Fortegra’s distribution partner network, and growing E&S insurance lines. E&S premiums were $690.4 million for the six months ended June 30, 2025 compared to $557.7 million in the prior year period, a 23.8% increase. For the six months ended June 30, 2025, Insurance increased by $256.8 million, or 20.5%, driven primarily by growth in property and short-tail, general liability and contractual liability, and European lines, partially offset by decline in professional liability and personal lines. For the six months ended June 30, 2025, Services decreased by $35.5 million, or 18.9%, driven by lower volume in consumer goods and vehicle service contracts.

Net written premiums

($ in thousands)	Six Months Ended June 30,
	2025	2024
Property and short-tail	$295,970	$216,859
Contractual liability	46,883	41,516
General liability	112,629	83,860
Alternative risks	126,275	119,588
Professional liability	42,427	64,391
Europe	95,928	79,670
Commercial lines	$720,112	$605,884
Personal lines	66,383	78,164
Insurance	$786,495	$684,048

Net written premiums for the six months ended June 30, 2025 were $786.5 million, representing an increase of $102.4 million, or 15.0% as compared to the prior year period, consistent with growth in gross written premiums. For the six months ended June 30, 2025, commercial lines increased by $114.2 million, or 18.9%, driven by growth in E&S and specialty admitted business. For the six months ended June 30, 2025, personal lines decreased by $11.8 million, or 15.1%, driven by declines in personal credit and auto insurance lines. Property and short-tail lines represented $296.0 million, or 37.6%, of the total net written premiums for the six months ended June 30, 2025 compared to $216.9 million, or 31.7%, for the prior year period. Property and short-tail net written premiums were diversified by geographic location, exposure and risk type with substantial reinsurance protection.

Combined Ratio

The combined ratio was 89.2% for the six months ended June 30, 2025, compared to 90.0% for the prior year period, reflecting the consistent underwriting performance and scalability of the Company’s operating platform. The underwriting ratio was 75.1%, a decrease of 2.7 percentage points from the prior year period, which consists of a loss ratio of 47.3%, compared to 46.8% in the prior year period, and an acquisition ratio of 27.8%, compared to 31.0% in the prior year period. The increase in loss ratio was driven by changes in business mix towards commercial lines and increases in repair and labor costs on vehicle service contracts compared to prior year period, which was offset by the decline in acquisition ratio as a result of changes in business mix and impacts from swing rate commission structures. Additionally, for the six months ended June 30, 2025, the loss ratio included 3.3 percentage points related to net catastrophe losses as compared to 0.1 percentage points in the prior year period. The primary catastrophic events impacting 2025 were the California wildfires. The operating expense ratio increased 1.9 percentage points to 14.1%, as compared to 12.2% in the prior year period, driven by our continued investment in growing our E&S business.

Underwriting and Fee Revenues and Underwriting and Fee Margin - Non-GAAP

The below tables show underwriting and fee revenues and underwriting and fee margin by business mix for the six months ended June 30, 2025 and 2024.

	Six Months Ended June 30,
($ in thousands)	2025			2024
	Insurance	Services	Total	Insurance	Services	Total
Underwriting and Fee Revenues (1)	$747,573	$173,216	$920,789	$749,820	$193,414	$943,234

Net losses and loss adjustment expenses	377,719	—	377,719	380,639	—	380,639
Member benefit claims	—	58,066	58,066	—	61,000	61,000
Commission expense (2)	190,498	65,421	255,919	224,172	68,586	292,758
Underwriting and Fee Margin (1)	$179,356	$49,729	$229,085	$145,009	$63,828	$208,837

Loss ratio	50.5%	33.5%	47.3%	50.8%	31.5%	46.8%
Acquisition ratio	25.5%	37.8%	27.8%	29.9%	35.5%	31.0%
Underwriting ratio	76.0%	71.3%	75.1%	80.7%	67.0%	77.8%

(1)    See “—Non-GAAP Reconciliations” for a discussion of non-GAAP financial measures.
(2)     Commission expense in this table is presented net of ceding fees and ceding commissions of $29.0 million and $7.2 million, respectively, as of the six months ended June 30, 2025, and $29.7 million and $7.8 million, respectively, as of the six months ended June 30, 2024.

Underwriting and fee revenues were $920.8 million for the six months ended June 30, 2025 as compared to $943.2 million for the six months ended June 30, 2024. Total underwriting and fee revenues decreased $22.4 million, or 2.4%. The decrease in Insurance was $2.2 million, or 0.3%, primarily driven by the impacts from the assumption of a block of business from an MGA partner in 2023, partially offset by continued growth in E&S business. The decrease in Services was $20.2 million, or 10.4%, driven by decrease in vehicle service contracts in U.S and Europe.

Underwriting and fee margin was $229.1 million for the six months ended June 30, 2025 as compared to $208.8 million for the six months ended June 30, 2024. Total underwriting and fee margin increased $20.2 million, or 9.7%. Insurance grew by $34.3 million, or 23.7%, driven by decrease in commission expense. Services decreased by $14.1 million, or 22.1%, primarily driven by decrease in vehicle service contracts.

Return on Average Equity

Return on average equity was 23.5% for the six months ended June 30, 2025, as compared to 25.8% for the six months ended June 30, 2024, with the decrease driven by slower revenue growth, partially offset by improvement of the combined ratio.

Adjusted Net Income and Adjusted Return on Average Equity - Non-GAAP

For the six months ended June 30, 2025, adjusted net income and adjusted return on average equity were $85.6 million and 25.3%, respectively, as compared to $74.4 million and 29.7%, respectively, for the six months ended June 30, 2024. The improvement of adjusted net income was driven by the improved combined ratio, in addition to improvements in net investment income.

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
We are an approved seller/servicer for Fannie Mae and Freddie Mac. We are also an approved issuer and servicer for Ginnie Mae. We originate residential mortgage loans through our retail distribution channel (directly to consumers) in 39 states and the District of Columbia as of June 30, 2025.

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

The following tables present the Mortgage segment results for the following periods:

Results of Operations

($ in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenues:
Net realized and unrealized gains (losses)	$10,132	$10,136	$19,642	$20,800
Other revenue	6,100	5,747	11,769	10,974
Total revenues	$16,232	$15,883	$31,411	$31,774
Expenses:
Employee compensation and benefits	$9,827	$9,378	$19,143	$18,617
Interest expense	392	527	694	1,178
Depreciation and amortization	79	97	153	222
Other expenses	5,696	5,353	11,393	10,476
Total expenses	$15,994	$15,355	$31,383	$30,493
Income (loss) before taxes	$238	$528	$28	$1,281

Key Performance Metrics:
Origination volumes	$244,477	$226,871	$453,619	$437,273
Gain on sale margins	4.6%	4.6%	4.7%	4.8%
Return on average equity	1.4%	3.1%	0.2%	3.8%

Non-GAAP Financial Measures (1):
Adjusted net income	$17	$181	$627	$(128)
Adjusted return on average equity	0.1%	1.4%	2.2%	(0.5)%
(1)    See “—Non-GAAP Reconciliations” for a discussion of non-GAAP financial measures.

Revenues - Three and Six Months ended June 30, 2025 compared to 2024

For the three months ended June 30, 2025, $244.5 million of loans were funded, compared to $226.9 million for 2024, an increase of $17.6 million, or 7.8%. Gain on sale margins remained consistent at 4.6% for the three months ended June 30, 2025 and 2024. For the six months ended June 30, 2025, $453.6 million of loans were funded, compared to $437.3 million for the prior year period, an increase of $16.3 million, or 3.7%. Gain on sale margins decreased to 4.7% for the six months ended June 30, 2025, as compared to 4.8% for the six months ended June 30, 2024.

Net realized and unrealized gains for the three months ended June 30, 2025 and 2024 were $10.1 million. Net realized and unrealized gains for the six months ended June 30, 2025 were $19.6 million, compared to $20.8 million in the prior year period, a decrease of $1.2 million or 5.6%. The primary driver of decreased gain on sale revenues for six months ended June 30, 2025 was the negative fair value adjustment in mortgage servicing rights of $0.8 million in 2024 compared to a positive fair value adjustment of $1.4 million in the prior year period.

Other revenue for the three months ended June 30, 2025 was $6.1 million, compared to 5.7 million in the prior year period, an increase of $0.4 million, or 6%. Other revenue for the six months ended June 30, 2025 was $11.8 million, compared to $11.0 million in the prior year period, an increase of $0.8 million, or 7.2%. The increase was driven by higher loan servicing income and higher loan origination fees. As of June 30, 2025, the mortgage servicing asset was $41.4 million, a decrease from $42.6 million as of December 31, 2024.

Expenses - Three and Six Months ended June 30, 2025 compared to 2024

For the three months ended June 30, 2025, employee compensation and benefits were $9.8 million, compared to $9.4 million in 2024, an increase of $0.4 million or 4.8%. For the six months ended June 30, 2025, employee compensation and benefits were $19.1 million, compared to $18.6 million in the prior year period, an increase of $0.5 million or 2.8%.

For the three months ended June 30, 2025, interest expense was at $0.4 million, a decrease of $0.1 million or 25.6%. For the six months ended June 30, 2025, interest expense was at $0.7 million, compared to $1.2 million in prior year period. The decreases in both periods were driven by lower interest rates.

For the three months ended June 30, 2025, other expenses were $5.7 million, compared to $5.4 million in 2024, with the $0.3 million increase driven by increased loan origination expenses, including marketing costs. For the six months ended June 30, 2025, other expenses $11.4 million, compared to $10.5 million in the prior year period, an increase of $0.9 million, with the increase driven by a higher mortgage operational expenses.

Income (loss) before taxes - Three and Six Months ended June 30, 2025 compared to 2024

Income before taxes for the three months ended June 30, 2025 was $0.2 million, compared to $0.5 million in 2024. The income before taxes for the six months ended June 30, 2025 was $28.0 thousand, compared to income before taxes of $1.3 million in the prior year period. The decrease for the six months ended June 30, 2025 was driven by negative fair value adjustment in mortgage servicing rights, partially offset by higher and servicing fees.

Tiptree Capital - Other

The following tables present a summary of Tiptree Capital - Other results for the following periods:

Results of Operations

($ in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenues:
Net realized and unrealized gains (losses)	$(1,456)	$(103)	$(716)	$2,038
Other income	957	951	1,883	2,384
Total revenue	$(499)	$848	$1,167	$4,422
Expenses:
Employee compensation and benefits	$119	$136	$221	$243
Other expenses	2,687	500	4,067	974
Total expenses	$2,806	$636	$4,288	$1,217
Income (loss) before taxes	$(3,305)	$212	$(3,121)	$3,205

Non-GAAP Financial Measures (1):
Adjusted net income (before NCI)	$(409)	$175	$(856)	$828
Adjusted return on average equity	(1.9)%	1.1%	(2.9)%	1.8%
(1)    See “—Non-GAAP Reconciliations” for a discussion of non-GAAP financial measures.

Revenues - Three and Six Months ended June 30, 2025 compared to 2024

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

Revenues for the three months ended June 30, 2025 were $(0.5) million compared to $0.8 million in the prior year period with the decrease driven by unrealized investments losses on securities in the Company’s investment holdings. Revenues for the six months ended June 30, 2025 were $1.2 million compared to $4.4 million for 2024 with decrease driven by unrealized investments losses on securities in the Company’s investment holdings, and lower interest income on cash and cash equivalents.

Income (loss) before taxes - Three and Six Months ended June 30, 2025 compared to 2024

The loss before taxes from Tiptree Capital - Other for the three months ended June 30, 2025 was $3.3 million, compared to the income before taxes of $0.2 million in 2024. The loss before taxes from Tiptree Capital - Other for the six months ended June 30, 2025 was $3.1 million, compared to the income before taxes of $3.2 million in the prior year period driven by increased other expenses.

Adjusted net income - Non-GAAP (1)
Adjusted net loss from Tiptree Capital - Other for the three months ended June 30, 2025 was $0.4 million, compared to adjusted net income of $0.2 million in 2024. Adjusted net loss for the six months ended June 30, 2025 was $0.9 million, compared to the adjusted net income of $0.8 million in 2024, with the decrease driven by increased other expenses, and lower interest income on cash and cash equivalents and U.S. Treasury securities recorded in other income.
Corporate
The following table presents a summary of corporate results for the following periods:

Results of Operations

($ in thousands)	Three Months Ended June 30,		Six Months Ended June 30, 2025
	2025	2024	2025	2024
Employee compensation and benefits	$1,775	$2,080	$3,938	$3,876
Employee incentive compensation expense	5,091	6,765	12,159	13,359
Interest expense	2,064	—	3,236	—
Depreciation and amortization	361	361	718	721
Other expenses	2,074	2,138	3,992	4,246
Total expenses	$11,365	$11,344	$24,043	$22,202
Corporate expenses include expenses of the holding company for employee compensation and benefits, interest expense, and public company and other expenses. Corporate employee compensation and benefits includes the expense of management, legal and accounting staff. Other expenses primarily consisted of audit and professional fees, insurance, office rent and other related expenses.

Employee compensation and benefits, including incentive compensation expense, were $16.1 million for the six months ended June 30, 2025, compared to $17.2 million for the prior year period, driven by a decrease in accrued incentive compensation expense. Of the incentive compensation expense in the six months ended June 30, 2025, $8.4 million was stock-based compensation expense, compared to $5.4 million in 2024. The interest expense was $3.2 million for the six months ended June 30, 2025. As of June 30, 2025, the outstanding borrowing on the facility was $74.6 million compared to no outstanding borrowings in 2024. Other expenses declined to $4.0 million for the six months ended June 30, 2025 as compared to the prior year period driven primarily by decreased professional fees.

Provision for Income Taxes

The total income tax expense of $21.6 million and $18.7 million for the three months ended June 30, 2025 and 2024, respectively, is reflected as a component of net income (loss). For the three months ended June 30, 2025 and 2024, the Company’s effective tax rate was equal to 41.0% and 45.9%, respectively, with both significantly higher than the U.S. statutory income tax rate of 21.0%, primarily due to the impact of outside basis deferred taxes on Tiptree’s investment in Fortegra.

The total income tax expense of $34.0 million and $32.5 million for the six months ended June 30, 2025 and 2024, respectively, is reflected as components of net income (loss). For the six months ended June 30, 2025 and 2024, the Company’s effective tax rate was equal to 43.5% and 46.2%, respectively, with both significantly higher than the U.S. statutory income tax rate of 21.0%, primarily due to the impact of outside basis deferred taxes on Tiptree’s investment in Fortegra.

On April 15, 2024, the Company sold its 16.98 million shares of Invesque for $0.6 million of proceeds resulting in a capital loss carryforward for tax purposes of approximately $106.8 million.

Tiptree owns less than 80% of Fortegra and is required to record deferred taxes on the outside basis on its investment in Fortegra. This deferred tax liability represents the tax that would be due, before consideration of loss carryforwards, if Tiptree were to sell all of its Fortegra stock at its carrying value on Tiptree’s balance sheet. As of June 30, 2025, the deferred tax liability relating to Fortegra was $102.0 million, which was an increase of $17.3 million from the year ended December 31, 2024, of which $4.6 million of expense was recorded in OCI, and $12.7 million expense was recorded as a provision for income taxes. As of June 30, 2024, the deferred tax liability relating to Fortegra was $71.6 million, which was an increase of $9.9 million from the year ended December 31, 2023, of which $0.9 million benefit was recorded in OCI, and $10.8 million expense was recorded as a provision for income taxes. Excluding the impact of these deferred taxes, the effective tax rates for the six months ended June 30, 2025 and 2024 were 27.3% and 30.8%, respectively.

Balance Sheet Information

Tiptree’s total assets were $6.1 billion as of June 30, 2025, compared to $5.7 billion as of December 31, 2024. The $453.1 million increase in assets is primarily attributable to the growth in the Insurance segment.

Total stockholders’ equity was $723.4 million as of June 30, 2025, compared to $656.8 million as of December 31, 2024, with the increase primarily driven by comprehensive income for the six months ended June 30, 2025. As of June 30, 2025, there were 37,496,977 shares of common stock outstanding as compared to 37,255,838 shares as of December 31, 2024, with the increase driven by the vesting of share-based incentive compensation.

In March and April 2024, Tiptree, Warburg and Fortegra independent directors contributed $30.0 million, $9.9 million and $0.1 million, respectively, to Fortegra in exchange for common shares of Fortegra. As of June 30, 2025, Fortegra was owned approximately 79.1% by Tiptree Holdings, 17.7% by Warburg and 3.2% by management and directors of Fortegra, before giving effect to the exercise of outstanding warrants and management options, and the conversion of outstanding preferred stock.

The following table is a summary of certain balance sheet information:

	As of June 30, 2025
($ in thousands)		Tiptree Capital
	Insurance	Mortgage	Other	Corporate	Total
Total assets	$5,848,384	$195,314	$83,556	$20,638	$6,147,892

Corporate debt	$325,000	$—	$—	$74,625	$399,625
Asset based debt	46,419	64,069	—	—	110,488

Tiptree Inc. stockholders’ equity (1)	$507,403	$55,987	$81,152	$(144,704)	$499,838
Non-controlling interests:
Fortegra preferred interests	77,679	—	—	—	77,679
Common interests	145,851	—	—	—	145,851
Total stockholders’ equity	$730,933	$55,987	$81,152	$(144,704)	$723,368
(1)    Included in Corporate equity is the deferred tax liability on the outside basis on Tiptree’s investment in Fortegra of $102.0 million as of June 30, 2025.

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

($ in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Total revenues	$513,017	$529,942	$993,598	$1,008,698
Less: Net investment income	(10,505)	(6,381)	(22,234)	(13,139)
Less: Net realized and unrealized gains (losses)	(11,968)	(2,545)	(8,549)	(5,364)
Less: Ceding fees (1)	(14,385)	(15,041)	(28,992)	(29,660)
Less: Ceding commissions	(3,542)	(5,065)	(7,175)	(7,809)
Less: Cash and cash equivalent interest income (2)	(3,059)	(5,759)	(5,859)	(9,492)
Underwriting and fee revenues (3)	$469,558	$495,151	$920,789	$943,234
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

($ in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Income (loss) before income taxes	$67,144	$51,250	$105,198	$88,061
Less: Net investment income	(10,505)	(6,381)	(22,234)	(13,139)
Less: Net realized and unrealized gains (losses)	(11,968)	(2,545)	(8,549)	(5,364)
Less: Cash and cash equivalent interest income (1)	(3,059)	(5,759)	(5,859)	(9,492)
Plus: Depreciation and amortization	4,484	4,833	8,934	9,916
Plus: Interest expense	8,406	7,488	17,292	15,127
Plus: Employee compensation and benefits	37,711	31,558	74,146	63,008
Plus: Other expenses	28,314	27,559	60,157	60,720
Underwriting and fee margin (2)	$120,527	$108,003	$229,085	$208,837
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

	Three Months Ended June 30, 2025
($ in thousands)		Tiptree Capital
	Insurance	Mortgage	Other	Corporate	Total
Income (loss) before taxes	$67,144	$238	$(3,305)	$(11,365)	$52,712
Less: Income tax (benefit) expense	(15,980)	(40)	(171)	(5,417)	(21,608)
Less: Net realized and unrealized gains (losses) (1)	(11,968)	(216)	1,456	—	(10,728)
Plus: Intangibles amortization (2)	3,351	—	—	—	3,351
Plus: Stock-based compensation expense	775	—	—	1,490	2,265
Plus: Non-recurring expenses (3)	789	—	1,350	—	2,139
Plus: Non-cash fair value adjustments (4)	(1,426)	—	—	—	(1,426)
Plus: Impact of tax deconsolidation of Fortegra (5)	—	—	—	7,937	7,937
Less: Tax on adjustments (6)	2,487	35	261	(836)	1,947
Adjusted net income (before NCI)	$45,172	$17	$(409)	$(8,191)	$36,589
Less: Impact of non-controlling interests	(9,461)	—	—	—	(9,461)
Adjusted net income	$35,711	$17	$(409)	$(8,191)	$27,128

Adjusted net income (before NCI)	$45,172	$17	$(409)	$(8,191)	$36,589
Average stockholders’ equity	$699,428	$55,889	$85,281	$(137,183)	$703,415
Adjusted return on average equity (7)	25.8%	0.1%	(1.9)%	NM%	20.8%

	Three Months Ended June 30, 2024
($ in thousands)		Tiptree Capital
	Insurance	Mortgage	Other	Corporate	Total
Income (loss) before taxes	$51,250	$528	$212	$(11,344)	$40,646
Less: Income tax (benefit) expense	(13,568)	(113)	(116)	(4,876)	(18,673)
Less: Net realized and unrealized gains (losses) (1)	(2,545)	(289)	103	—	(2,731)
Plus: Intangibles amortization (2)	3,727	—	—	—	3,727
Plus: Stock-based compensation expense	1,022	—	—	2,375	3,397
Plus: Non-recurring expenses (3)	166	—	—	—	166
Plus: Non-cash fair value adjustments (4)	861	—	—	—	861
Plus: Impact of tax deconsolidation of Fortegra (5)	—	—	—	6,357	6,357
Less: Tax on adjustments (6)	(597)	55	(24)	(405)	(971)
Adjusted net income (before NCI)	$40,316	$181	$175	$(7,893)	$32,779
Less: Impact of non-controlling interests	(8,357)	—	—	—	(8,357)
Adjusted net income	$31,959	$181	$175	$(7,893)	24,422

Adjusted net income (before NCI)	$40,316	$181	$175	$(7,893)	$32,779
Average stockholders’ equity	$531,447	$53,092	$66,580	$(42,766)	$608,353
Adjusted return on average equity (7)	30.3%	1.4%	1.1%	NM%	21.6%

	Six Months Ended June 30, 2025
($ in thousands)		Tiptree Capital
	Insurance	Mortgage	Other	Corporate	Total
Income (loss) before taxes	$105,198	$28	$(3,121)	$(24,043)	$78,062
Less: Income tax (benefit) expense	(25,484)	31	(329)	(8,208)	(33,990)
Less: Net realized and unrealized gains (losses) (1)	(8,549)	797	716	—	(7,036)
Plus: Intangibles amortization (2)	6,685	—	—	—	6,685
Plus: Stock-based compensation expense	3,098	—	—	3,759	6,857
Plus: Non-recurring expenses (3)	4,206	—	1,350	—	5,556
Plus: Non-cash fair value adjustments (4)	593	—	—	—	593
Plus: Impact of tax deconsolidation of Fortegra (5)	—	—	—	12,660	12,660
Less: Tax on adjustments (6)	(99)	(229)	528	(1,207)	(1,007)
Adjusted net income (before NCI)	$85,648	$627	$(856)	$(17,039)	$68,380
Less: Impact of non-controlling interests	(17,920)	—	—	—	(17,920)
Adjusted net income	$67,728	$627	$(856)	$(17,039)	$50,460

Adjusted net income (before NCI)	$85,648	$627	$(856)	$(17,039)	$68,380
Average stockholders’ equity	$678,209	$55,958	$58,523	$(102,619)	$690,071
Adjusted return on average equity (7)	25.3%	2.2%	(2.9)%	NM%	19.8%

	Six Months Ended June 30, 2024
($ in thousands)		Tiptree Capital
	Insurance	Mortgage	Other	Corporate	Total
Income (loss) before taxes	$88,061	$1,281	$3,205	$(22,202)	$70,345
Less: Income tax (benefit) expense	(23,490)	(276)	(808)	(7,917)	(32,491)
Less: Net realized and unrealized gains (losses) (1)	(5,364)	(1,449)	(2,038)	—	(8,851)
Plus: Intangibles amortization (2)	7,698	—	—	—	7,698
Plus: Stock-based compensation expense	1,804	—	—	5,428	7,232
Plus: Non-recurring expenses (3)	3,336	—	—	—	3,336
Plus: Non-cash fair value adjustments (4)	5,072	—	—	—	5,072
Plus: Impact of tax deconsolidation of Fortegra (5)	—	—	—	10,822	10,822
Less: Tax on adjustments (6)	(2,668)	316	469	(892)	(2,775)
Adjusted net income (before NCI)	$74,449	$(128)	$828	$(14,761)	$60,388
Less: Impact of non-controlling interests	(15,433)	—	—	—	(15,433)
Adjusted net income	$59,016	$(128)	$828	$(14,761)	44,955

Adjusted net income (before NCI)	$74,449	$(128)	$828	$(14,761)	$60,388
Average stockholders’ equity	$500,903	$52,798	$94,500	$(50,884)	$597,317
Adjusted return on average equity (7)	29.7%	(0.5)%	1.8%	NM%	20.2%

(1) Net realized and unrealized gains (losses) added back in Adjusted net income excludes net realized and unrealized gains (losses) from the mortgage segment and unrealized gains (losses) on mortgage servicing rights.
(2) Specifically associated with acquisition purchase accounting. See Note (7) Goodwill and Intangible Assets, net, for the period ended June 30, 2025.
(3) For the three and six months ended June 30, 2025 and 2024, included in other expenses were expenses related to legal, banker and other expenses including expenses associated with preparation of the registration statement for the withdrawn Fortegra initial public offering in 2024.
(4) For the three and six months ended June 30, 2025 and 2024, non-cash fair-value adjustments represent a change in fair value of the Fortegra Additional Warrant liability.
(5) For the three and six months ended June 30, 2025 and 2024, included in the adjustment is an add-back of $7.9 million and $6.4 million, respectively, and $12.7 million and $10.8 million, respectively, related to deferred tax expense from the WP Transaction.
(6) Tax on adjustments represents the tax applied to the total non-GAAP adjustments and includes adjustments for non-recurring or discrete tax impacts.
(7) Total Adjusted return on average equity after non-controlling interests was 22.3% and 22.7% for the three months ended June 30, 2025 and 2024, respectively, based on $27.1 million and 24.4 million of Adjusted net income over $486.8 million and $430.6 million of average Tiptree Inc. stockholders’ equity. Total Adjusted return on average equity after non-controlling interests was 21.1% and 21.1% for the six months ended June 30, 2025 and 2024, respectively, based on $50.5 million and $45.0 million of Adjusted net income over $478.8 million and $426.7 million of average Tiptree Inc. stockholders’ equity.

Book Value per share - Non-GAAP

Management believes the use of this financial measure provides supplemental information useful to investors as book value is frequently used by the financial community to analyze company growth on a relative per share basis. The following table provides a reconciliation between total stockholders’ equity and total shares outstanding, net of treasury shares.

($ in thousands, except per share information)	As of June 30,
	2025	2024
Total stockholders’ equity	$723,368	$618,069
Less: Non-controlling interests	223,530	181,620
Total stockholders’ equity, net of non-controlling interests	$499,838	$436,449

Total common shares outstanding	37,497	36,785

Book value per share	$13.33	$11.86

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

As of June 30, 2025, cash and cash equivalents, excluding restricted cash, were $383.8 million, compared to $320.1 million as of December 31, 2024, an increase of $63.8 million, primarily driven by the issuance of debt at the holding company.

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

Corporate Debt

($ in thousands)	Corporate Debt Outstanding as of June 30,		Interest Expense for the six months ended June 30,
	2025	2024	2025	2024
Insurance	$325,000	$260,500	$14,948	$11,889
Corporate	74,625	—	3,236	—
Total	$399,625	$260,500	$18,184	$11,889

On February 7, 2025, we entered into the Tiptree Credit Agreement, pursuant to which Tiptree Holdings borrowed $75.0 million to, among other things, fund working capital and general corporate purposes. The principal of, and all accrued and unpaid interest on, all loans under the Tiptree Credit Agreement will mature on February 7, 2028.

As of June 30, 2025, a total of $50.0 million was outstanding under the revolving line of credit in our insurance business as compared to no outstanding borrowings under the revolving line of credit in our insurance business as of December 31, 2024. The maximum borrowing capacity under the agreements as of June 30, 2025 and 2024 was $200.0 million.

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

Consolidated Comparison of Cash Flows

($ in thousands)	Six Months Ended June 30,
	2025	2024
Cash and cash equivalents provided by (used in):
Operating activities	$(12,068)	$109,582
Investing activities	10,068	18,564
Financing activities	54,488	(14,918)
Effect of exchange rate changes on cash	6,296	(412)
Change in cash, cash equivalents and restricted cash	$58,784	$112,816
Operating Activities

Cash used in operating activities was $12.1 million for the six months ended June 30, 2025. In 2025, the primary sources of cash from operating activities included growth in insurance premiums written resulting in increases in policy liabilities and unpaid claims, and unearned premiums, which were more than offset by increases in accounts receivable, and reinsurance recoverables, and a decrease in deferred revenues.

Cash provided by operating activities was $109.6 million for the six months ended June 30, 2024. In 2024, the primary sources of cash from operating activities included growth in insurance premiums written resulting in increases in policy liabilities and unpaid claims, which were partially offset by increases in accounts receivable and prepaid reinsurance premiums and decreases in reinsurance payables and unearned premiums.

Investing Activities

Cash provided by investing activities was $10.1 million for the six months ended June 30, 2025. In 2025, the primary source of cash was the proceeds from notes receivable exceeding the issuance of notes receivable, partially offset by the purchases of investments exceeding the proceeds from investments.

Cash provided by investing activities was $18.6 million for the six months ended June 30, 2024. In 2024, the primary source of cash was proceeds from the sale of investments outpacing purchases, partially offset by the issuance of notes receivable exceeding proceeds from notes receivable.

Financing Activities

Cash provided by financing activities was $54.5 million for the six months ended June 30, 2025. In 2025, the cash provided was primarily proceeds from the senior secured credit facility at Tiptree Holdings in amount of $75.0 million, partially offset by the payment of common and preferred dividends.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 described our Quantitative and Qualitative Disclosures About Market Risk. There were no material changes to the assumptions or risks during the six months ended June 30, 2025.

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

Share repurchase activity for three months ended June 30, 2025 was as follows:

Period	Purchaser	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value ($ in thousands of Shares That May Yet Be Purchased Under the Plans or Programs(1)
April 1, 2025 to April 30, 2025	Tiptree Inc.	—	$—	—
May 1, 2025 to May 31, 2025	Tiptree Inc.	—	$—	—
June 1, 2025 to June 30, 2025	Tiptree Inc.	—	$—	—
	Total	—	$—	—	$11,945

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

Tiptree Inc.

Date:	July 30, 2025	By:/s/ Michael Barnes
Michael Barnes
Executive Chairman

Date:	July 30, 2025	By:/s/ Jonathan Ilany
Jonathan Ilany
Chief Executive Officer

Date:	July 30, 2025	By:/s/ Scott McKinney
Scott McKinney
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification of Executive Chairman pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.3	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification of Executive Chairman pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
32.2	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
32.3	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
104	Cover page from Tiptree’s Form 10-Q for the quarter ended June 30, 2025 formatted in iXBRL (included in Exhibit 101).

*     Attached as Exhibit 101 to this Quarterly Report on Form 10-Q are the following materials, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets as of June 30, 2025 and December 31, 2024, (ii) the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2025 and 2024, (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2025 and 2024, (iv) the Condensed Consolidated Statements of Changes in Stockholders’ Equity for the periods ended June 30, 2025 and 2024, (v) the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2025 and 2024 and (vi) the Notes to the Condensed Consolidated Financial Statements.