Form 10-Q
period 2025-09-30
TIPTREE INC.
filed 2025-10-31
CIK 1393726

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly period ended September 30, 2025

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from to

Commission File Number: 001-33549

Tiptree Inc.

(Exact name of Registrant as Specified in Its Charter)

Maryland	38-3754322
( State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
660 Steamboat Road, 2nd Floor Greenwich, Connecticut	06830
(Address of principal executive offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code: (212) 446-1400

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.001 per share	TIPT	The Nasdaq Stock Market

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

As of October 28, 2025, there were 37,823,734 shares, par value $0.001, of the registrant’s common stock outstanding.

Tiptree Inc.

Quarterly Report on Form 10-Q

September 30, 2025

PART I. FINANCIAL INFORMATION

Forward-Looking Statements

Except for the historical information included and incorporated by reference in this Quarterly Report on Form 10-Q, the information included and incorporated by reference herein are “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Forward-looking statements provide our current expectations or forecasts of future events and are not statements of historical fact. These forward-looking statements include information about possible or assumed future events, including, among other things, discussion and analysis of our future financial condition, results of operations, our strategic plans and objectives, government legislation and the Merger. When we use words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “seek,” “may,” “might,” “plan,” “project,” “should,” “target,” “will,” or similar expressions, we intend to identify forward-looking statements.

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

Among various events, risks, uncertainties or factors that could cause actual results to differ materially is the proposed Merger and the failure to consummate the Merger in a timely manner or at all; potential litigation relating to the proposed Merger, disruptions from the proposed Merger that may harm Tiptree's business, including current plans and operations and potential adverse reactions or changes to business relationships resulting from the announcement or completion of the proposed Merger. See "Risk Factors" beginning on Part II. Item 1A for additional risk factors related to the Merger.

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

“Invesque” means Invesque Inc.

“Merger” means the series of transactions pursuant to the Merger Agreement whereby Purchaser will acquire Fortegra for a purchase price of $1.65 billion in cash (subject to certain adjustments set forth in the Merger Agreement) and Merger Sub will merge with and into Fortegra, with Fortegra being the surviving corporation, and as a result of which Purchaser shall be the sole stockholder of Fortegra.

“Merger Agreement” means that certain Agreement and Plan of Merger, dated September 26, 2025, by and among Tiptree, Fortegra, DB Insurance Co., Ltd. (“Purchaser”) and a subsidiary of Purchaser (“Merger Sub”) to be incorporated in Delaware following the date of the Merger Agreement and prior to the closing of the Merger.

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

TIPTREE INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets (Unaudited)

(in thousands, except share data)

	As of
	September 30, 2025	December 31, 2024
Assets:
Investments:
Available for sale securities, at fair value, net of allowance for credit losses	$1,305,403	$1,107,929
Loans, at fair value	90,422	81,330
Equity securities	171,673	108,620
Other investments	53,501	53,084
Total investments	1,620,999	1,350,963
Cash and cash equivalents	366,087	320,067
Restricted cash	113,473	96,197
Notes and accounts receivable, net	813,622	799,131
Reinsurance recoverable	1,345,662	992,883
Prepaid reinsurance premiums	1,100,965	1,046,253
Deferred acquisition costs	572,790	565,872
Goodwill	207,802	206,706
Intangible assets, net	93,672	102,859
Other assets	181,197	213,858
Total assets	$6,416,269	$5,694,789
Liabilities and Stockholders’ Equity
Liabilities:
Debt, net	$507,560	$427,089
Unearned premiums	1,920,104	1,766,068
Policy liabilities and unpaid claims	1,615,702	1,298,081
Deferred revenue	654,504	695,772
Reinsurance payable	470,505	443,083
Other liabilities and accrued expenses	506,476	407,925
Total liabilities	$5,674,851	$5,038,018
Stockholders’ Equity:
Preferred stock: $0.001 par value, 100,000,000 shares authorized, none issued or outstanding	$—	$—
Common stock: $0.001 par value, 200,000,000 shares authorized, 37,820,120 and 37,255,838 shares issued and outstanding, respectively	38	37
Additional paid-in capital	392,947	389,693
Accumulated other comprehensive income (loss), net of tax	(7,756)	(27,750)
Retained earnings	119,945	95,718
Total Tiptree Inc. stockholders’ equity	505,174	457,698
Non-controlling interests:
Fortegra preferred interests	77,679	77,679
Common interests	158,565	121,394
Total non-controlling interests	236,244	199,073
Total stockholders’ equity	741,418	656,771
Total liabilities and stockholders’ equity	$6,416,269	$5,694,789

See accompanying notes to condensed consolidated financial statements.

TIPTREE INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations (Unaudited)

(in thousands, except share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenues:
Earned premiums, net	$383,881	$359,496	$1,129,259	$1,105,273
Service and administrative fees	95,821	95,362	289,966	311,696
Ceding commissions	3,483	3,716	10,658	11,525
Net investment income	7,397	9,111	29,631	22,250
Net realized and unrealized gains (losses)	34,879	8,316	62,354	36,518
Other revenue	14,841	18,361	44,610	51,994
Total revenues	540,302	494,362	1,566,478	1,539,256
Expenses:
Policy and contract benefits	217,330	203,442	653,115	645,081
Commission expense	144,919	154,005	437,005	484,232
Employee compensation and benefits	62,094	52,335	171,701	151,438
Interest expense	10,690	7,614	31,912	23,919
Depreciation and amortization	5,259	5,395	15,064	16,254
Other expenses	61,734	34,790	141,343	111,206
Total expenses	502,026	457,581	1,450,140	1,432,130
Income (loss) before taxes	38,276	36,781	116,338	107,126
Less: provision (benefit) for income taxes	22,666	16,308	56,656	48,799
Net income (loss)	15,610	20,473	59,682	58,327
Less: net income (loss) attributable to non-controlling interests	9,189	8,558	28,666	24,511
Net income (loss) attributable to common stockholders	$6,421	$11,915	$31,016	$33,816
Net income (loss) per common share:
Basic earnings per share	$0.17	$0.32	$0.82	$0.91
Diluted earnings per share	$0.13	$0.29	$0.68	$0.83
Weighted average number of common shares:
Basic	37,565,019	36,789,571	37,470,832	36,781,408
Diluted	38,583,747	37,818,491	38,550,969	37,784,637

Dividends declared per common share	$0.06	$0.06	$0.18	$0.18

See accompanying notes to condensed consolidated financial statements.

TIPTREE INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net income (loss)	$15,610	$20,473	$59,682	$58,327
Other comprehensive income (loss), net of tax:
Change in unrealized gains (losses) on available for sale securities	10,749	21,682	25,803	16,065
Change in unrealized currency translation adjustments	(2,022)	6,332	13,051	5,241
Related (provision) benefit for income taxes	(3,534)	(8,990)	(11,604)	(6,640)
Other comprehensive income (loss), net of tax	5,193	19,024	27,250	14,666
Comprehensive income (loss)	20,803	39,497	86,932	72,993
Less: comprehensive income (loss) attributable to non-controlling interests	10,515	13,537	35,922	28,275
Comprehensive income (loss) attributable to common stockholders	$10,288	$25,960	$51,010	$44,718

See accompanying notes to condensed consolidated financial statements.

TIPTREE INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

(in thousands, except shares)

	Common stock						Non-controlling interests
	Number of shares	Par value	Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings	Total Tiptree Inc. stockholders’ equity	Fortegra preferred interests	Common interests	Total stockholders' equity
Balance at December 31, 2024	37,255,838	$37	$389,693	$(27,750)	$95,718	$457,698	$77,679	$121,394	$656,771
Amortization of share-based incentive compensation	—	—	9,637	—	—	9,637	—	3,021	12,658
Vesting of share-based incentive compensation	564,282	1	(6,383)	—	—	(6,382)	—	3,015	(3,367)
Common stock dividends declared	—	—	—	—	(6,789)	(6,789)	—	—	(6,789)
Other comprehensive income (loss), net of tax	—	—	—	19,994	—	19,994	—	7,256	27,250
Subsidiary preferred dividends declared	—	—	—	—	(4,787)	(4,787)	—	—	(4,787)
Net income (loss)	—	—	—	—	35,803	35,803	—	23,879	59,682
Balance at September 30, 2025	37,820,120	$38	$392,947	$(7,756)	$119,945	$505,174	$77,679	$158,565	$741,418

Balance at June 30, 2025	37,496,977	$37	$395,637	$(11,623)	$115,787	$499,838	$77,679	$145,851	$723,368
Amortization of share-based incentive compensation	—	—	1,417	—	—	1,417	—	486	1,903
Vesting of share-based incentive compensation	323,143	1	(4,107)	—	—	(4,106)	—	3,326	(780)
Common stock dividends declared	—	—	—	—	(2,263)	(2,263)	—	—	(2,263)
Other comprehensive income (loss), net of tax	—	—	—	3,867	—	3,867	—	1,326	5,193
Subsidiary preferred dividends declared	—	—	—	—	(1,613)	(1,613)	—	—	(1,613)
Net income (loss)	—	—	—	—	8,034	8,034	—	7,576	15,610
Balance at September 30, 2025	37,820,120	$38	$392,947	$(7,756)	$119,945	$505,174	$77,679	$158,565	$741,418

TIPTREE INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

(in thousands, except shares)

	Common stock						Non-controlling interests
	Number of shares	Par value	Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings	Total Tiptree Inc. stockholders’ equity	Fortegra preferred interests	Common interests	Total stockholders' equity
Balance at December 31, 2023	36,756,187	$37	$382,239	$(26,073)	$60,663	$416,866	$77,679	$82,020	$576,565
Amortization of share-based incentive compensation	—	—	6,983	—	—	6,983	—	2,524	9,507
Vesting of share-based incentive compensation	33,384	—	53	—	—	53	—	(752)	(699)
Non-controlling interest contributions	—	—	—	—	—	—	—	9,956	9,956
Non-controlling interest distributions	—	—	—	—	—	—	—	(644)	(644)
Common stock dividends declared	—	—	—	—	(6,674)	(6,674)	—	—	(6,674)
Other comprehensive income (loss), net of tax	—	—	—	10,902	—	10,902	—	3,764	14,666
Subsidiary preferred dividends declared	—	—	—	—	(4,804)	(4,804)	—	—	(4,804)
Net income (loss)	—	—	—	—	38,620	38,620	—	19,707	58,327
Balance at September 30, 2024	36,789,571	$37	$389,275	$(15,171)	$87,805	$461,946	$77,679	$116,575	$656,200

Balance at June 30, 2024	36,785,305	$37	$387,513	$(29,216)	$78,115	$436,449	$77,679	$103,941	$618,069
Amortization of share-based incentive compensation	—	—	1,693	—	—	1,693	—	839	2,532
Vesting of share-based incentive compensation	4,266	—	69	—	—	69	—	(130)	(61)
Common stock dividends declared	—	—	—	—	(2,225)	(2,225)	—	—	(2,225)
Other comprehensive income (loss), net of tax	—	—	—	14,045	—	14,045	—	4,979	19,024
Subsidiary preferred dividends declared	—	—	—	—	(1,612)	(1,612)	—	—	(1,612)
Net income (loss)	—	—	—	—	13,527	13,527	—	6,946	20,473
Balance at September 30, 2024	36,789,571	$37	$389,275	$(15,171)	$87,805	$461,946	$77,679	$116,575	$656,200

See accompanying notes to condensed consolidated financial statements.

TIPTREE INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Nine Months Ended September 30,
	2025	2024
Operating Activities:
Net income (loss) attributable to common stockholders	$31,016	$33,816
Net income (loss) attributable to non-controlling interests	28,666	24,511
Net income (loss)	59,682	58,327
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Net realized and unrealized (gains) losses	(62,354)	(36,518)
Non-cash compensation expense	17,080	13,220
Amortization/accretion of premiums and discounts	(3,740)	(4,416)
Depreciation and amortization expense	15,064	16,254
Non-cash lease expense	5,319	5,875
Deferred provision (benefit) for income taxes	37,919	41,695
Amortization of deferred financing costs	1,399	907
Change in fair value of liability classified warrants	17,560	6,018
Other	(556)	453
Changes in operating assets and liabilities:
Mortgage loans originated for sale	(705,702)	(693,056)
Proceeds from the sale of mortgage loans originated for sale	727,470	710,605
(Increase) decrease in notes and accounts receivable	(41,374)	(101,126)
(Increase) decrease in reinsurance recoverable	(352,779)	21,230
(Increase) decrease in prepaid reinsurance premiums	(54,712)	(77,625)
(Increase) decrease in deferred acquisition costs	(6,918)	(5,177)
(Increase) decrease in other assets	(2,904)	(1,971)
Increase (decrease) in unearned premiums	154,036	14,908
Increase (decrease) in policy liabilities and unpaid claims	317,621	348,009
Increase (decrease) in deferred revenue	(41,268)	19,304
Increase (decrease) in reinsurance payable	27,422	(84,992)
Increase (decrease) in other liabilities and accrued expenses	15,101	(81,125)
Net cash provided by (used in) operating activities	123,366	170,799
Investing Activities:
Purchases of investments	(906,432)	(614,279)
Proceeds from sales and maturities of investments	760,570	477,843
Purchases of property, plant and equipment	(4,358)	(2,229)
Proceeds from notes receivable	100,033	74,867
Issuance of notes receivable	(72,704)	(82,400)
Net cash provided by (used in) investing activities	(122,891)	(146,198)
Financing Activities:
Dividends paid	(11,576)	(11,566)
Non-controlling interest (redemptions) contributions	—	9,312
Cash (paid) received in connection with vested or exercised stock awards	(9,285)	(931)
Payment of debt issuance costs	(2,346)	(144)
Proceeds from borrowings and mortgage notes payable	970,807	773,990
Principal paydowns of borrowings and mortgage notes payable	(889,549)	(788,641)
Net cash provided by (used in) financing activities	58,051	(17,980)
Effect of exchange rate changes on cash	4,770	5,188
Net increase (decrease) in cash, cash equivalents and restricted cash	63,296	11,809
Cash, cash equivalents and restricted cash – beginning of period	416,264	492,561
Cash, cash equivalents and restricted cash – end of period	$479,560	$504,370

Supplemental Schedule of Non-Cash Investing and Financing Activities:
Right of use asset obtained in exchange for lease liability	$4,364	$1,923

	As of
Reconciliation of cash, cash equivalents and restricted cash	September 30, 2025	December 31, 2024
Cash and cash equivalents	$366,087	$320,067
Restricted cash	113,473	96,197
Total cash, cash equivalents and restricted cash shown in the statements of cash flows	$479,560	$416,264

See accompanying notes to condensed consolidated financial statements.

TIPTREE INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2025

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

As of September 30, 2025, Fortegra was owned approximately 78.9% by Tiptree Holdings, 17.6% by Warburg and 3.5% by management and directors of Fortegra, before giving effect to the exercise of outstanding warrants and management options, and the conversion of outstanding preferred stock. See Note (15) Stockholders' Equity for additional information.

On September 26, 2025, Tiptree entered into an Agreement and Plan of Merger (the “Merger Agreement”) with DB Insurance Co., Ltd., incorporated and existing under the laws of the Republic of Korea (“Purchaser”), and Fortegra, a Delaware corporation and subsidiary of Tiptree. A subsidiary of Purchaser (“Merger Sub”) to be incorporated in Delaware following the date of the Merger Agreement and prior to the closing of the merger (the “Closing”) will, upon its formation, execute a joinder to the Merger Agreement and thereby become a party thereto.

Pursuant to the Merger Agreement, Purchaser will acquire Fortegra for a purchase price of $1.65 billion in cash (subject to certain adjustments set forth in the Merger Agreement) and Merger Sub will merge with and into Fortegra, with Fortegra being the surviving corporation (the “Merger”), and as a result of which Purchaser shall be the sole stockholder of Fortegra. The purchase price will be reduced by certain categories of payments made by Fortegra after June 30, 2025 and at or prior to the Closing (“Leakage”), except for certain categories of agreed permitted Leakage (“Permitted Leakage”). Leakage includes payments for, among other categories, specified transaction expenses, certain dividends or distributions to related parties, payments to related parties for equity or securities redemptions, returns of capital, and other specified categories of payments or liabilities. Permitted Leakage includes payments reserved for in the financial statements of Fortegra, requested or consented to by Purchaser, and other specified categories of payments or liabilities. Purchaser’s recovery for Leakage that is not adjusted for at the Closing is limited to a leakage reserve holdback account. If the Closing has not occurred on or before June 1, 2026, the $1.65 billion purchase price will be increased by a profit sharing fee which shall accrue on such price from June 1, 2026 through the Closing at a rate of 10% per annum.

The Merger Agreement contains customary representations and warranties made by each of the parties. The parties have also agreed to various covenants in the Merger Agreement, including agreements by Fortegra to conduct its business in the ordinary course of business in all material respects and in compliance with applicable law and to use commercially reasonable efforts to maintain and preserve substantially intact its present business organization and significant business relationships and goodwill.

Tiptree is also subject to customary “no-shop” restrictions on its ability to solicit acquisition proposals from third parties (including acquisition proposals relating to the sale of all or a significant portion of Fortegra or its assets) and to provide information to, and participate in discussions and engage in negotiations with, third parties regarding any acquisition proposals. Tiptree may, under certain specified circumstances, provide information to, and participate in discussions and engage in negotiations with, third parties with respect to an acquisition proposal if the board of directors of Tiptree has determined in good faith (after consultation with its outside legal counsel and financial advisors) that such alternative acquisition proposal constitutes or would reasonably be expected to lead to or result in a Superior Proposal (as defined in the Merger Agreement). If the board of directors of Tiptree has determined in good faith (after consultation with its outside legal counsel and financial advisors) that an acquisition proposal constitutes a Superior Proposal, then Tiptree may terminate the Merger Agreement to enter into an agreement with respect to such Superior Proposal, subject to compliance with the procedures specified in the Merger Agreement and payment of a termination fee of $49,500. The Merger Agreement also provides that Tiptree will call a special stockholder meeting and take customary steps, including mailing a proxy statement to Tiptree’s stockholders, in order to obtain stockholder approval of the Merger.

The Merger is anticipated to close in mid-2026. The Closing is subject to certain conditions, including (i) Tiptree stockholder approval, (ii) Fortegra stockholder approval, (iii) regulatory approval, including certain Form A filings and other insurance regulatory approvals in certain foreign jurisdictions, clearance by the Committee on Foreign Investment in the United States and the expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, (iv) the continued accuracy of the representations and warranties of the parties (subject to specified materiality standards), (v) performance of each party’s obligations under the Merger Agreement in all material respects and (vi) the absence of a material adverse effect with respect to Fortegra.

TIPTREE INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2025

(in thousands, except share data)

(2) Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements of Tiptree have been prepared in accordance with generally accepted accounting principles in the United States of America (GAAP) and include the accounts of the Company and its subsidiaries. The condensed consolidated financial statements are presented in U.S. dollars, the main operating currency of the Company. The unaudited condensed consolidated financial statements presented herein should be read in conjunction with the annual audited financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024. In the opinion of management, the accompanying unaudited interim financial information reflects all adjustments, including normal recurring adjustments necessary to present fairly the Company’s financial position, results of operations, comprehensive income and cash flows for each of the interim periods presented. The results of operations for the three and nine months ended September 30, 2025 are not necessarily indicative of the results that may be expected for the full year ending on December 31, 2025.

Non-controlling interests (NCI) on the condensed consolidated balance sheets represent the ownership interests in certain consolidated subsidiaries held by entities or persons other than Tiptree. Accounts and transactions between consolidated entities have been eliminated.

Recent Accounting Standards

Recently Adopted Accounting Pronouncements

During the nine months ended September 30, 2025, there were no accounting standards adopted by the Company.

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

The amendments in this update require disclosure, in the notes to financial statements, of specified information about certain costs and expenses. The amendments require that at each interim and annual reporting period an entity:

 1. Disclose the amounts of relevant expense and within which expense caption the relevant expense is presented on the face of the income statement within continuing operations.

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
2025-05, Financial Instruments — Credit Losses (Topic 326)

The amendments in this update provide all entities with a practical expedient when estimating expected credit losses for current accounts receivable and current contract assets arising from transactions accounted for under Topic 606. In developing reasonable and supportable forecasts as part of estimating expected credit losses, all entities may elect a practical expedient that assumes that current conditions as of the balance sheet date do not change for the remaining life of the asset.

		The amendments in this update are effective for annual reporting periods beginning after December 15, 2025, and interim reporting periods within	The Company expects to adopt this guidance when required, with minimal impact to our financials and disclosures.

TIPTREE INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2025

(in thousands, except share data)

those annual reporting periods.
2025-06, Intangibles Goodwill and Other Internal-Use Software (Subtopic 350-40)

The amendments in this update remove all references to prescriptive and sequential software development stages (referred to as “project stages”) throughout Subtopic 350-40. Therefore, an entity is required to start capitalizing software costs when management has authorized and committed to funding the software project and it is probable that the project will be completed and the software will be used to perform the function intended (referred to as the “probable-to-complete recognition threshold”).

	The amendments in this update are effective for annual reporting periods beginning after December 15, 2027, and interim reporting periods.	The Company expects to adopt this guidance when required, with minimal impact to our financials and disclosures.

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

For the nine months ended September 30, 2025 and 2024, the Chief Operating Decision Maker (CODM) was the Executive Committee of the Company, comprised of the Executive Chairman and Chief Executive Officer. The CODM uses Income (loss) before taxes and other information provided in tables below to allocate resources and assess performance. Our reportable segments’ income or loss is reported before income taxes and non-controlling interests. Segment results incorporate the revenues and expenses of these subsidiaries since they commenced operations or were acquired. Intercompany transactions are eliminated.

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

The tables below present the components of total assets, revenue, expense and income (loss) before taxes for our reportable segments and other business activities for the following periods:

TIPTREE INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2025

(in thousands, except share data)

	As of September 30, 2025
	Insurance	Mortgage	Segments subtotal	Other	Corporate	Total
Total assets	$6,114,642	$212,864	$6,327,506	$69,509	$19,254	$6,416,269

	Three Months Ended September 30, 2025
	Insurance	Mortgage	Segments subtotal	Other	Corporate	Total
Revenues:
Earned premiums, net	$383,881	$—	$383,881	$—	$—	$383,881
Service and administrative fees	95,821	—	95,821	—	—	95,821
Ceding commissions	3,483	—	3,483	—	—	3,483
Net investment income	7,397	—	7,397	—	—	7,397
Net realized and unrealized gains (losses)	24,761	9,843	34,604	275	—	34,879
Other revenue	7,273	6,327	13,600	1,241	—	14,841
Total revenues	522,616	16,170	538,786	1,516	—	540,302
Expenses:
Policy and contract benefits	217,330	—	217,330	—	—	217,330
Commission expense	144,919	—	144,919	—	—	144,919
Employee compensation and benefits	41,736	9,922	51,658	141	10,295	62,094
Interest expense	8,261	346	8,607	—	2,083	10,690
Depreciation and amortization	4,824	70	4,894	—	365	5,259
Other expenses	50,323	5,630	55,953	9	5,772	61,734
Total expense	467,393	15,968	483,361	150	18,515	502,026
Income (loss) before taxes	55,223	202	55,425	1,366	(18,515)	38,276
Less: provision (benefit) for income taxes						22,666
Net income (loss)						15,610
Less: net income (loss) attributable to non-controlling interests						9,189
Net income (loss) attributable to common stockholders						$6,421

	Nine Months Ended September 30, 2025
	Insurance	Mortgage	Segments subtotal	Other	Corporate	Total
Revenues:
Earned premiums, net	$1,129,259	$—	$1,129,259	$—	$—	$1,129,259
Service and administrative fees	289,966	—	289,966	—	—	289,966
Ceding commissions	10,658	—	10,658	—	—	10,658
Net investment income	29,631	—	29,631	—	—	29,631
Net realized and unrealized gains (losses)	33,310	29,485	62,795	(441)	—	62,354
Other revenue	23,390	18,096	41,486	3,124	—	44,610
Total revenues	1,516,214	47,581	1,563,795	2,683	—	1,566,478
Expenses:
Policy and contract benefits	653,115	—	653,115	—	—	653,115
Commission expense	437,005	—	437,005	—	—	437,005
Employee compensation and benefits	115,882	29,065	144,947	362	26,392	171,701
Interest expense	25,553	1,040	26,593	—	5,319	31,912
Depreciation and amortization	13,758	223	13,981	—	1,083	15,064
Other expenses	110,480	17,023	127,503	4,076	9,764	141,343
Total expense	1,355,793	47,351	1,403,144	4,438	42,558	1,450,140
Income (loss) before taxes	160,421	230	160,651	(1,755)	(42,558)	116,338
Less: provision (benefit) for income taxes						56,656
Net income (loss)						59,682
Less: net income (loss) attributable to non-controlling interests						28,666
Net income (loss) attributable to common stockholders						$31,016

TIPTREE INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2025

(in thousands, except share data)

	As of December 31, 2024
	Insurance	Mortgage	Segments subtotal	Other	Corporate	Total
Total assets	$5,432,987	$202,664	$5,635,651	$36,818	$22,320	$5,694,789

	Three Months Ended September 30, 2024
	Insurance	Mortgage	Segments subtotal	Other	Corporate	Total
Revenues:
Earned premiums, net	$359,496	$—	$359,496	$—	$—	$359,496
Service and administrative fees	95,362	—	95,362	—	—	95,362
Ceding commissions	3,716	—	3,716	—	—	3,716
Net investment income	9,111	—	9,111	—	—	9,111
Net realized and unrealized gains (losses)	2,218	8,862	11,080	(2,764)	—	8,316
Other revenue	11,110	6,030	17,140	1,221	—	18,361
Total revenues	481,013	14,892	495,905	(1,543)	—	494,362
Expenses:
Policy and contract benefits	203,442	—	203,442	—	—	203,442
Commission expense	154,005	—	154,005	—	—	154,005
Employee compensation and benefits	37,876	9,129	47,005	117	5,213	52,335
Interest expense	7,173	441	7,614	—	—	7,614
Depreciation and amortization	4,970	61	5,031	—	364	5,395
Other expenses	26,338	5,350	31,688	943	2,159	34,790
Total expense	433,804	14,981	448,785	1,060	7,736	457,581
Income (loss) before taxes	47,209	(89)	47,120	(2,603)	(7,736)	36,781
Less: provision (benefit) for income taxes						16,308
Net income (loss)						20,473
Less: net income (loss) attributable to non-controlling interests						8,558
Net income (loss) attributable to common stockholders						$11,915

	Nine Months Ended September 30, 2024
	Insurance	Mortgage	Segments subtotal	Other	Corporate	Total
Revenues:
Earned premiums, net	$1,105,273	$—	$1,105,273	$—	$—	$1,105,273
Service and administrative fees	311,696	—	311,696	—	—	311,696
Ceding commissions	11,525	—	11,525	—	—	11,525
Net investment income	22,250	—	22,250	—	—	22,250
Net realized and unrealized gains (losses)	7,582	29,662	37,244	(726)	—	36,518
Other revenue	31,385	17,004	48,389	3,605	—	51,994
Total revenues	1,489,711	46,666	1,536,377	2,879	—	1,539,256
Expenses:
Policy and contract benefits	645,081	—	645,081	—	—	645,081
Commission expense	484,232	—	484,232	—	—	484,232
Employee compensation and benefits	100,884	27,746	128,630	360	22,448	151,438
Interest expense	22,300	1,619	23,919	—	—	23,919
Depreciation and amortization	14,886	283	15,169	—	1,085	16,254
Other expenses	87,058	15,826	102,884	1,917	6,405	111,206
Total expense	1,354,441	45,474	1,399,915	2,277	29,938	1,432,130
Income (loss) before taxes	135,270	1,192	136,462	602	(29,938)	107,126
Less: provision (benefit) for income taxes						48,799
Net income (loss)						58,327
Less: net income (loss) attributable to non-controlling interests						24,511
Net income (loss) attributable to common stockholders						$33,816

TIPTREE INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2025

(in thousands, except share data)

The Company conducts its operations primarily in the U.S. with 5.6 % and 4.4 % of total revenues generated overseas for the three months ended September 30, 2025 and 2024, respectively, and 5.0 % and 4.6 % of total revenues generated overseas for the nine months ended September 30, 2025 and 2024, respectively.

(4) Investments

The following table presents the Company’s investments related to insurance operations and other Tiptree investing activities, measured at fair value as of the following periods:

	As of September 30, 2025
		Tiptree Capital
	Insurance	Mortgage	Other	Total
Available for sale securities, at fair value, net of allowance for credit losses	$1,265,621	$—	$39,782	$1,305,403
Loans, at fair value	8,209	82,213	—	90,422
Equity securities	165,965	—	5,708	171,673
Other investments	49,454	3,586	461	53,501
Total investments	$1,489,249	$85,799	$45,951	$1,620,999

	As of December 31, 2024
		Tiptree Capital
	Insurance	Mortgage	Other	Total
Available for sale securities, at fair value, net of allowance for credit losses	$1,097,057	$—	$10,872	$1,107,929
Loans, at fair value	10,272	71,058	—	81,330
Equity securities	104,468	—	4,152	108,620
Other investments	49,983	3,101	—	53,084
Total investments	$1,261,780	$74,159	$15,024	$1,350,963

Available for Sale Securities, at fair value

A majority of the Company’s investments in Available for Sale Securities, at fair value, net of allowance for credit losses (AFS securities) as of September 30, 2025 and December 31, 2024 are held by subsidiaries in the insurance segment. The following tables present the Company’s investments in AFS securities:

	As of September 30, 2025
	Amortized cost	Allowance for credit losses(1)	Gross unrealized gains	Gross unrealized losses	Fair value
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$329,195	$—	$874	$(21,222)	$308,847
Obligations of state and political subdivisions	17,481	(1)	33	(1,833)	15,680
Corporate securities	818,685	(713)	10,230	(1,731)	826,471
Asset backed securities	91,956	(74)	215	(1,338)	90,759
Certificates of deposit	1,151	—	—	—	1,151
Obligations of foreign governments	62,092	—	529	(126)	62,495
Total	$1,320,560	$(788)	$11,881	$(26,250)	$1,305,403

	As of December 31, 2024
	Amortized cost	Allowance for credit losses(1)	Gross unrealized gains	Gross unrealized losses	Fair value
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$426,002	$—	$611	$(30,970)	$395,643
Obligations of state and political subdivisions	41,593	(1)	—	(2,917)	38,675
Corporate securities	605,517	(3,157)	3,177	(7,403)	598,134
Asset backed securities	25,455	(68)	4	(2,531)	22,860
Certificates of deposit	1,145	—	—	—	1,145
Obligations of foreign governments	51,857	(1)	—	(384)	51,472
Total	$1,151,569	$(3,227)	$3,792	$(44,205)	$1,107,929

(1)
Represents the amount of impairment that has resulted from credit-related factors, and therefore was recognized in net realized and unrealized gains (losses) as a credit loss on AFS securities. Amount excludes unrealized losses relating to non-credit factors.

TIPTREE INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2025

(in thousands, except share data)

The amortized cost and fair values of AFS securities, by contractual maturity date, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	As of
	September 30, 2025		December 31, 2024
	Amortized cost	Fair value	Amortized cost	Fair value
Due in one year or less	$187,121	$188,158	$250,036	$249,392
Due after one year through five years	532,945	535,899	438,322	430,597
Due after five years through ten years	306,925	308,184	223,969	201,948
Due after ten years	201,613	182,403	213,787	203,132
Asset backed securities	91,956	90,759	25,455	22,860
Total	$1,320,560	$1,305,403	$1,151,569	$1,107,929

The following tables present the gross unrealized losses on AFS securities by length of time that individual AFS securities have been in a continuous unrealized loss position for less than twelve months, and twelve months or greater and do not have an allowance for credit losses:

	As of September 30, 2025
	Less Than or Equal to One Year			More Than One Year
	Fair value	Gross unrealized losses	# of Securities(1)	Fair value	Gross unrealized losses	# of Securities(1)
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$37,639	$(277)	43	$171,813	$(20,945)	469
Obligations of state and political subdivisions	—	—	—	14,326	(1,833)	30
Corporate securities	226,482	(902)	365	18,524	(829)	51
Asset backed securities	47,205	(153)	113	11,394	(1,185)	92
Obligations of foreign governments	17,328	(57)	2	1,314	(69)	5
Total	$328,654	$(1,389)	523	$217,371	$(24,861)	647

	As of December 31, 2024
	Less Than or Equal to One Year			More Than One Year
	Fair value	Gross unrealized losses	# of Securities(1)	Fair value	Gross unrealized losses	# of Securities(1)
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$118,269	$(4,359)	612	$176,083	$(26,611)	570
Obligations of state and political subdivisions	5,856	(77)	147	31,769	(2,840)	96
Corporate securities	293,224	(2,156)	958	103,002	(5,247)	385
Asset backed securities	—	—	—	21,756	(2,531)	130
Obligations of foreign governments	48,346	(266)	15	1,273	(118)	6
Total	$465,695	$(6,858)	1,732	$333,883	$(37,347)	1,187

(1)
Presented in whole numbers.

Management believes that it is more likely than not that the Company will be able to hold the fixed maturity AFS securities that were in an unrealized loss position as of September 30, 2025 until full recovery of their amortized cost basis.

TIPTREE INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2025

(in thousands, except share data)

The table below presents a roll-forward of the activity in the allowance for credit losses on AFS securities by type for the following periods:

	Obligations of state and political subdivisions	Corporate securities	Asset backed securities	Obligations of foreign governments	Total
Balance at December 31, 2023	$(1)	$(73)	$(10)	$—	$(84)
(Increase) in allowance for credit losses	—	(47)	(122)	—	(169)
Additions for AFS securities purchased with credit deterioration during the year	—	(380)	—	—	(380)
Reduction in credit losses due to AFS securities sold during the year	—	2	—	—	2
Gains from recoveries of amounts previously written off	—	20	1	—	21
Balance at September 30, 2024	$(1)	$(478)	$(131)	$—	$(610)

Balance at December 31, 2024	$(1)	$(3,157)	$(68)	$(1)	$(3,227)
(Increase) in allowance for credit losses	—	(87)	—	—	(87)
Additions for AFS securities purchased with credit deterioration during the year	—	(315)	(67)	—	(382)
Reduction in credit losses due to AFS securities sold during the year	—	581	54	1	636
Gains from recoveries of amounts previously written off	—	2,265	7	—	2,272
Balance at September 30, 2025	$(1)	$(713)	$(74)	$—	$(788)

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

The table below presents the amount of gains from recoveries (credit losses, including Current Expected Credit Losses (CECL)) on AFS securities recorded by the Company for the following period:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net gains from recoveries (credit losses) on AFS securities	$(64)	$316	$2,439	$(526)

Pursuant to certain statutory licensing requirements, the Company has deposited $18,682 of invested assets in insurance department safekeeping accounts as of September 30, 2025. The Company also has deposited invested assets in custody accounts pursuant to certain reinsurance agreements. The Company cannot remove or replace investments in such safekeeping and custody accounts without prior approval of the regulatory authority or contractual party, as applicable. The following table presents the Company’s restricted investments included in the Company’s AFS securities:

	As of
	September 30, 2025	December 31, 2024
Fair value of restricted investments	$34,634	$45,483

The following table presents additional information on the Company’s AFS securities for the following periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Purchases of AFS securities	$472,080	$182,430	$759,584	$471,202
Proceeds from maturities, calls and prepayments of AFS securities	$192,236	$21,911	$327,520	$263,990
Gross proceeds from sales of AFS securities	$149,278	$4,425	$278,307	$24,264

TIPTREE INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2025

(in thousands, except share data)

The following table presents the gross realized gains and gross realized losses from sales and redemptions of AFS securities:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Gross realized gains	$1,978	$220	$4,221	$360
Gross realized (losses)	(1,913)	(277)	(4,744)	(510)
Total net realized gains (losses) from investment sales and redemptions	$65	$(57)	$(523)	$(150)

Loans, at fair value

The following table presents the Company’s investments in loans measured at fair value and the Company’s investments in loans measured at fair value pledged as collateral:

	As of September 30, 2025				As of December 31, 2024
	Fair value	Unpaid principal balance (UPB)	Fair value exceeds / (below) UPB	Pledged as collateral	Fair value	Unpaid principal balance (UPB)	Fair value exceeds / (below) UPB	Pledged as collateral
Insurance:
Corporate loans (1)	$8,209	$12,927	$(4,718)	$—	$10,272	$12,927	$(2,655)	$—
Mortgage:
Mortgage loans held for sale (2)	82,213	79,906	2,307	81,930	71,058	70,074	984	70,361
Total loans, at fair value	$90,422	$92,833	$(2,411)	$81,930	$81,330	$83,001	$(1,671)	$70,361

(1)
The cost basis of Corporate loans was approximately $12,927 at September 30, 2025 and December 31, 2024.
(2)
As of September 30, 2025, there was one mortgage loan held for sale that was 90 days or more past due. As of December 31, 2024, there were three mortgage loans held for sale that were 90 days or more past due.

Equity Securities

Equity securities consist mainly of publicly traded common and preferred stocks and exchange traded funds. The following table presents information on the cost and fair value of the Company’s equity securities related to Insurance and Tiptree Capital as of the following periods:

	As of September 30, 2025
	Insurance		Tiptree Capital - Other		Total
	Cost	Fair Value	Cost	Fair Value	Cost	Fair Value
Exchange traded funds	$40	$42	$—	$—	$40	$42
Other equity securities	145,729	165,923	7,464	5,708	153,193	171,631
Total equity securities	$145,769	$165,965	$7,464	$5,708	$153,233	$171,673

	As of December 31, 2024
	Insurance		Tiptree Capital - Other		Total
	Cost	Fair Value	Cost	Fair Value	Cost	Fair Value
Exchange traded funds	$4,997	$5,075	$—	$—	$4,997	$5,075
Other equity securities	100,738	99,393	4,967	4,152	105,705	103,545
Total equity securities	$105,735	$104,468	$4,967	$4,152	$110,702	$108,620

Other Investments

The following table contains information regarding the Company’s other investments, measured at fair value, as of the following periods:

	As of September 30, 2025
		Tiptree Capital
	Insurance	Mortgage	Other	Total
Debentures	$21,291	$—	$—	$21,291
Investment in credit fund	22,547	—	—	22,547
Other	5,616	3,586	461	9,663
Total other investments	$49,454	$3,586	$461	$53,501

TIPTREE INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2025

(in thousands, except share data)

	As of December 31, 2024
		Tiptree Capital
	Insurance	Mortgage	Other	Total
Corporate bonds (1)	$3,331	$—	$—	$3,331
Debentures	25,320	—	—	25,320
Investment in credit fund	21,332	—	—	21,332
Other	—	3,101	—	3,101
Total other investments	$49,983	$3,101	$—	$53,084

(1)
As of September 30, 2025, there were no corporate bonds held. The cost basis of corporate bonds was $3,139 as of December 31, 2024.

Net Investment Income - Insurance

Net investment income represents investment income and expense from investments related to insurance operations as disclosed within net investment income on the condensed consolidated statements of operations. The following table presents the components of net investment income by source of income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Interest:
AFS securities	$11,819	$8,431	$35,634	$21,894
Loans, at fair value	16	22	47	77
Other investments	1,167	2,035	3,329	5,157
Dividends from equity securities	2,609	412	3,338	684
Subtotal	15,611	10,900	42,348	27,812
Less: investment expenses	8,214	1,789	12,717	5,562
Net investment income	$7,397	$9,111	$29,631	$22,250

Other Investment Income - Tiptree Capital

Other investment income represents revenue from non-insurance activities as disclosed within other revenue on the condensed consolidated statements of operations, see Note (14) Other Revenue and Other Expenses. The following tables present the components of other investment income by type:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Interest income from Loans, at fair value	$1,096	$1,061	$3,004	$2,819
Dividends from equity securities	20	—	59	—
Loan fee income	5,176	4,877	14,914	14,017
Other	657	947	2,093	2,553
Other investment income	$6,949	$6,885	$20,070	$19,389

TIPTREE INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2025

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net realized gains (losses)
Insurance:
Reclass of unrealized gains (losses) on AFS securities from OCI	$65	$(58)	$(523)	$(151)
Net realized gains (losses) on loans	—	—	—	58
Net realized gains (losses) on equity securities (1)	12,152	20	11,251	(22,023)
Net realized gains (losses) on corporate bonds	(20)	70	(20)	2,870
Other	—	89	73	(872)
Tiptree Capital
Mortgage:
Net realized gains (losses) on loans	13,083	13,553	35,581	35,305
Other	(1,513)	(1,048)	(1,794)	(1,294)
Other:
Net realized gains on vessel sales	—	—	50	—
Net realized gains (losses) on equity securities (1)	—	—	—	(98,529)
Total net realized gains (losses)	$23,767	$12,626	$44,618	$(84,636)

Net unrealized gains (losses)
Insurance:
Net change in unrealized gains (losses) on loans	$(150)	$(123)	$(2,063)	$(247)
Net gains from recoveries (credit losses) on AFS securities	(64)	316	2,439	(526)
Net unrealized gains (losses) on equity securities held at period end	17,781	1,287	16,996	7,436
Reclass of unrealized (gains) losses from prior periods for equity securities sold (1)	(5,548)	—	4,462	22,567
Other	545	617	695	(1,530)
Tiptree Capital
Mortgage:
Net change in unrealized gains (losses) on loans	361	332	1,324	(103)
Other	(2,088)	(3,975)	(5,626)	(4,246)
Other:
Net unrealized gains (losses) on equity securities held at period end	274	(965)	(942)	(687)
Reclass of unrealized (gains) losses from prior periods for equity securities sold (1)	—	—	—	100,289
Other	1	(1,799)	451	(1,799)
Total net unrealized gains (losses)	11,112	(4,310)	17,736	121,154
Total net realized and unrealized gains (losses)	$34,879	$8,316	$62,354	$36,518

(1)
On April 15, 2024, the Company sold its 16.98 million shares of Invesque for $625 of proceeds resulting in a realized loss of $134,204.

(5) Notes and Accounts Receivable, net

The following table presents the total notes and accounts receivable, net:

	As of
	September 30, 2025	December 31, 2024
Accounts and premiums receivable, net	$337,740	$341,613
Retrospective commissions receivable	348,717	286,314
Notes receivable, net	109,504	138,162
Other receivables	17,661	33,042
Total notes and accounts receivable, net	$813,622	$799,131

TIPTREE INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2025

(in thousands, except share data)

The following table presents the total valuation allowance and bad debt expense for the following periods:

	Valuation allowance		Bad Debt Expense
	As of		Three Months Ended September 30,		Nine Months Ended September 30,
	September 30, 2025	December 31, 2024	2025	2024	2025	2024
Notes receivable, net - premium financing program (1)	$28	$26	$6	$33	$24	$118
Accounts and premiums receivable, net	$290	$294	$31	$8	$66	$333

(1)
As of September 30, 2025 and December 31, 2024, there were $25 and $37 in balances classified as 90 days plus past due, respectively.

TIPTREE INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2025

(in thousands, except share data)

(6) Reinsurance Recoverable and Prepaid Reinsurance Premiums

The following table presents the effect of reinsurance on premiums written and earned by our insurance business for the following periods:

	Direct Amount	Ceded to Other Companies	Assumed from Other Companies	Net Amount	Percentage of Amount - Assumed to Net
Three Months Ended September 30, 2025
Premiums written:
Life insurance	$22,032	$13,857	$(5)	$8,170	(0.1)%
Accident and health insurance	34,196	25,125	4	9,075	0.0%
Property and liability insurance	611,210	361,474	129,692	379,428	34.2%
Total premiums written	$667,438	$400,456	$129,691	$396,673	32.7%

Premiums earned:
Life insurance	$19,295	$11,455	$17	$7,857	0.2%
Accident and health insurance	31,443	22,368	9	9,084	0.1%
Property and liability insurance	541,202	309,990	135,728	366,940	37.0%
Total premiums earned	$591,940	$343,813	$135,754	$383,881	35.4%

Three Months Ended September 30, 2024
Premiums written:
Life insurance	$19,149	$9,621	$16	$9,544	0.2%
Accident and health insurance	34,333	22,344	84	12,073	0.7%
Property and liability insurance	519,565	259,803	107,894	367,656	29.3%
Total premiums written	$573,047	$291,768	$107,994	$389,273	27.7%

Premiums earned:
Life insurance	$20,056	$10,176	$55	$9,935	0.6%
Accident and health insurance	33,974	21,850	55	12,179	0.5%
Property and liability insurance	454,793	246,820	129,409	337,382	38.4%
Total premiums earned	$508,823	$278,846	$129,519	$359,496	36.0%

Nine Months Ended September 30, 2025
Premiums written:
Life insurance	$56,609	$33,379	$27	$23,257	0.1%
Accident and health insurance	87,533	62,027	6,796	32,302	21.0%
Property and liability insurance	1,751,496	1,026,887	403,000	1,127,609	35.7%
Total premiums written	$1,895,638	$1,122,293	$409,823	$1,183,168	34.6%

Premiums earned:
Life insurance	$57,488	$30,823	$121	$26,786	0.5%
Accident and health insurance	93,237	63,693	6,813	36,357	18.7%
Property and liability insurance	1,559,987	920,034	426,163	1,066,116	40.0%
Total premiums earned	$1,710,712	$1,014,550	$433,097	$1,129,259	38.4%

Nine Months Ended September 30, 2024
Premiums written:
Life insurance	$55,579	$27,902	$260	$27,937	0.9%
Accident and health insurance	93,004	62,093	10,192	41,103	24.8%
Property and liability insurance	1,455,323	769,268	318,226	1,004,281	31.7%
Total premiums written	$1,603,906	$859,263	$328,678	$1,073,321	30.6%

Premiums earned:
Life insurance	$60,623	$30,751	$322	$30,194	1.1%
Accident and health insurance	100,331	66,142	10,152	44,341	22.9%
Property and liability insurance	1,305,534	694,946	420,150	1,030,738	40.8%
Total premiums earned	$1,466,488	$791,839	$430,624	$1,105,273	39.0%

TIPTREE INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2025

(in thousands, except share data)

The following table presents the components of policy and contract benefits, including the effect of reinsurance on losses and loss adjustment expenses (LAE) incurred:

	Direct Amount	Ceded to Other Companies	Assumed from Other Companies	Net Amount	Percentage of Amount - Assumed to Net
Three Months Ended September 30, 2025
Losses and LAE Incurred
Life insurance	$10,368	$6,060	$(3)	$4,305	(0.1)%
Accident and health insurance	6,688	5,110	18	1,596	1.1%
Property and liability insurance	278,628	173,796	81,669	186,501	43.8%
Total losses and LAE incurred	$295,684	$184,966	$81,684	$192,402	42.5%
	Member benefit claims (1)			24,928
	Total policy and contract benefits			$217,330
Three Months Ended September 30, 2024
Losses and LAE Incurred
Life insurance	$10,251	$6,078	$5	$4,178	0.1%
Accident and health insurance	6,463	5,060	550	1,953	28.2%
Property and liability insurance	218,525	134,038	85,314	169,801	50.2%
Total losses and LAE incurred	$235,239	$145,176	$85,869	$175,932	48.8%
	Member benefit claims (1)			27,510
	Total policy and contract benefits			$203,442

Nine Months Ended September 30, 2025
Losses and LAE Incurred
Life insurance	$30,121	$17,960	$(1)	$12,160	(0.0)%
Accident and health insurance	16,497	12,891	6,434	10,040	64.1%
Property and liability insurance	791,494	527,354	283,781	547,921	51.8%
Total losses and LAE incurred	$838,112	$558,205	$290,214	$570,121	50.9%
	Member benefit claims (1)			82,994
	Total policy and contract benefits			$653,115
Nine Months Ended September 30, 2024
Losses and LAE Incurred
Life insurance	$32,746	$18,308	$(16)	$14,422	(0.1)%
Accident and health insurance	17,355	12,027	11,035	16,363	67.4%
Property and liability insurance	648,751	376,720	253,755	525,786	48.3%
Total losses and LAE incurred	$698,852	$407,055	$264,774	$556,571	47.6%
	Member benefit claims (1)			88,510
	Total policy and contract benefits			$645,081

(1)
Member benefit claims are not covered by reinsurance.

The following table presents the components of the reinsurance recoverable:

	As of
	September 30, 2025	December 31, 2024
Ceded claim reserves:
Life insurance	$4,638	$4,621
Accident and health insurance	27,422	24,836
Property and liability insurance	781,780	607,250
Total ceded claim reserves recoverable	813,840	636,707
Other reinsurance settlements recoverable	531,822	356,176
Total reinsurance recoverable	$1,345,662	$992,883

TIPTREE INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2025

(in thousands, except share data)

The following table presents the components of prepaid reinsurance premiums:

	As of
	September 30, 2025	December 31, 2024
Prepaid reinsurance premiums:
Life insurance (1)	$74,864	$71,427
Accident and health insurance (1)	70,878	72,840
Property and liability insurance	955,223	901,986
Total prepaid reinsurance premiums	$1,100,965	$1,046,253

(1)
Including policyholder account balances ceded.

The following table presents the aggregate amount included in reinsurance receivables that is comprised of the three largest receivable balances from non-affiliated reinsurers:

As of
September 30, 2025
Total of the three largest receivable balances from non-affiliated reinsurers	$340,084

As of September 30, 2025, the non-affiliated reinsurers from whom our insurance business has the largest receivable balances were: Accident Fund Insurance Company of America (AM Best Rating: A rated), Allianz Reinsurance America, Inc. (AM Best Rating: A+ rated), and Ferian Re, LTD (AM Best Rating: Not Rated). Receivable balances from authorized reinsurers, such as the Allianz companies noted above, do not require collateral based on the authorized status of the parties. Receivable balances from unauthorized reinsurers are collateralized by assets on hand, assets held in trust accounts, and/or letters of credit. The Company monitors collateral values, authorization status, financial statements and A.M. Best ratings of its reinsurers periodically. As of September 30, 2025, the Company does not believe there is a risk of loss due to the concentration of credit risk in the reinsurance program given the related collateralization or reinsurer A.M. Best rating.

(7) Goodwill and Intangible Assets, net

The following table presents identifiable finite and indefinite-lived intangible assets, accumulated amortization, and goodwill by operating segment and/or reporting unit, as appropriate:

	As of September 30, 2025			As of December 31, 2024
	Insurance	Other	Total	Insurance	Other	Total
Finite-Lived Intangible Assets:
Customer relationships	$164,034	$—	$164,034	$162,520	$—	$162,520
Accumulated amortization	(96,211)	—	(96,211)	(87,610)	—	(87,610)
Trade names	16,317	800	17,117	16,202	800	17,002
Accumulated amortization	(10,785)	(800)	(11,585)	(9,869)	(760)	(10,629)
Software licensing	17,864	640	18,504	17,238	640	17,878
Accumulated amortization	(11,394)	(640)	(12,034)	(10,705)	(640)	(11,345)
Insurance policies and contracts acquired	36,500	—	36,500	36,500	—	36,500
Accumulated amortization	(36,500)	—	(36,500)	(36,500)	—	(36,500)
Other	1,115	—	1,115	1,081	—	1,081
Accumulated amortization	(1,029)	—	(1,029)	(799)	—	(799)
Total finite-lived intangible assets	79,911	—	79,911	88,058	40	88,098
Indefinite-Lived Intangible Assets: (1)
Insurance licensing agreements	13,761	—	13,761	13,761	—	13,761
Other	—	—	—	—	1,000	1,000
Total indefinite-lived intangible assets	13,761	—	13,761	13,761	1,000	14,761
Total intangible assets, net	$93,672	$—	$93,672	$101,819	$1,040	$102,859

Goodwill	206,094	1,708	207,802	204,998	1,708	206,706
Total goodwill and intangible assets, net	$299,766	$1,708	$301,474	$306,817	$2,748	$309,565

(1)
Impairment tests are performed at least annually on indefinite-lived intangible assets.

TIPTREE INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2025

(in thousands, except share data)

Goodwill

The following table presents the activity in goodwill, by operating segment and/or reporting unit, as appropriate, and includes the adjustments made to the balance of goodwill to reflect the effect of the final valuation adjustments made for acquisitions, as well as the reduction to any goodwill attributable to impairment related charges:

	Insurance	Other	Total
Balance at December 31, 2024	$204,998	$1,708	$206,706
Foreign currency translation and other	1,096	—	1,096
Balance at September 30, 2025	$206,094	$1,708	$207,802

The Company conducts annual impairment tests of its goodwill as of October 1. For the three and nine months ended September 30, 2025 and 2024, no impairments were recorded on the Company’s goodwill.

Intangible Assets, net

The following table presents the activity, by operating segment and/or reporting unit, as appropriate, in finite and indefinite-lived other intangible assets and includes the adjustments made to the balance to reflect the effect of any final valuation adjustments made for acquisitions, as well as any reduction attributable to impairment-related charges:

	Insurance	Other	Total
Balance at December 31, 2024	$101,819	$1,040	$102,859
Amortization expense	(10,047)	(40)	(10,087)
Foreign currency translation and other	1,900	—	1,900
Disposal of intangible assets	—	(1,000)	(1,000)
Balance at September 30, 2025	$93,672	$—	$93,672

The following table presents the amortization expense on finite-lived intangible assets for the following periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Amortization expense on intangible assets	$3,362	$3,879	$10,087	$11,617

For the nine months ended September 30, 2025 and 2024, no impairments were recorded on the Company’s intangible assets.

The following table presents the amortization expense on finite-lived intangible assets for the next five years and thereafter by operating segment and/or reporting unit, as appropriate:

	As of September 30, 2025
	Insurance (1)	Total
Remainder of 2025	$3,273	$3,273
2026	10,894	10,894
2027	9,543	9,543
2028	8,341	8,341
2029	7,291	7,291
2030 and thereafter	38,811	38,811
Total	$78,153	$78,153

(1)
Does not include foreign currency translation adjustment of $1,758 as of September 30, 2025.

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

September 30, 2025

(in thousands, except share data)

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

The following table presents the gross notional and fair value amounts of derivatives (on a gross basis) categorized by underlying risk:

	As of September 30, 2025			As of December 31, 2024
	Notional values	Asset derivatives	Liability derivatives	Notional values	Asset derivatives	Liability derivatives
Interest rate lock commitments	$117,415	$3,189	$—	$105,898	$2,257	$—
Forward delivery contracts	47,900	149	70	26,090	33	54
TBA mortgage-backed securities	233,050	248	215	133,200	811	115
Fortegra Additional Warrants (Warburg)(1)	—	—	28,518	—	—	10,958
Total	$398,365	$3,586	$28,803	$265,188	$3,101	$11,127

(1)
See Note (15) Stockholders' Equity for additional information.

(9) Debt, net

The following table presents the balance of the Company’s debt obligations, net of discounts and deferred financing costs for our corporate and asset based debt. Asset based debt is generally recourse only to specific assets and related cash flows.

	As of September 30, 2025
Corporate debt	Insurance	Mortgage	Corporate	Total
Secured revolving credit agreements (1)	$55,000	$—	$—	$55,000
Secured term credit agreement (SOFR + 5.25%)(2)	—	—	74,438	74,438
8.50% Junior subordinated notes	125,000	—	—	125,000
9.25% Junior subordinated notes	150,000	—	—	150,000
Total corporate debt	330,000	—	74,438	404,438

Asset based debt
Asset based revolving financing (SOFR + 2.75%)	41,287	—	—	41,287
Residential mortgage warehouse borrowings (1.75% to 3.30% over SOFR)(4)(5)	—	78,377	—	78,377
Total asset based debt	41,287	78,377	—	119,664
Total debt, face value	371,287	78,377	74,438	524,102
Unamortized discount, net	—	—	(590)	(590)
Unamortized deferred financing costs	(14,136)	(15)	(1,801)	(15,952)
Total debt, net	$357,151	$78,362	$72,047	$507,560

TIPTREE INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2025

(in thousands, except share data)

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

(1)
The secured credit agreements include separate tranches with multiple rate structures that are adjustable based on Fortegra’s senior leverage ratio, which as of September 30, 2025 and December 31, 2024 was SOFR + 1.50%.
(2)
The $75,000 Corporate debt is a secured term credit agreement at 5.25% over the one month SOFR rate, with a floor of 1.00%.
(3)
Previously based on 3-month LIBOR, moved to SOFR plus the tenor spread adjustment of 0.26%, in accordance with the Adjustable Interest Rate (LIBOR) Act of 2021.
(4)
As of September 30, 2025, included (i) a $50,000 line of credit at 1.75%, 2.00% and 2.50% over the one month SOFR rate, (ii) a $25,000 line of credit at 1.75% over the one month SOFR rate, with a floor of 2.75%, (iii) a $30,000 line of credit at 1.875% over the one month SOFR rate and (iv) a $10,000 line of credit at 3.30% over the one month SOFR rate. As of December 31, 2024, included (i) a $50,000 line of credit at 1.75%, 2.00% and 2.50% over the one month SOFR rate, and (ii) a $25,000 line of credit at 1.75% over the one month SOFR rate, with a floor of 2.75%. (iii) a $30,000 line of credit at 1.875% over the one month SOFR rate and (iv) a $10,000 line of credit at 3.30% over the one month SOFR rate.
(5)
The weighted average coupon rate for residential mortgage warehouse borrowings was 6.02% and 6.25% at September 30, 2025 and December 31, 2024, respectively.

The following table presents the amount of interest expense the Company incurred on its debt for the following periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Interest expense - corporate debt	$9,334	$5,602	$27,518	$17,491
Interest expense - asset based debt	1,356	2,012	4,394	6,428
Total interest expense on debt	$10,690	$7,614	$31,912	$23,919

The following table presents the contractual principal payments and future maturities of the unpaid principal balance on the Company’s debt for the following periods:

As of September 30, 2025
Remainder of 2025	$—
2026	119,664
2027	55,000
2028	74,438
2029	—
2030 and thereafter	275,000
Total	$524,102

TIPTREE INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2025

(in thousands, except share data)

The following narrative is a summary of certain terms of our debt agreements for the nine months ended September 30, 2025:

Corporate Debt

Secured Revolving Credit Agreements

As of September 30, 2025 and December 31, 2024, a total of $55,000 and $0, respectively, was outstanding under the revolving line of credit. The maximum borrowing capacity under the agreements as of September 30, 2025 was $200,000.

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

Asset Based Debt

Asset Based Revolving Financing

As of September 30, 2025 and December 31, 2024, a total of $41,287 and $63,699, respectively, was outstanding under the borrowing related to our premium finance offerings in our insurance business.

Residential Mortgage Warehouse Borrowings

As of September 30, 2025, our mortgage business had three warehouse lines of credit with three separate lending partners totaling $105,000 of borrowing capacity. The $50,000 line of credit matures in August 2026, the $25,000 line of credit matures in June 2026, and the $30,000 line of credit matures in February 2026.

As of September 30, 2025 and December 31, 2024, a total of $78,377 and $68,394, respectively, was outstanding under such financing agreements.

Mortgage Servicing Rights (MSR) Line of Credit

As of September 30, 2025, our mortgage business had a MSR line of credit with borrowing capacity of $9,205 at 3.30% over SOFR, with no borrowings outstanding at the end of the period.

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

September 30, 2025

(in thousands, except share data)

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

September 30, 2025

(in thousands, except share data)

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

TIPTREE INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2025

(in thousands, except share data)

The following tables present the Company’s fair value hierarchies for financial assets and liabilities, measured on a recurring basis:

	As of September 30, 2025
	Quoted prices in active markets Level 1	Other significant observable inputs Level 2	Significant unobservable inputs Level 3	Fair value
Assets:
Available for sale securities, at fair value:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$—	$308,847	$—	$308,847
Obligations of state and political subdivisions	—	15,680	—	15,680
Obligations of foreign governments	—	62,495	—	62,495
Certificates of deposit	1,151	—	—	1,151
Asset backed securities	—	90,759	—	90,759
Corporate securities	—	826,471	—	826,471
Total available for sale securities, at fair value	1,151	1,304,252	—	1,305,403
Loans, at fair value:
Corporate loans	—	—	8,209	8,209
Mortgage loans held for sale	—	82,213	—	82,213
Total loans, at fair value	—	82,213	8,209	90,422
Equity securities:
Exchange traded funds	42	—	—	42
Other equity securities	162,333	—	9,298	171,631
Total equity securities	162,375	—	9,298	171,673
Other investments, at fair value:
Corporate bonds	—	—	—	—
Derivative assets	—	397	3,189	3,586
Other	—	22,547	5,616	28,163
Total other investments, at fair value	—	22,944	8,805	31,749
Mortgage servicing rights (1)	—	—	40,597	40,597
Total	$163,526	$1,409,409	$66,909	$1,639,844
Liabilities: (2)
Derivative liabilities	$—	$269	$16	$285
Fortegra Additional Warrants (Warburg)	—	—	28,518	28,518
Contingent consideration payable	—	—	1,896	1,896
Total	$—	$269	$30,430	$30,699

(1)
Included in other assets. See Note (13) Other Assets and Other Liabilities and Accrued Expenses.
(2)
Included in other liabilities and accrued expenses. See Note (13) Other Assets and Other Liabilities and Accrued Expenses.

TIPTREE INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2025

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

September 30, 2025

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

The following table presents additional information about assets that are measured at fair value on a recurring basis for which the Company has utilized Level 3 inputs to determine fair value for the following periods:

	Nine Months Ended September 30,
	2025	2024
Balance at January 1,	$63,335	$61,565
Net realized and unrealized gains or losses included in:
Earnings	(2,651)	1,333
OCI	—	75
Origination of IRLCs	34,098	31,100
Purchases	5,435	—
Distributions	(142)	(1,910)
Conversions to mortgage loans held for sale	(33,166)	(31,435)
Balance at September 30,	$66,909	$60,728

Changes in unrealized gains (losses) included in earnings related to assets still held at period end	$(2,982)	$1,333
Changes in unrealized gains (losses) included in OCI related to assets still held at period end	$—	$75

The following table presents the range and weighted average (WA) used to develop significant unobservable inputs for the fair value measurements of Level 3 assets and liabilities:

	As of				As of
	September 30, 2025	December 31, 2024			September 30, 2025				December 31, 2024
Assets	Fair value		Valuation technique	Unobservable input(s)	Range			WA (1)	Range			WA (1)
IRLCs	$3,189	$2,257	Internal model	Pull through rate	45%	to	95%	63%	45%	to	95%	60%
Mortgage				Discount rate	9%	to	14%	10%	10%	to	15%	11%
servicing	40,597	42,611	External	Cost to service	$65	to	$3,000	$129	$65	to	$3,000	$133
rights			model	Prepayment speed	3%	to	82%	11%	3%	to	87%	9%
Equity securities	9,298	8,185	Internal model	Forecast EBITDAR	$1,422,000	to	$1,604,000	N/A	$1,422,000	to	$1,604,000	N/A
Corporate loans	8,209	10,272	External model	Bid marks	$63	to	$65	$64	$78	to	$81	$80
Commercial real estate loan	5,616	—	Cash Flow model	Forecast cash flow	$20,000	to	$25,000	$23,640	$—	to	$—	$—
Total	$66,909	$63,325

Liabilities
				Equity value	N/A	to	N/A	$1,623,000	N/A	to	N/A	$1,172,000
Fortegra Additional				Time until liquidation	N/A	to	N/A	0.6 years	N/A	to	N/A	3.5 years
Warrants (Warburg)	$28,518	$10,958	External Model	Discount rate	3%	to	5%	4.2%	3%	to	5%	3.4%
				Implied Equity Volatility	N/A	to	N/A	N/A	40%	to	50%	45%
Contingent consideration	1,896	1,779	Cash Flow model	Forecast Cash EBITDA	$2,500	to	$4,000	N/A	$2,500	to	$4,000	N/A
payable				Forecast Underwriting EBITDA	$—	to	$2,000	N/A	$—	to	$2,000	N/A
Total	$30,414	$12,737

(1)
Unobservable inputs were weighted by the relative fair value of the instruments.

TIPTREE INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2025

(in thousands, except share data)

The following table presents the carrying amounts and estimated fair values of financial assets and liabilities that are not recorded at fair value and their respective levels within the fair value hierarchy:

	As of September 30, 2025			As of December 31, 2024
	Level within fair value hierarchy	Fair value	Carrying value	Level within fair value hierarchy	Fair value	Carrying value
Assets:
Debentures	2	$21,291	$21,291	2	$25,320	$25,320
Notes receivable, net	2	109,504	109,504	2	138,162	138,162
Total assets		$130,795	$130,795		$163,482	$163,482

Liabilities:
Debt	3	$521,012	$523,512	3	$439,906	$442,093
Total liabilities		$521,012	$523,512		$439,906	$442,093

TIPTREE INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2025

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

(11) Liability for Unpaid Claims and Claim Adjustment Expenses

Roll forward of Claim Liability

The following table presents the activity in the net liability for unpaid losses and allocated loss adjustment expenses of short duration contracts for the following periods:

	Nine Months Ended September 30,
	2025	2024
Policy liabilities and unpaid claims balance as of January 1,	$1,298,081	$844,848
Less: liabilities of policy-holder account balances, gross	(304)	(878)
Less: non-insurance warranty benefit claim liabilities	(2,837)	(2,103)
Gross liabilities for unpaid losses and loss adjustment expenses	1,294,940	841,867
Less: reinsurance recoverable on unpaid losses - short duration	(636,300)	(448,117)
Less: other lines, gross	(430)	(295)
Net balance as of January 1, short duration	658,210	393,455

Incurred (short duration) related to:
Current year	573,832	555,034
Prior years	(7,106)	646
Total incurred	566,726	555,680

Paid (short duration) related to:
Current year	253,734	242,422
Prior years	172,522	99,174
Total paid	$426,256	$341,596

Net balance as of September 30, short duration	$798,680	$607,539
Plus: reinsurance recoverable on unpaid losses - short duration	813,498	581,685
Plus: other lines, gross	366	241
Gross liabilities for unpaid losses and loss adjustment expenses	1,612,544	1,189,465
Plus : liabilities of policy-holder accounts balances, gross	—	600
Plus: non-insurance warranty benefit claim liabilities	3,158	2,792
Policy liabilities and unpaid claims balance as of September 30,	$1,615,702	$1,192,857

TIPTREE INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2025

(in thousands, except share data)

The following schedule reconciles the total amount of losses incurred on short duration contracts per the table above to the amount of total losses incurred as presented in the condensed consolidated statements of operations, excluding the amount for member benefit claims:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Short duration incurred	$191,463	$175,845	$566,726	$555,680
Other lines incurred	(5)	(83)	(83)	(26)
Unallocated loss adjustment expenses	944	170	3,478	917
Total losses incurred	$192,402	$175,932	$570,121	$556,571

During the nine months ended September 30, 2025, the Company experienced favorable prior year development of $7,106, primarily driven by lower-than-expected losses in its commercial and personal property lines of business.

During the nine months ended September 30, 2024, the Company experienced unfavorable prior year development of $646, primarily driven by higher-than expected claims paid development in our commercial lines of business.

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

The favorable prior year development of $7,106 in the nine months ended September 30, 2025 represented 4.4% of our insurance business income before taxes of $160,421 and 1.1% of the opening net liability for losses and loss adjustment expenses of $658,210, as of January 1, 2025.

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

The following table presents the disaggregated amounts of revenue from contracts with customers by product type for the following periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Service and Administrative Fees:
Service contract revenue	$69,479	$70,882	$212,598	$227,884
Motor club revenue	9,112	10,565	28,093	33,202
Other	667	1,341	2,700	3,128
Revenue from contracts with customers	$79,258	$82,788	$243,391	$264,214

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

September 30, 2025

(in thousands, except share data)

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

We do not disclose information about remaining performance obligations pertaining to contracts that have an original expected duration of one year or less. The transaction price allocated to remaining unsatisfied or partially unsatisfied performance obligations with an original expected duration exceeding one year was not material as of September 30, 2025.

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

The following table presents the activity in the deferred assets and liabilities related to revenue from contracts with customers for the following period:

	January 1, 2025			September 30, 2025
	Beginning balance	Additions	Amortization	Ending balance
Deferred acquisition costs
Service and Administrative Fees:
Service contract revenue	$211,406	$65,276	$69,330	$207,352
Motor club revenue	12,904	21,199	21,998	12,105
Total	$224,310	$86,475	$91,328	$219,457
Deferred revenue
Service and Administrative Fees:
Service contract revenue	$617,633	$185,373	$212,598	$590,408
Motor club revenue	16,746	27,031	28,093	15,684
Other	—	2,692	2,692	—
Total	$634,379	$215,096	$243,383	$606,092

For the periods presented, no write-offs for unrecoverable deferred acquisition costs and deferred revenue were recognized.

(13) Other Assets and Other Liabilities and Accrued Expenses

Other Assets

The following table presents the components of other assets as reported in the condensed consolidated balance sheets:

	As of
	September 30, 2025	December 31, 2024
Accrued investment income	$13,919	$12,415
Loans eligible for repurchase	54,370	56,279
Mortgage servicing rights	40,597	42,611
Right of use assets - operating leases (1)	27,549	27,816
Income tax receivable	2,340	1,976
Furniture, fixtures and equipment, net	26,722	27,321
Due from broker/trustee	100	28,327
Prepaid expenses	12,241	12,481
Other	3,359	4,632
Total other assets	$181,197	$213,858

(1)
See Note (19) Commitments and Contingencies for additional information.

TIPTREE INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2025

(in thousands, except share data)

The following table presents the depreciation expense related to furniture, fixtures and equipment for the following periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Depreciation expense related to furniture, fixtures and equipment	$1,897	$1,516	$4,977	$4,637

Other Liabilities and Accrued Expenses

The following table presents the components of other liabilities and accrued expenses as reported in the condensed consolidated balance sheets:

	As of
	September 30, 2025	December 31, 2024
Accounts payable and accrued expenses	$114,808	$83,287
Loans eligible for repurchase liability	54,370	56,279
Deferred tax liabilities, net	220,449	170,802
Operating lease liabilities (1)	35,220	36,588
Commissions payable	3,401	7,066
Derivative liabilities	28,803	11,127
Due to broker/trustee	11,061	2,693
Other	38,364	40,083
Total other liabilities and accrued expenses	$506,476	$407,925

(1)
See Note (19) Commitments and Contingencies for additional information.

(14) Other Revenue and Other Expenses

Other Revenue

The following table presents the components of other revenue as reported in the condensed consolidated statement of operations.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Other investment income (1)	$6,949	$6,885	$20,070	$19,389
Financing interest income	3,977	4,967	12,214	13,978
Other (2)	3,915	6,509	12,326	18,627
Total other revenue	$14,841	$18,361	$44,610	$51,994

(1)
See Note (4) Investments for the components of Other investment income.
(2)
Includes $3,300 and $6,150 for the three months ended September 30, 2025 and 2024, respectively, and $11,192 and $17,439 for the nine months ended September 30, 2025 and 2024, respectively, related to Insurance.

Other Expenses

The following table presents the components of other expenses as reported in the condensed consolidated statement of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
General and administrative	$11,547	$11,026	$34,698	$31,877
Professional fees	11,617	7,106	31,582	22,402
Premium taxes	6,083	3,662	16,783	14,781
Mortgage origination expenses	3,573	3,337	10,946	9,817
Rent and related	3,967	3,988	11,933	12,252
Fortegra Additional Warrants (Warburg)	16,967	946	17,560	6,018
Other	7,980	4,725	17,841	14,059
Total other expenses	$61,734	$34,790	$141,343	$111,206

TIPTREE INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2025

(in thousands, except share data)

(15) Stockholders' Equity

Stock Repurchases

The Board of Directors authorized the Company to make repurchases of up to $20,000 of shares of the Company’s outstanding common stock in the aggregate, at the discretion of the Company’s Executive Committee. There were no shares repurchased during the nine months ended September 30, 2025. As of September 30, 2025, the remaining repurchase authorization was $11,945.

Dividends

The Company declared cash dividends per share for the following periods presented below:

	Dividends per share for the
	Nine Months Ended September 30,
	2025	2024
First quarter	$0.06	$0.06
Second quarter	0.06	0.06
Third quarter	0.06	0.06
Total cash dividends declared	$0.18	$0.18

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

In March and April 2024, Tiptree, Warburg and Fortegra independent directors contributed $30,044, $9,889 and $67, respectively, to Fortegra in exchange for Fortegra Common Stock. As of September 30, 2025, Fortegra was owned approximately 78.9% by Tiptree Holdings, 17.6% by Warburg and 3.5% by management and directors of Fortegra before giving effect to the exercise of outstanding warrants and management options and the conversion of outstanding preferred stock.

Fortegra Preferred Stock

The face amount of the Fortegra Preferred Stock is $80,000. Dividends are cumulative and accrue at a rate of 8% per annum, compounding quarterly. Any quarterly dividend may be paid in cash, at Fortegra’s option. For the nine months ended September 30, 2025 and 2024, cash dividends declared were $4,787 and $4,804, respectively.

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

TIPTREE INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2025

(in thousands, except share data)

The number of shares of Fortegra Common Stock issuable to Warburg or Tiptree with respect to the Fortegra Additional Warrants is subject to adjustment for Fortegra Common Stock splits, stock or cash dividends and similar transactions. The Fortegra Additional Warrants are exercisable from the earlier of a transaction that results in Warburg having sold 50% of its Fortegra Common Stock or the fifth anniversary of the closing date. The maximum number of shares issued to Warburg or Tiptree, if exercised with cash, would be an additional 1.7% interest in Fortegra on an as converted basis (including its ownership of Fortegra Common and Preferred Stock). As of September 30, 2025, the estimated fair value of the Fortegra Additional Warrants (WP) was $28,518 based on the expected Merger proceeds and estimated closing date in 2026.

The following table presents the components of non-controlling interests as reported in the condensed consolidated balance sheets:

	As of
	September 30, 2025	December 31, 2024
Fortegra preferred interests	$77,679	$77,679
Fortegra common interests	158,565	121,394
Total non-controlling interests	$236,244	$199,073

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

Statutory Capital and Surplus

The Company’s insurance company subsidiaries must maintain minimum amounts of statutory capital and surplus as required by regulatory authorities, including the NAIC; their capital and surplus levels exceeded respective minimum requirements as of September 30, 2025 and December 31, 2024.

Under the NAIC Risk-Based Capital Act of 1995, a company’s Risk-Based Capital (RBC) is calculated by applying certain risk factors to various asset, claim and reserve items. If a company's adjusted surplus falls below calculated RBC thresholds, regulatory intervention or oversight is required. The Company’s U.S. domiciled insurance company subsidiaries' RBC levels, as calculated in accordance with the NAIC’s RBC instructions, exceeded all RBC thresholds as of September 30, 2025 and December 31, 2024.

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

There were no dividends paid to the Company by its U.S. domiciled insurance company subsidiaries for the nine months ended September 30, 2025 and 2024. The combined amount available for ordinary dividends of the Company's U.S. domiciled insurance company subsidiaries for the following periods:

	As of
	September 30, 2025	December 31, 2024
Amount available for ordinary dividends of the Company's insurance company subsidiaries	$71,030	$78,614

The following table presents the dividends paid to the Company by its insurance company subsidiaries for the following periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Ordinary dividends	$—	$—	$7,000	$—
Extraordinary dividends	—	—	3,000	—
Total dividends	$—	$—	$10,000	$—

TIPTREE INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2025

(in thousands, except share data)

At September 30, 2025, the maximum amount of dividends that our U.S. domiciled insurance company subsidiaries could pay under applicable laws and regulations without regulatory approval was approximately $71,030. The Company may seek regulatory approval to pay dividends in excess of this permitted amount, but there can be no assurance that the Company would receive regulatory approval if sought.

(16) Accumulated Other Comprehensive Income (Loss) (AOCI)

The following table presents the activity of AFS securities in AOCI, net of tax, for the following periods:

	Unrealized gains (losses) on available for sale securities	Foreign currency translation adjustment	Total AOCI	Amount attributable to non-controlling interests	Total AOCI to Tiptree Inc.
Balance at December 31, 2023	$(32,145)	$(98)	$(32,243)	$6,170	$(26,073)
Other comprehensive income (losses) before reclassifications	9,308	5,241	14,549	(3,764)	10,785
Amounts reclassified from AOCI	117	—	117	—	117
OCI	9,425	5,241	14,666	(3,764)	10,902
Balance at September 30, 2024	$(22,720)	$5,143	$(17,577)	$2,406	$(15,171)

Balance at December 31, 2024	$(32,266)	$(2,529)	$(34,795)	$7,045	$(27,750)
Other comprehensive income (losses) before reclassifications	13,795	13,051	26,846	(7,256)	19,590
Amounts reclassified from AOCI	404	—	404	—	404
OCI	14,199	13,051	27,250	(7,256)	19,994
Balance at September 30, 2025	$(18,067)	$10,522	$(7,545)	$(211)	$(7,756)

The following table presents the reclassification adjustments out of AOCI included in net income and the impacted line items on the condensed consolidated statement of operations for the following periods:

	Three Months Ended September 30,		Nine Months Ended September 30,		Affected line item in consolidated statements
Components of AOCI	2025	2024	2025	2024	of operations
Unrealized gains (losses) on available for sale securities	$65	$(57)	$(523)	$(150)	Net realized and unrealized gains (losses)
Related tax (expense) benefit	(15)	9	119	33	Provision for income tax
Net of tax	$50	$(48)	$(404)	$(117)

(17) Stock Based Compensation

Tiptree Equity Plans

The table below summarizes changes to the issuances under the Company’s 2017 Omnibus Incentive Equity Plan for the periods indicated, excluding awards granted under the Company’s subsidiary incentive plans that are exchangeable for Tiptree common stock:

2017 Equity Plan	Number of shares
Available for issuance as of December 31, 2024	756,984
RSU, stock and option awards granted	(292,428)
Available for issuance as of September 30, 2025	464,556

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

September 30, 2025

(in thousands, except share data)

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

The following table presents changes to the issuances of RSUs under the 2017 Omnibus Incentive Equity Plan for the periods indicated:

	Number of shares issuable	Weighted average grant date fair value
Unvested units as of December 31, 2024	287,684	$15.22
Granted	292,428	21.43
Vested	(362,094)	18.39
Unvested units as of September 30, 2025 (1)	218,018	$18.64

(1)
Includes 76,930, 70,866 and 70,222 shares that vest in 2026, 2027 and 2028, respectively.

The following tables present the detail of the granted and vested RSUs and Stock Awards for the periods indicated:

	Nine Months Ended September 30,			Nine Months Ended September 30,
Granted	2025	2024	Vested	2025	2024
Directors	9,615	13,309	Directors	9,615	13,309
Employees	282,813	78,360	Employees	352,479	31,470
Total Granted	292,428	91,669	Total Vested	362,094	44,779
			Taxes	(117,764)	(11,395)
			Net Vested	244,330	33,384

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

As of September 30, 2025, 4,520,833 PRSUs were unvested. The below table illustrates the aggregate number of PRSUs that will vest upon the achievement of each Tiptree share price target. Such price targets are adjusted down for cumulative dividends paid by the Company since grant (e.g., the next share price target is $28.89 as adjusted for cumulative dividends paid to date).

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

September 30, 2025

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

Stock Option Awards

Between 2016 and 2020, option awards were granted to the Executive Committee with an exercise price equal to the fair market value of our common stock on the date of grant. The option awards have a 10-year term and are subject to the recipient’s continuous service, a market requirement, and vest one third on each of the three, four, and five-year anniversaries of the grant date. As of September 30, 2025, the market requirement for all outstanding options has been achieved. There were no stock option awards granted from 2021 to September 30, 2025.

The following table presents the Company’s stock option activity for the current period:

	Options outstanding	Weighted average exercise price (in dollars per stock option)	Weighted average grant date value (in dollars per stock option)	Options exercisable
Balance, December 31, 2024	1,583,873	$6.51	$2.25	1,442,114
Balance, September 30, 2025	910,130	$6.61	$2.25	910,130
Weighted average remaining contractual term at September 30, 2025 (in years)	3.6

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

As of September 30, 2025, unvested time vesting RSUs represented 0.2% and unvested time and performance vesting options represented 3.5% of Fortegra Common Stock (in each case, assuming conversion of the Fortegra Preferred Stock). The RSUs include a retirement provision and are amortized over the lesser of the service condition or expected retirement date. The time vested options vest in equal parts over five years with the first tranche vested and exercised in 2024. The performance vested options vest based on specific internal rate of return targets determined at the time of a change of control of Fortegra or sale by Warburg of more than 50% of its Fortegra securities (on an as converted basis) acquired in 2022. A majority of these time and performance options must be exercised in the calendar year they vest and shall be deemed automatically exercised if not otherwise done so by December 31 of the calendar year in which they vest. The fair value option grants were estimated on the date of grant using a Black-Scholes Merton option pricing formula embedded within a Monte Carlo model used to simulate the future value of Fortegra Common Stock, which assumes the market requirement is achieved. Key assumptions used in the model were a historical volatility of 45.0%, a risk free rate of 3.7%, no dividend yield and an expected term of 4.2 years.

In 2023, Fortegra granted performance based restricted stock units (Fortegra PRSUs) that vest based on the achievement of specified gross written premium volume targets and underwriting ratios for selected specialty insurance lines written in 2024. Upon vesting, the

TIPTREE INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2025

(in thousands, except share data)

Fortegra PRSUs entitle recipients to participate in an aggregate pool of between $5,000 and $20,000 payable in shares of Fortegra. The Fortegra PRSUs are accounted for as liability awards with one-third of the award pool vested and issued in September 2025 and two-thirds of the pool remain unvested as of September 30, 2025.

The following table presents changes to the issuances of subsidiary awards under the subsidiary incentive plans for the periods indicated:

Grant date fair value of equity shares issuable
Unvested balance as of December 31, 2024	$19,112
Granted	6,915
Vested	(8,307)
Forfeited	(831)
Unvested balance as of September 30, 2025	$16,889

Stock Based Compensation Expense

The following table presents total stock based compensation expense and the related income tax benefit recognized on the condensed consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Employee compensation and benefits	$5,554	$5,898	$16,892	$13,012
Director compensation	75	70	222	208
Income tax benefit	(1,722)	(1,253)	(3,125)	(2,776)
Net stock based compensation expense	$3,907	$4,715	$13,988	$10,444

Additional information on total non-vested stock based compensation is as follows:

	As of September 30, 2025
	Subsidiary Stock options	Restricted stock awards and RSUs	Performance Restricted Stock Units
Unrecognized compensation cost related to non-vested awards (1)	$13,319	$930	$10,601
Weighted - average recognition period (in years)	1.4	1.0	1.0

(1)
Includes unrecognized compensation cost of $13,319 related to stock options and $2,985 related to PRSUs at The Fortegra Group.

(18) Income Taxes

The following table presents the Company’s provision (benefit) for income taxes reflected as a component of income (loss):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025		2024		2025		2024
Total income tax expense (benefit)	$22,666		$16,308		$56,656		$48,799
Effective tax rate (ETR)	59.2%	(1)	44.4%	(1)	48.7%	(1)	45.6%	(1)

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

For the three months ended September 30, 2025, the deferred tax liability relating to Fortegra increased by $7,258, of which $1,101 of expense was recorded in OCI, and $6,157 of expense was recorded as a provision for income taxes. For the three months ended September 30, 2024, the deferred tax liability relating to Fortegra increased by $9,913, of which $4,006 of expense was recorded in OCI, and $5,907 of expense was recorded as a provision for income taxes. Excluding the impact of these deferred taxes, the effective tax rates for the three months ended September 30, 2025 and 2024 were 43.1% and 28.2%, respectively.

For the nine months ended September 30, 2025, the deferred tax liability relating to Fortegra increased by $24,538, of which $5,721 of expense was recorded in OCI, and $18,817 of expense was recorded as a provision for income taxes. For the nine months ended

TIPTREE INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2025

(in thousands, except share data)

September 30, 2024, the deferred tax liability relating to Fortegra increased by $19,844, of which $3,115 of expense was recorded in OCI, and $16,729 of expense was recorded as a provision for income taxes. Excluding the impact of these deferred taxes, the effective tax rates for the nine months ended September 30, 2025 and 2024 were 32.5% and 29.9%, respectively.

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

“An Act to provide for reconciliation pursuant to title II of H. Con. Res. 14,” commonly referred to as the One Big Beautiful Bill Act (“OBBBA”), was enacted into law in the U.S on July 4, 2025. The OBBBA permanently extended parts of the Tax Cuts and Jobs Act, updated international tax rules, and restored certain business tax benefits. Its provisions take effect between 2025 and 2027. We do not expect these provisions to have a material impact on our financial statements.

(19) Commitments and Contingencies

The following table presents rent expense for the Company’s office leases recorded in other expenses on the condensed consolidated statements of operations for the following periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Rent expense for office leases	$1,796	$1,918	$5,376	$5,875

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

TIPTREE INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2025

(in thousands, except share data)

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

The following table presents a reconciliation of basic and diluted net income per common share for the following periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net income (loss)	$15,610	$20,473	$59,682	$58,327
Less:
Net income (loss) attributable to non-controlling interests	9,189	8,558	28,666	24,511
Net income allocated to participating securities	37	92	181	270
Net income (loss) attributable to Tiptree Inc. common shares - basic	6,384	11,823	30,835	33,546
Effect of Dilutive Securities:
Securities of subsidiaries	(1,548)	(956)	(4,766)	(2,374)
Adjustments to income relating to exchangeable interests and contingent considerations, net of tax	1	2	4	7
Net income (loss) attributable to Tiptree Inc. common shares - diluted	$4,837	$10,869	$26,073	$31,179
Weighted average number of shares of common stock outstanding - basic	37,565,019	36,789,571	37,470,832	36,781,408
Weighted average number of incremental shares of common stock issuable from exchangeable interests and contingent considerations	1,018,728	1,028,920	1,080,137	1,003,229
Weighted average number of shares of common stock outstanding - diluted	38,583,747	37,818,491	38,550,969	37,784,637

Basic net income (loss) attributable to common shares	$0.17	$0.32	$0.82	$0.91
Diluted net income (loss) attributable to common shares	$0.13	$0.29	$0.68	$0.83

(21) Related Party Transactions

Tiptree Advisors is a related party of the Company because Tiptree Advisors is deemed to be controlled by Michael Barnes, the Company’s Executive Chairman. Tiptree Advisors manages investment portfolio accounts of Fortegra and certain of its subsidiaries under an investment advisory agreement (the IAA). The Company is invested in funds managed by Tiptree Advisors. The Company incurred $8,045 and $1,594 of management and incentive fees for the three months ended September 30, 2025 and 2024, respectively. The Company incurred $12,063 and $4,760 of management and incentive fees for the nine months ended September 30, 2025 and 2024, respectively.

For the nine months ended September 30, 2025, the Company’s percentage of profits interest in Tiptree Advisors was 52.0%.

TIPTREE INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2025

(in thousands, except share data)

Pursuant to the Transition Services Agreement, the Company and Tiptree Advisors have mutually agreed to provide certain services to one another. Payments under the Transition Services Agreement in the nine months ended September 30, 2025 and 2024 were not material.

Pursuant to a Partner Emeritus Agreement, the Company agreed to provide Mr. Inayatullah, a greater than 5% stockholder of the Company, support services and reimburse Mr. Inayatullah for a portion of benefit expenses in exchange for advice and other consulting services as requested by the Company’s Executive Committee. Transactions related to the Partner Emeritus Agreement in the nine months ended September 30, 2025 and 2024 were not material.

(22) Subsequent Events

On October 28, 2025, the Company’s board of directors declared a quarterly cash dividend of $0.06 per share to holders of common stock with a record date of November 17, 2025, and a payment date of November 24, 2025.

On October 31, 2025, Tiptree entered into a Purchase Agreement, dated as of October 31, 2025 (the "Purchase Agreement") by and among Carrington Holding Company, LLC, as buyer (the "Reliance Buyer"), Tiptree and Reliance Holdings LLC ("Holdings"), a wholly owned subsidiary of Tiptree, as sellers (the "Reliance Sellers") and Reliance First Capital, LLC, a wholly owned subsidiary of Holdings ("Reliance").

Pursuant to the Purchase Agreement, the Reliance Buyer will acquire from the Reliance Sellers, pursuant to the terms of the Purchase Agreement, all of the issued and outstanding membership interests of Reliance for an amount equal, in U.S. dollars, to the sum of (a) the product of (i) the Tangible Book Value (as defined in the Purchase Agreement) of Reliance as of the closing of the Reliance Transaction and (ii) 93.50%; less (b) Transaction Expenses (as defined in the Purchase Agreement); less (c) Unpaid Taxes (as defined in the Purchase Agreement) (the "Reliance Transaction"). At the closing of the Reliance Transaction, the Reliance Buyer will pay, or cause to be paid, to the Reliance Sellers the Estimated Cash Payment (as defined in the Purchase Agreement), less an amount equal to the Purchase Price Adjustment Holdback Amount (as defined in the Purchase Agreement).

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations is presented in this section as follows:

•
Overview
•
Results of Operations
•
Non-GAAP Measures and Reconciliations
•
Liquidity and Capital Resources
•
Critical Accounting Policies and Estimates

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

Our year-to-date 2025 highlights include:

Overall:

•
On September 26, 2025, Tiptree entered into the Merger Agreement with Purchaser and Fortegra, pursuant to which and subject to the conditions set forth therein, Tiptree and Warburg will sell all of the issued and outstanding shares of common stock of Fortegra to Purchaser for aggregate consideration of $1.65 billion in cash (subject to certain adjustments set forth in the Merger Agreement). A subsidiary of Purchaser, Merger Sub, to be incorporated in Delaware following the date of the Merger Agreement and prior to the Closing will, upon its formation, execute a joinder to the Merger Agreement and at the Closing, Merger Sub will merge with and into Fortegra, with Fortegra being the surviving corporation. As of September 30, 2025, Tiptree owns approximately 69.1% of Fortegra on a fully diluted basis. The terms of the Merger, as contemplated by the Merger Agreement, provide that, at the Closing, Purchaser will acquire complete common equity ownership of Fortegra and all of its subsidiaries. This pending transaction has had no impact on Tiptree's financial statements at September 30, 2025, other than incurred transaction expenses of approximately $8.1 million and $11.7 million, respectively, for the three and nine months ended September 30, 2025. If the transaction had been completed as of September 30, 2025, Tiptree would have reflected the below:

As of
September 30, 2025
Consideration	$1,650,000
Less: transaction expenses	27,000
Net consideration	1,623,000
Tiptree diluted ownership of Fortegra	69.10%
Fair value of consideration received	$1,121,490

Estimated gain on disposal	$448,679

•
Tiptree reported net income of $31.0 million for the nine months ended September 30, 2025, compared to $33.8 million in the prior year period, with the decrease driven by deal-related expenses, increase in the Fortegra Additional Warrant liability, and incremental interest expense on $74.4 million of outstanding borrowings at the holding company level, partially offset by growth in Fortegra’s underwriting and fee income, and investment gains on equities. Return on average equity was 8.6% for the nine months ended September 30, 2025 as compared to 10.3% for the nine months ended September 30, 2024.
•
Adjusted net income of $79.2 million increased from $72.8 million in the nine months ended September 30, 2024, driven by growth in insurance operations. Adjusted return on average equity was 21.9%, as compared to 22.1% in 2024.
•
On October 31, 2025, Tiptree entered into the Purchase Agreement with Reliance Buyer and Reliance, pursuant to which and subject to the conditions set forth therein, Tiptree will sell all of the issued and outstanding shares of common stock of Reliance to Reliance Buyer for aggregate consideration of 93.5% of tangible book value, or an estimated $51 million of gross proceeds as of September 30, 2025 (subject to certain adjustments set forth in the Purchase Agreement).

Insurance:

•
Gross written premiums and premium equivalents were $2.5 billion for the nine months ended September 30, 2025, an increase of $304.2 million, or 13.7%, from the prior year period as a result of growth in E&S insurance lines in the U.S. and Europe.
•
Net written premiums were $1.2 billion for the nine months ended September 30, 2025, an increase of 10.2% from the nine months ended September 30, 2024, driven by growth in gross written premiums and stable premium retention levels.
•
Total revenues were $1.5 billion, an increase of $26.5 million, or 1.8%, from the nine months ended September 30, 2024, driven by growth in earned premiums, net, net investment income, and net realized and unrealized gains, partially offset by decreases in service and administrative fees and other revenue.
•
Combined ratio of 88.5%, an improvement of 1.7 percentage points, driven by improvement in the underwriting ratio, partially offset by an increased expense ratio as we continue to invest in U.S. and European E&S markets.
•
Income before taxes of $160.4 million as compared to $135.3 million in the nine months ended September 30, 2024, with the increase driven by improved insurance operations and higher investment gains. Return on average equity was 22.2% in 2025 as compared to 25.1% in the nine months ended September 30, 2024.
•
Adjusted net income (before NCI) was $135.2 million, an increase of $20.7 million, or 18.1%, from the nine months ended September 30, 2024. Adjusted return on average equity was 25.7%, as compared to 28.8% in the nine months ended September 30, 2024.
•
Fortegra’s total stockholders’ equity was $776.2 million as of September 30, 2025, compared to $625.5 million as of December 31, 2024, an increase of 24.1%, driven by growth in retained earnings and a decrease in the accumulated other comprehensive loss position.

Tiptree Capital:

•
Mortgage income before taxes was $0.2 million for the nine months ended September 30, 2025, as compared to income of $1.2 million in the nine months ended September 30, 2024, with the decrease primarily driven by negative fair value adjustments in mortgage servicing rights, partially offset by higher loan servicing fees.

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

RESULTS OF OPERATIONS

The following is a summary of our condensed consolidated financial results for the three and nine months ended September 30, 2025 and 2024. In addition to GAAP results, management uses the Non-GAAP measures Adjusted net income, Adjusted return on average equity and book value per share as measurements of operating performance. Management believes these measures provide supplemental information useful to investors as they are frequently used by the financial community to analyze financial performance and comparison among companies.

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

Selected Key Metrics

($ in thousands, except per share information)	Three Months Ended September 30,		Nine Months Ended September 30,
GAAP:	2025	2024	2025	2024
Total revenues	$540,302	$494,362	$1,566,478	$1,539,256
Net income (loss) attributable to common stockholders	$6,421	$11,915	$31,016	$33,816
Diluted earnings per share	$0.13	$0.29	$0.68	$0.83
Cash dividends paid per common share	$0.06	$0.06	$0.18	$0.18
Return on average equity	5.1%	10.6%	8.6%	10.3%

Non-GAAP: (1)
Adjusted net income	$28,764	$27,872	$79,223	$72,827
Adjusted return on average equity	22.9%	24.8%	21.9%	22.1%

(1)
See “—Non-GAAP Reconciliations” for a discussion of non-GAAP financial measures.

Revenues

For the three months ended September 30, 2025, revenues were $540.3 million, which increased $45.9 million, or 9.3%, compared to the prior year period. For the nine months ended September 30, 2025, revenues were $1.6 billion, which increased $27.2 million, or 1.8%, compared to the prior year period. The increase for the three month period was primarily driven by growth in earned premiums, net, and net realized and unrealized gains, partially offset by a decline in other revenue. The increase for the nine month period was primarily driven by growth in earned premiums, net, higher net investment income and net realized and unrealized gains, partially offset by declines in service and administrative fees and other revenue.

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

($ in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net realized and unrealized gains (losses) - Invesque(1)	$—	$—	$—	$(3,536)
Net realized and unrealized gains (losses)(2)	$24,506	$(2,423)	$31,542	$9,964

(1)
On April 15, 2024, the Company sold its 16.98 million shares of Invesque for $0.6 million of proceeds resulting in a realized loss of $134.2 million.
(2)
Excludes Invesque and Mortgage realized and unrealized gains and losses.

Net Income (Loss) Attributable to common stockholders

For the three months ended September 30, 2025, the net income attributable to common stockholders was $6.4 million, compared to $11.9 million in the prior year period. For the nine months ended September 30, 2025, the net income attributable to common stockholders was $31.0 million, compared to a net income of $33.8 million in the prior year period. Decreases in both periods were driven by deal-related expenses, an increase in the Fortegra Additional Warrant liability, and incremental interest expense on $74.4 million of outstanding borrowings at the holding company level, partially offset by growth in Fortegra’s underwriting and fee income, and investment gains on equities.

Adjusted net income & Adjusted return on average equity - Non-GAAP

Adjusted net income for the three months ended September 30, 2025 was $28.8 million, an increase of $0.9 million, or 3.2%, from the three months ended September 30, 2024, driven by growth in Fortegra's operations. For the three months ended September 30, 2025, adjusted return on average equity was 22.9%, as compared to 24.8% for the three months ended September 30, 2024.

Adjusted net income for the nine months ended September 30, 2025 was $79.2 million, an increase of $6.4 million, or 8.8%, from the nine months ended September 30, 2024, driven by growth in Fortegra's operations. For the nine months ended September 30, 2025 and 2024, adjusted return on average equity was 21.9% as compared to 22.1% in the prior year period.

Book Value per share - Non-GAAP

Total stockholders’ equity was $741.4 million as of September 30, 2025 compared to $656.2 million as of September 30, 2024, with the increase driven by comprehensive income over the trailing four quarters, partially offset by net changes in non-controlling interests, preferred dividends paid at Fortegra and common dividends paid by Tiptree. In the nine months ended September 30, 2025, Tiptree returned $6.8 million to stockholders through dividends paid.

Book value per share for the period ended September 30, 2025 was $13.36, a 6.4% increase from book value per share of $12.56 as of September 30, 2024, driven by comprehensive income per share, partially offset by dividends paid of $0.49 per share, net changes in non-controlling interests and preferred dividends paid at Fortegra.

Results by Segment

We classify our business into two reportable segments, Insurance and Mortgage, with the remainder of our operations aggregated into Tiptree Capital - Other. Corporate activities include holding company interest expense, corporate employee compensation and benefits, and other expenses, including public company expenses.

The following tables present the components of Revenue, Income (loss) before taxes and Adjusted net income for the following periods:

($ in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenues:
Insurance	$522,616	$481,013	$1,516,214	$1,489,711
Mortgage	16,170	14,892	47,581	46,666
Tiptree Capital - other	1,516	(1,543)	2,683	2,879
Corporate	—	—	—	—
Total revenues	$540,302	$494,362	$1,566,478	$1,539,256

Income (loss) before taxes:
Insurance	$55,223	$47,209	$160,421	$135,270
Mortgage	202	(89)	230	1,192
Tiptree Capital - other	1,366	(2,603)	(1,755)	602
Corporate	(18,515)	(7,736)	(42,558)	(29,938)
Total income (loss) before taxes	$38,276	$36,781	$116,338	$107,126

Non-GAAP - Adjusted net income: (1)
Insurance	$39,067	$31,728	$106,794	$90,744
Mortgage	556	1,359	1,183	1,231
Tiptree Capital - other	848	42	(8)	870
Corporate	(11,707)	(5,257)	(28,746)	(20,018)
Total adjusted net income	$28,764	$27,872	$79,223	$72,827

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

As of September 30, 2025, Fortegra was owned approximately 78.9% by Tiptree, 17.6% by Warburg and 3.5% by management and directors of Fortegra, before giving effect to the exercise of outstanding warrants and management options, and the conversion of outstanding preferred stock. The following tables and discussion present the Insurance segment results, including non-controlling interests, for the three months ended September 30, 2025 and 2024.

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

See “—Non-GAAP Reconciliations” for a reconciliation of adjusted net income and adjusted return on average equity to their GAAP equivalents.

Results of Operations - Three Months Ended September 30, 2025 compared to 2024

($ in thousands)	Three Months Ended September 30,
	2025	2024	Change	% Change
Revenues:
Earned premiums, net	$383,881	$359,496	$24,385	6.8%
Service and administrative fees	95,821	95,362	459	0.5%
Ceding commissions	3,483	3,716	(233)	(6.3)%
Net investment income	7,397	9,111	(1,714)	(18.8)%
Net realized and unrealized gains (losses)	24,761	2,218	22,543	1016.4%
Other revenue	7,273	11,110	(3,837)	(34.5)%
Total revenues	$522,616	$481,013	$41,603	8.6%
Expenses:
Net losses and loss adjustment expenses	$192,402	$175,932	$16,470	9.4%
Member benefit claims	24,928	27,510	(2,582)	(9.4)%
Commission expense	144,919	154,005	(9,086)	(5.9)%
Employee compensation and benefits	41,736	37,876	3,860	10.2%
Interest expense	8,261	7,173	1,088	15.2%
Depreciation and amortization	4,824	4,970	(146)	(2.9)%
Other expenses	50,323	26,338	23,985	91.1%
Total expenses	$467,393	$433,804	$33,589	7.7%
Income (loss) before taxes (1)	$55,223	$47,209	$8,014	17.0%

Key Performance Metrics:
Gross written premiums and premium equivalents	$859,757	$776,847	$82,910	10.7%
Net written premiums	$396,672	$389,273	$7,399	1.9%
Loss ratio	46.4%	45.1%
Acquisition ratio	26.9%	31.1%
Underwriting ratio	73.3%	76.2%
Operating expense ratio	14.0%	14.0%
Combined ratio	87.3%	90.2%
Return on average equity	19.6%	24.3%
Non-GAAP Financial Measures (2):
Adjusted net income (before NCI)	$49,543	$40,042	$9,501	23.7%
Adjusted return on average equity	26.3%	27.7%
Adjusted net income	$39,067	$31,728	$7,339	23.1%

(1)
Net income was $36.6 million for the three months ended September 30, 2025 compared to $35.1 million for the three months ended September 30, 2024.
(2)
See “—Non-GAAP Reconciliations” for a discussion of non-GAAP financial measures.

Revenues - Three Months Ended September 30, 2025 compared to 2024

For the three months ended September 30, 2025, total revenues increased 8.6%, to $522.6 million, as compared to $481.0 million for the three months ended September 30, 2024. Earned premiums, net of $383.9 million increased $24.4 million, or 6.8%, driven by growth in specialty E&S and admitted insurance lines. Earned premiums assumed from other insurance companies were $135.8 million, or 35.4% of the total, compared to $129.5 million, or 36.0% of the total, in the prior year period. As it expands to new geographies and expands product offerings, the Company works to obtain necessary licenses and intends to write this business directly upon obtaining necessary licenses. The Company views direct written and assumed business as having similar characteristics. Service and administrative fees of $95.8 increased by 0.5% driven primarily by an increase in ceding fee income, partially offset by a decline in service fee income in the U.S. and Europe. Ceding commissions of $3.5 million decreased by $0.2 million, or 6.3%. Other revenues decreased by $3.8 million, or 34.5%, driven by lower interest income on cash equivalents and premium finance product offerings.

For the three months ended September 30, 2025, net investment income was $7.4 million as compared to $9.1 million in the prior year period, a decrease of $1.7 million driven by $5.7 million of incentive fees related to realized and unrealized gains on equities and alternatives securities, partially offset by increased yields on investments and increased allocation to fixed income securities compared to cash equivalents. Net realized and unrealized gains were $24.8 million, an improvement of $22.5 million, as compared to net realized and unrealized gains of $2.2 million in the prior year period, primarily driven by the change in fair value of certain equity and other investments carried at fair value. Unrealized gains on AFS securities impacting OCI for the three months ended September 30, 2025 were $10.7 million, driven by positive fair value adjustments on U.S. Treasury securities and obligations of U.S. government authorities and agencies, corporate bonds and other investments.

Expenses - Three Months Ended September 30, 2025 compared to 2024

For the three months ended September 30, 2025, net losses and loss adjustment expenses were $192.4 million, member benefit claims were $24.9 million and commission expense was $144.9 million, as compared to $175.9 million, $27.5 million, and $154.0 million, respectively, for the three months ended September 30, 2024. The increase in net losses and loss adjustment expenses of $16.5 million, or 9.4%, was in line with the increase in earned premiums, net, driven by the U.S. insurance lines. During three months ended September 30, 2025 and 2024, the Company experienced unfavorable prior year development of $1.2 million, and $1.4 million, respectively, driven by higher-than-expected claims in our commercial lines of business. The decrease in member benefit claims of $2.6 million, or 9.4%, was driven by the decrease in service fee income, partially offset by higher replacement costs and labor rates on vehicle service contracts in the U.S. and Europe. Commission expenses decreased by $9.1 million, or 5.9%, driven by a decrease in service fee income, in addition to the impacts from sliding scale commissions on warranty contracts.

For the three months ended September 30, 2025, employee compensation and benefits were $41.7 million and other expenses were $50.3 million, as compared to $37.9 million and $26.3 million, respectively, for the three months ended September 30, 2024. Employee compensation and benefits increased by $3.9 million, or 10.2%, driven by investments in human capital associated with growth in E&S, admitted and services lines and increases in stock-based compensation. Other expenses increased by $24.0 million, or 91.1%, driven by an increase in fair value of the Fortegra Additional Warrant liability of $17.0 million. Included in other expenses were $3.7 million of deal-related expenses for the three months ended September 30, 2025, compared to $0.1 million of expenses in the prior year period.

For the three months ended September 30, 2025, interest expense was $8.3 million as compared to $7.2 million for the three months ended September 30, 2024. On November 7, 2024, Fortegra issued $150.0 million of 9.25% Fixed Rate Resetting Junior Subordinated Notes due November 2064. The proceeds of the 2024 Notes were used to repay outstanding indebtedness under Fortegra’s credit agreement, for insurance company growth capital and general corporate purposes. The increase in interest expense of $1.1 million, or 15.2%, was primarily driven by the issuance of the new debt.

For the three months ended September 30, 2025, depreciation and amortization expense was $4.8 million, as compared to $5.0 million in 2024. Intangible amortization for the 2025 and 2024 periods is related to purchase accounting associated with acquisitions of Fortegra in 2014 and additional services businesses from 2019 to 2023.

Gross Written Premiums and Premium Equivalents (1)

The below table shows gross written premiums and premium equivalents by business mix for the three months ended September 30, 2025 and 2024:

($ in thousands)	Three Months Ended September 30,
	2025	2024
Property and short-tail	$273,972	$230,538
Contractual liability	91,359	84,279
General liability	123,698	86,368
Alternative risks	98,738	93,352
Professional liability	64,532	58,312
Europe	56,580	39,993
Commercial lines	$708,879	$592,842
Personal lines	88,249	88,198
Insurance	$797,128	$681,040
Auto and consumer goods warranty	51,883	83,415
Other services	10,746	12,392
Services	$62,629	$95,807
Total	$859,757	$776,847

(1)
The total gross written premiums and premium equivalents of $859.8 million and $776.8 million for the three months ended September 30, 2025 and 2024, respectively, were comprised of gross written premiums of $667.4 million and $573.0 million, plus assumed premiums of $129.7 million and $108.0 million, plus gross service and administrative fee additions of $62.6 million and $95.8 million, respectively. See Note (6) Reinsurance Recoverable and Prepaid Reinsurance Premiums and Note (12) Revenue from Contracts with Customers within the respective periods for more information.

Total gross written premiums and premium equivalents for the three months ended September 30, 2025 were $859.8 million, representing an increase of $82.9 million, or 10.7%, as compared to the prior year period. The increase was driven by a combination of factors including expanding Fortegra’s distribution partner network and growing E&S insurance lines. E&S premiums were $391.5 million for the three months ended September 30, 2025 compared to $312.1 million in the prior year period, a 25.5% increase.

For the three months ended September 30, 2025, Insurance increased by $116.1 million, or 17.0% as compared to the prior year period, driven by growth across all the product lines, most notably in property and short tail, general liability, and European lines. For the three months ended September 30, 2025, Services decreased by $33.2 million, or 34.6%, driven by lower volume in consumer goods and vehicle service contracts.

Net written premiums

($ in thousands)	Three Months Ended September 30,
	2025	2024
Property and short-tail	$134,702	$152,030
Contractual liability	22,698	21,884
General liability	62,363	43,505
Alternative risks	70,962	73,759
Professional liability	20,528	14,564
Europe	52,305	39,993
Commercial lines	$363,558	$345,735
Personal lines	33,114	43,538
Insurance	$396,672	$389,273

Net written premiums for the three months ended September 30, 2025 were $396.7 million, representing an increase of $7.4 million, or 1.9% as compared to the prior year period. For the three months ended September 30, 2025, net written premiums from commercial lines increased by $17.8 million, or 5.2%, driven by growth in E&S lines. For the three months ended September 30, 2025, net written premiums from personal lines decreased by $10.4 million, or 23.9%, driven by declines in personal credit and auto insurance lines. Net written premiums from property and short-tail lines represented $134.7 million, or 34.0%, of the total net written premiums for the three months ended September 30, 2025 compared to $152.0 million, or 39.1%, for the prior year period. Property and short-tail net written premiums were diversified by geographic location, exposure and risk type with substantial reinsurance protection. As of September 30, 2025, the net loss to the Company in a 1-in-250 year catastrophe event represented approximately 3.7% of Fortegra’s stockholders’ equity. This reported loss includes the impact of incurred losses based on the estimated frequency and severity of potential events, reinstatements premiums, reinsurance recoveries and taxes.

Combined Ratio

The combined ratio was 87.3% and 90.2% for the three months ended September 30, 2025 and 2024, respectively, reflecting the consistent underwriting performance and scalability of the Company’s operating platform. The underwriting ratio was 73.3%, a decrease of 2.9 percentage points from the prior year period, which consists of a loss ratio of 46.4%, compared to 45.1% in the prior year period, and an acquisition ratio of 26.9%, compared to 31.1% in the prior year period. The increase in loss ratio was driven by changes in business mix towards commercial lines and increases in repair and labor costs on vehicle service contracts compared to prior year period, which was more than offset by the decline in acquisition ratio as a result of changes in business mix and swing rate commission structures. The operating expense ratio remained consistent at 14.0%.

Return on Average Equity

Return on average equity was 19.6% for the three months ended September 30, 2025, as compared to 24.3% for the prior year period, with the decrease driven by the higher average stockholders' equity, partially offset by improved combined ratio and higher investment gains.

Adjusted Net Income (before NCI) and Adjusted Return on Average Equity - Non-GAAP

For the three months ended September 30, 2025, adjusted net income (before NCI) and adjusted return on average equity were $49.5 million and 26.3%, respectively, as compared to $40.0 million and 27.7%, respectively, for the three months ended September 30, 2024.

Results of Operations - Nine Months Ended September 30, 2025 compared to 2024

($ in thousands)	Nine Months Ended September 30,
	2025	2024	Change	% Change
Revenues:
Earned premiums, net	$1,129,259	$1,105,273	$23,986	2.2%
Service and administrative fees	289,966	311,696	(21,730)	(7.0)%
Ceding commissions	10,658	11,525	(867)	(7.5)%
Net investment income	29,631	22,250	7,381	33.2%
Net realized and unrealized gains (losses)	33,310	7,582	25,728	339.3%
Other revenue	23,390	31,385	(7,995)	(25.5)%
Total revenues	1,516,214	1,489,711	26,503	1.8%
Expenses:
Net losses and loss adjustment expenses	$570,121	$556,571	$13,550	2.4%
Member benefit claims	82,994	88,510	(5,516)	(6.2)%
Commission expense	437,005	484,232	(47,227)	(9.8)%
Employee compensation and benefits	115,882	100,884	14,998	14.9%
Interest expense	25,553	22,300	3,253	14.6%
Depreciation and amortization	13,758	14,886	(1,128)	(7.6)%
Other expenses	110,480	87,058	23,422	26.9%
Total expenses	1,355,793	1,354,441	1,352	0.1%
Income (loss) before taxes (1)	160,421	135,270	25,151	18.6%

Key Performance Metrics:
Gross written premiums and premium equivalents	$2,520,556	$2,216,323	$304,233	13.7%
Net written premiums	$1,183,167	$1,073,321	$109,846	10.2%
Loss ratio	47.0%	46.3%
Acquisition ratio	27.5%	31.1%
Underwriting ratio	74.5%	77.4%
Operating expense ratio	14.0%	12.8%
Combined ratio	88.5%	90.2%
Return on average equity	22.2%	25.1%
Non-GAAP Financial Measures (2):
Adjusted net income (before NCI)	$135,191	$114,491	$20,700	18.1%
Adjusted return on average equity	25.7%	28.8%
Adjusted net income	$106,794	$90,744	$16,050	17.7%

(1)
Net income was $115.9 million for the nine months ended September 30, 2025 compared to $99.6 million for the nine months ended September 30, 2024.
(2)
See “—Non-GAAP Reconciliations” for a discussion of non-GAAP financial measures.

Revenues - Nine Months Ended September 30, 2025 compared to 2024

For the nine months ended September 30, 2025, total revenues increased 1.8%, to $1.5 billion, as compared to $1.5 billion for the nine months ended September 30, 2024. Earned premiums, net of $1.1 billion increased $24.0 million, or 2.2%, driven by growth in specialty E&S and admitted insurance lines. Earned premiums assumed from other insurance companies were $433.1 million, or 38.4% of the total, compared to $430.6 million, or 39.0% of the total, in the prior year period. As it expands to new geographies and expands product offerings, the Company works to obtain necessary licenses and intends to write this business directly upon obtaining necessary licenses. The Company views direct written and assumed business as having similar characteristics. For the presented periods, earned premiums, net, did not include any significant regional geographic concentrations. Service and administrative fees of $290.0 million decreased by 7.0% driven by decrease in warranty and consumer goods service contract revenues in U.S. and Europe. Ceding commissions of $10.7 million decreased by $0.9 million, or 7.5%. Other revenues decreased by $8.0 million, or 25.5%, driven by decreases in interest income on cash equivalents and premium finance product offerings.

For the nine months ended September 30, 2025, net investment income was $29.6 million as compared to $22.3 million in the prior year period, an increase of $7.4 million driven by increased yields on investments and increased allocation to fixed income securities compared to cash equivalents, partially offset by $5.7 million of incentive fees related to realized and unrealized gains on equities and alternatives securities. Net realized and unrealized gains were $33.3 million, compared to net realized and unrealized gains of $7.6 million in the prior year period, primarily driven by the change in fair value of equity securities and other investments carried at fair value. Unrealized gains on AFS securities impacting OCI for the nine months ended September 30, 2025 were $25.8 million, driven by positive fair value adjustments on U.S. Treasury securities and obligations of U.S. government authorities and agencies, corporate bonds and other investments.

Expenses - Nine Months Ended September 30, 2025 compared to 2024

For the nine months ended September 30, 2025, net losses and loss adjustment expenses were $570.1 million, member benefit claims were $83.0 million and commission expense was $437.0 million, as compared to $556.6 million, $88.5 million, and $484.2 million, respectively, for the nine months ended September 30, 2024. The increase in net losses and loss adjustment expenses was $13.6 million, or 2.4%, was in line with the increase in earned premiums, net. During the nine months ended September 30, 2025 and 2024, the Company experienced favorable prior year development of $7.1 million and unfavorable prior year development of $0.6 million, respectively, primarily as a result of lower-than-expected claims in its commercial lines of business. The decrease in member benefit claims of $5.5 million, or 6.2%, was in line with decrease in service and administrative fees, partially offset by higher replacement costs and labor rates. Commission expense decreased by $47.2 million, or 9.8%, driven by impacts from sliding scale commission structures.

For the nine months ended September 30, 2025, employee compensation and benefits were $115.9 million and other expenses were $110.5 million, as compared to $100.9 million and $87.1 million, respectively, for the nine months ended September 30, 2024. Employee compensation and benefits increased by $15.0 million, or 14.9%, driven by investments in human capital associated with growth in E&S, admitted and services lines and increased stock-based compensation expense. Other expenses increased by $23.4 million, or 26.9%, driven by a change in fair value of the Fortegra Additional Warrant liability of $17.6 million, in comparison to $6.0 million in nine months ended September 30, 2024. Included in other expenses were $7.9 million of deal-related expenses in the 2025 period, compared to $3.5 million of expenses related to legal and other expenses associated with preparation of the registration statement for the withdrawn Fortegra initial public offering in February 2024.

For the nine months ended September 30, 2025, interest expense was $25.6 million as compared to $22.3 million for the nine months ended September 30, 2024. On November 7, 2024, Fortegra issued 150.0 million of 9.25% Fixed Rate Resetting Junior Subordinated Notes due November 2064. The proceeds of the 2024 Notes were used to repay outstanding indebtedness under Fortegra’s credit agreement, for insurance company growth capital and general corporate purposes. The increase in interest expense of $3.3 million, or 14.6%, was primarily driven by the issuance of the new debt.

For the nine months ended September 30, 2025, depreciation and amortization expense was $13.8 million as compared to $14.9 million in 2024. Intangible amortization for the 2025 and 2024 periods is related to purchase accounting associated with acquisitions of Fortegra in 2014 and additional services businesses from 2019 to 2023.

Gross Written Premiums and Premium Equivalents (1)

The below table shows gross written premiums and premium equivalents by business mix for the nine months ended September 30, 2025 and 2024:

($ in thousands)	Nine Months Ended September 30,
	2025	2024
Property and short-tail	$798,488	$601,191
Contractual liability	281,605	244,491
General liability	367,530	262,804
Alternative risks	269,757	256,590
Professional liability	185,751	196,642
Europe	161,667	119,663
Commercial lines	$2,064,798	$1,681,381
Personal lines	240,662	251,202
Insurance	$2,305,460	$1,932,583
Auto and consumer goods warranty	181,260	248,710
Other services	33,836	35,030
Services	$215,096	$283,740
Total	$2,520,556	$2,216,323

(1)
The total gross written premiums and premium equivalents of $2,520.6 million and $2,216.3 million for the nine months ended September 30, 2025 and 2024, respectively, were comprised of gross written premiums of $1,895.6 million and $1,603.9 million, plus assumed premiums of $409.8 million and $328.7 million, plus gross service and administrative fee additions of $215.1 million and $283.7 million, respectively. See Note (6) Reinsurance Recoverable and Prepaid Reinsurance Premiums and Note (12) Revenue from Contracts with Customers within the respective periods for more information.

Total gross written premiums and premium equivalents for the nine months ended September 30, 2025 were $2.5 billion, representing an increase of $304.2 million, or 13.7%, as compared to the prior year period. The increase was driven by a combination of factors including expanding Fortegra’s distribution partner network, and growing E&S insurance lines. E&S premiums were $1.1 billion for the nine months ended September 30, 2025 compared to $869.8 million in the prior year period, a 24.4% increase. For the nine months ended September 30, 2025, Insurance increased by $372.9 million, or 19.3%, driven primarily by growth in property and short-tail, general liability and contractual liability, and European lines, partially offset by decline in professional liability and personal lines. For the nine months ended September 30, 2025, Services decreased by $68.6 million, or 24.2%, driven by lower volume in consumer goods and vehicle service contracts.

Net written premiums

($ in thousands)	Nine Months Ended September 30,
	2025	2024
Property and short-tail	$430,672	$368,788
Contractual liability	69,581	63,400
General liability	174,992	127,466
Alternative risks	197,237	193,347
Professional liability	62,955	78,955
Europe	148,233	119,663
Commercial lines	$1,083,670	$951,619
Personal lines	99,497	121,702
Insurance	$1,183,167	$1,073,321

Net written premiums for the nine months ended September 30, 2025 were $1.2 billion, representing an increase of $109.8 million, or 10.2%, as compared to the prior year period, consistent with growth in gross written premiums. For the nine months ended September 30, 2025, commercial lines increased by $132.1 million, or 13.9%, driven by growth in E&S and specialty admitted business. For the nine months ended September 30, 2025, personal lines decreased by $22.2 million, or 18.2%, driven by declines in personal credit and auto insurance lines. Property and short-tail lines represented $430.7 million, or 36.4%, of the total net written premiums for the nine months ended September 30, 2025 compared to $368.8 million, or 34.4%, for the prior year period. Property and short-tail net written premiums were diversified by geographic location, exposure and risk type with substantial reinsurance protection.

Combined Ratio

The combined ratio was 88.5% for the nine months ended September 30, 2025, compared to 90.2% for the prior year period, reflecting the consistent underwriting performance and scalability of the Company’s operating platform. The underwriting ratio was 74.5%, a decrease of 2.9 percentage points from the prior year period, which consists of a loss ratio of 47.0%, compared to 46.3% in the prior year period, and an acquisition ratio of 27.5%, compared to 31.1% in the prior year period. The increase in loss ratio was driven by changes in business mix towards commercial lines and increases in repair and labor costs on vehicle service contracts compared to prior year period, which was offset by the decline in acquisition ratio as a result of changes in business mix and impacts from swing rate commission structures. The operating expense ratio increased 1.2 percentage points to 14.0%, as compared to 12.8% in the prior year period, driven by our continued investment in growing our E&S business.

Return on Average Equity

Return on average equity was 22.2% for the nine months ended September 30, 2025, as compared to 25.1% for the nine months ended September 30, 2024, with the decrease driven by slower revenue growth, partially offset by improvement of the combined ratio.

Adjusted Net Income (before NCI) and Adjusted Return on Average Equity - Non-GAAP

For the nine months ended September 30, 2025, adjusted net income (before NCI) and adjusted return on average equity were $135.2 million and 25.7%, respectively, as compared to $114.5 million and 28.8%, respectively, for the nine months ended September 30, 2024. The improvement of adjusted net income (before NCI) was driven by the improved combined ratio, in addition to improvements in net investment income.

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

We are an approved seller/servicer for Fannie Mae and Freddie Mac. We are also an approved issuer and servicer for Ginnie Mae. We originate residential mortgage loans through our retail distribution channel (directly to consumers) in 39 states and the District of Columbia as of September 30, 2025.

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

The following tables present the Mortgage segment results for the following periods:

Results of Operations

($ in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenues:
Net realized and unrealized gains (losses)	$9,843	$8,862	$29,485	$29,662
Other revenue	6,327	6,030	18,096	17,004
Total revenues	$16,170	$14,892	$47,581	$46,666
Expenses:
Employee compensation and benefits	$9,922	$9,129	$29,065	$27,746
Interest expense	346	441	1,040	1,619
Depreciation and amortization	70	61	223	283
Other expenses	5,630	5,350	17,023	15,826
Total expenses	$15,968	$14,981	$47,351	$45,474
Income (loss) before taxes	$202	$(89)	$230	$1,192

Key Performance Metrics:
Origination volumes	$252,082	$255,783	$705,701	$693,056
Gain on sale margins	4.8%	4.8%	4.7%	4.8%
Return on average equity	(0.8)%	(0.4)%	(0.1)%	2.4%

Non-GAAP Financial Measures (1):
Adjusted net income	$556	$1,359	$1,183	$1,231
Adjusted return on average equity	4.0%	10.2%	2.8%	3.1%

(1)
See “—Non-GAAP Reconciliations” for a discussion of non-GAAP financial measures.

Revenues - Three and Nine Months Ended September 30, 2025 compared to 2024

For the three months ended September 30, 2025, $252.1 million of loans were funded, compared to $255.8 million for 2024, a decrease of $3.7 million, or 1.4%. Gain on sale margins remained consistent at 4.8% for the three months ended September 30, 2025 and 2024.

For the nine months ended September 30, 2025, $705.7 million of loans were funded, compared to $693.1 million for the prior year period, an increase of $12.6 million, or 1.8%. Gain on sale margins decreased to 4.7% for the nine months ended September 30, 2025, as compared to 4.8% for the nine months ended September 30, 2024.

Net realized and unrealized gains for the three months ended September 30, 2025 were $9.8 million, compared to $8.9 million for 2024, an increase of $1.0 million, or 11.1%. Net realized and unrealized gains for the nine months ended September 30, 2025 were $29.5 million, compared to $29.7 million in the prior year period, a decrease of $0.2 million, or 0.6%. The primary driver of decreased gain on sale revenues for the nine months ended September 30, 2025 was the negative fair value adjustment in mortgage servicing rights of $1.3 million in 2025 compared to a negative fair value adjustment of $0.4 million in the prior year period.

Other revenue for the three months ended September 30, 2025 was $6.3 million, compared to $6.0 million in the prior year period, an increase of $0.3 million, or 4.9%. Other revenue for the nine months ended September 30, 2025 was $18.1 million, compared to $17.0 million in the prior year period, an increase of $1.1 million, or 6.4%. The increase was driven by higher loan servicing income and higher loan origination fees. As of September 30, 2025, the mortgage servicing asset was $40.6 million, a decrease from $42.6 million as of December 31, 2024.

Expenses - Three and Nine Months Ended September 30, 2025 compared to 2024

For the three months ended September 30, 2025, employee compensation and benefits were $9.9 million, compared to $9.1 million in 2024, an increase of $0.8 million, or 8.7%. For the nine months ended September 30, 2025, employee compensation and benefits were $29.1 million, compared to $27.7 million in the prior year period, an increase of $1.3 million, or 4.8%.

For the three months ended September 30, 2025, interest expense was $0.3 million, a decrease of $0.1 million, or 21.5%. For the nine months ended September 30, 2025, interest expense was at $1.0 million, compared to $1.6 million in prior year period. The decreases in both periods were driven by lower interest rates.

For the three months ended September 30, 2025, other expenses were $5.6 million, compared to $5.4 million in 2024, with the $0.3 million increase driven by increased loan origination expenses, including marketing costs. For the nine months ended September 30, 2025, other expenses $17.0 million, compared to $15.8 million in the prior year period, an increase of $1.2 million, with the increase driven by a higher mortgage operational expenses.

Income (loss) before taxes - Three and Nine Months Ended September 30, 2025 compared to 2024

Income before taxes for the three months ended September 30, 2025 was $0.2 million, compared to loss before taxes of $0.1 million in 2024. The income before taxes for the nine months ended September 30, 2025 was $0.2 million, compared to income before taxes of $1.2 million in the prior year period. The decrease for the nine months ended September 30, 2025 was driven by negative fair value adjustment in mortgage servicing rights, partially offset by higher servicing fees.

Tiptree Capital - Other

The following tables present a summary of Tiptree Capital - Other results for the following periods:

Results of Operations

($ in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenues:
Net realized and unrealized gains (losses)	$275	$(2,764)	$(441)	$(726)
Other income	1,241	1,221	3,124	3,605
Total revenue	$1,516	$(1,543)	$2,683	$2,879
Expenses:
Employee compensation and benefits	$141	$117	$362	$360
Other expenses	9	943	4,076	1,917
Total expenses	$150	$1,060	$4,438	$2,277
Income (loss) before taxes	$1,366	$(2,603)	$(1,755)	$602

Non-GAAP Financial Measures (1):
Adjusted net income (before NCI)	$848	$42	$(8)	$870
Adjusted return on average equity	4.5%	0.3%	(0.0)%	1.3%

(1)
See “—Non-GAAP Reconciliations” for a discussion of non-GAAP financial measures.

Revenues - Three and Nine Months Ended September 30, 2025 compared to 2024

Tiptree Capital - Other earns revenues primarily from net interest income and realized and unrealized gains and losses on the Company’s investment holdings (including Invesque until the sale in April 2024).

Revenues for the three months ended September 30, 2025 were $1.5 million compared to $(1.5) million in the prior year period. Revenues for the nine months ended September 30, 2025 were $2.7 million compared to $2.9 million for 2024. The decrease for the year was driven by lower interest income on cash and cash equivalents and U.S. Treasury securities recorded in other income.

Income (loss) before taxes - Three and Nine Months Ended September 30, 2025 compared to 2024

The income before taxes from Tiptree Capital - Other for the three months ended September 30, 2025 was $1.4 million, compared to the loss before taxes of $2.6 million in 2024. The loss before taxes from Tiptree Capital - Other for the nine months ended September 30, 2025 was $1.8 million, compared to the income before taxes of $0.6 million in the prior year period driven by the increased other expenses.

Adjusted net income - Non-GAAP (1)

Adjusted net income from Tiptree Capital - Other for the three months ended September 30, 2025 was $0.8 million, compared to adjusted net income of $42.0 thousand in 2024. Adjusted net loss for the nine months ended September 30, 2025 was $8.0 thousand, compared to the adjusted net income of $0.9 million in 2024, with the decrease driven by increased other expenses, and lower interest income on cash and cash equivalents and U.S. Treasury securities recorded in other income.

Corporate

The following table presents a summary of corporate results for the following periods:

Results of Operations

($ in thousands)	Three Months Ended September 30,		Nine Months Ended September 30, 2025
	2025	2024	2025	2024
Employee compensation and benefits	$3,349	$1,974	$7,287	$5,850
Employee incentive compensation expense	6,946	3,239	19,105	16,598
Interest expense	2,083	—	5,319	—
Depreciation and amortization	365	364	1,083	1,085
Other expenses	5,772	2,159	9,764	6,405
Total expenses	$18,515	$7,736	$42,558	$29,938

Corporate expenses include expenses of the holding company for employee compensation and benefits, interest expense, and public company and other expenses. Corporate employee compensation and benefits includes the expense of management, legal and accounting staff. Other expenses primarily consisted of audit and professional fees, insurance, office rent and other related expenses.

Employee compensation and benefits, including incentive compensation expense, were $26.4 million for the nine months ended September 30, 2025, compared to $22.4 million for the prior year period, driven by the increase in accrued incentive compensation expense and one-time expenses associated with reduction in workforce. Of the incentive compensation expense in the nine months ended September 30, 2025, $5.3 million was stock-based compensation expense, compared to $7.2 million in 2024. The interest expense was $5.3 million for the nine months ended September 30, 2025. As of September 30, 2025, the outstanding borrowing on the facility was $74.4 million compared to no outstanding borrowings in 2024. Other expenses increased to $9.8 million for the nine months ended September 30, 2025 as compared to the prior year period driven primarily by deal-related expenses.

Provision for Income Taxes

The total income tax expense of $22.7 million and $16.3 million for the three months ended September 30, 2025 and 2024, respectively, is reflected as a component of net income (loss). For the three months ended September 30, 2025 and 2024, the Company’s effective tax rate was equal to 59.2% and 44.4%, respectively, with both significantly higher than the U.S. statutory income tax rate of 21.0%, primarily due to the impact of outside basis deferred taxes on Tiptree’s investment in Fortegra.

The total income tax expense of $56.7 million and $48.8 million for the nine months ended September 30, 2025 and 2024, respectively, is reflected as components of net income (loss). For the nine months ended September 30, 2025 and 2024, the Company’s effective tax rate was equal to 48.7% and 45.6%, respectively, with both significantly higher than the U.S. statutory income tax rate of 21.0%, primarily due to the impact of outside basis deferred taxes on Tiptree’s investment in Fortegra.

On April 15, 2024, the Company sold its 16.98 million shares of Invesque for $0.6 million of proceeds resulting in a capital loss carryforward for tax purposes of approximately $106.8 million.

Tiptree owns less than 80% of Fortegra and is required to record deferred taxes on the outside basis on its investment in Fortegra. This deferred tax liability represents the tax that would be due, before consideration of loss carryforwards, if Tiptree were to sell all of its Fortegra stock at its carrying value on Tiptree’s balance sheet. As of September 30, 2025, the deferred tax liability relating to Fortegra was $109.2 million, which was an increased of $24.5 million from the year ended December 31, 2024, of which $5.7 million of expense was recorded in OCI, and $18.8 million of expense was recorded as a provision for income taxes. As of September 30, 2024, the deferred tax liability relating to Fortegra was $81.5 million, which was an increased of $19.8 million from the year ended December 31, 2023, of which $3.1 million of expense was recorded in OCI, and $16.7 million of expense was recorded as a provision for income taxes. Excluding the impact of these deferred taxes, the effective tax rates for the nine months ended September 30, 2025 and 2024 were 32.5% and 29.9%, respectively.

Balance Sheet Information

Tiptree’s total assets were $6.4 billion as of September 30, 2025, compared to $5.7 billion as of December 31, 2024. The $721.5 million increase in assets is primarily attributable to the growth in the Insurance segment.

Total stockholders’ equity was $741.4 million as of September 30, 2025, compared to $656.8 million as of December 31, 2024, with the increase primarily driven by comprehensive income for the nine months ended September 30, 2025. As of September 30, 2025, there were 37,820,120 shares of common stock outstanding as compared to 37,255,838 shares as of December 31, 2024, with the increase driven by the vesting of share-based incentive compensation and exercise of options.

As of September 30, 2025, Fortegra was owned approximately 78.9% by Tiptree Holdings, 17.6% by Warburg and 3.5% by management and directors of Fortegra, before giving effect to the exercise of outstanding warrants and management options, and the conversion of outstanding preferred stock.

The following table is a summary of certain balance sheet information:

	As of September 30, 2025
($ in thousands)		Tiptree Capital
	Insurance	Mortgage	Other	Corporate	Total
Total assets	$6,114,642	$212,864	$69,509	$19,254	$6,416,269

Corporate debt	$330,000	$—	$—	$74,438	$404,438
Asset based debt	41,287	78,377	—	—	119,664

Tiptree Inc. stockholders’ equity (1)	$540,004	$55,874	$68,909	$(159,613)	$505,174
Non-controlling interests:
Fortegra preferred interests	77,679	—	—	—	77,679
Common interests	158,565	—	—	—	158,565
Total stockholders’ equity	$776,248	$55,874	$68,909	$(159,613)	$741,418

(1)
Included in Corporate equity is the deferred tax liability on the outside basis on Tiptree’s investment in Fortegra of $109.2 million as of September 30, 2025.

NON-GAAP MEASURES AND RECONCILIATIONS

Non-GAAP Reconciliations

In addition to GAAP results, we also use the non-GAAP financial measures adjusted net income and adjusted return on average equity as measures of operating performance and as part of our resource and capital allocation process, to assess comparative returns on invested capital. Management believes these measures provide supplemental information useful to investors as they are frequently used by the financial community to analyze financial performance and to compare relative performance among comparable companies. Adjusted net income and adjusted return on average equity are not measurements of financial performance or liquidity under GAAP and should not be considered as an alternative or substitute for earned premiums, net income or any other measure derived in accordance with GAAP.

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

	Three Months Ended September 30, 2025
($ in thousands)		Tiptree Capital
	Insurance	Mortgage	Other	Corporate	Total
Income (loss) before taxes	$55,223	$202	$1,366	$(18,515)	$38,276
Less: Income tax (benefit) expense	(18,378)	(314)	(313)	$(3,661)	(22,666)
Less: Net realized and unrealized gains (losses) (1)	(24,761)	530	(275)	—	(24,506)
Plus: Intangibles amortization (2)	3,362	—	—	—	3,362
Plus: Stock-based compensation expense	4,133	—	—	1,494	5,627
Plus: Non-recurring expenses (3)	9,417	—	—	3,084	12,501
Plus: Non-cash fair value adjustments (4)	16,967	—	—	—	16,967
Plus: Impact of tax deconsolidation of Fortegra (5)	—	—	—	5,943	5,943
Less: Tax on adjustments (6)	3,580	138	70	(52)	3,736
Adjusted net income (before NCI)	$49,543	$556	$848	$(11,707)	$39,240
Less: Impact of non-controlling interests	(10,476)	—	—	—	(10,476)
Adjusted net income	$39,067	$556	$848	$(11,707)	$28,764

Adjusted net income (before NCI)	$49,543	$556	$848	$(11,707)	$39,240
Average stockholders’ equity	$753,591	$55,931	$75,031	$(152,159)	$732,394
Adjusted return on average equity (7)	26.3%	4.0%	4.5%	NM%	21.4%

	Three Months Ended September 30, 2024
($ in thousands)		Tiptree Capital
	Insurance	Mortgage	Other	Corporate	Total
Income (loss) before taxes	$47,209	$(89)	$(2,603)	$(7,736)	$36,781
Less: Income tax (benefit) expense	(12,114)	32	104	(4,330)	(16,308)
Less: Net realized and unrealized gains (losses) (1)	(2,218)	1,877	2,764	—	2,423
Plus: Intangibles amortization (2)	3,859	—	—	—	3,859
Plus: Stock-based compensation expense	4,195	—	—	1,762	5,957
Plus: Non-recurring expenses (3)	119	—	—	—	119
Plus: Non-cash fair value adjustments (4)	946	—	—	—	946
Plus: Impact of tax deconsolidation of Fortegra (5)	—	—	—	5,907	5,907
Less: Tax on adjustments (6)	(1,954)	(461)	(223)	(860)	(3,498)
Adjusted net income (before NCI)	$40,042	$1,359	$42	$(5,257)	$36,186
Less: Impact of non-controlling interests	(8,314)	—	—	—	(8,314)
Adjusted net income	$31,728	$1,359	$42	$(5,257)	27,872

Adjusted net income (before NCI)	$40,042	$1,359	$42	$(5,257)	$36,186
Average stockholders’ equity	$577,776	$53,272	$59,943	$(53,856)	$637,135
Adjusted return on average equity (7)	27.7%	10.2%	0.3%	NM%	22.7%

	Nine Months Ended September 30, 2025
($ in thousands)		Tiptree Capital
	Insurance	Mortgage	Other	Corporate	Total
Income (loss) before taxes	$160,421	$230	$(1,755)	$(42,558)	$116,338
Less: Income tax (benefit) expense	(43,862)	(283)	(642)	(11,869)	(56,656)
Less: Net realized and unrealized gains (losses) (1)	(33,310)	1,327	441	—	(31,542)
Plus: Intangibles amortization (2)	10,047	—	—	—	10,047
Plus: Stock-based compensation expense	7,231	—	—	5,253	12,484
Plus: Non-recurring expenses (3)	13,623	—	1,350	3,084	18,057
Plus: Non-cash fair value adjustments (4)	17,560	—	—	—	17,560
Plus: Impact of tax deconsolidation of Fortegra (5)	—	—	—	18,603	18,603
Less: Tax on adjustments (6)	3,480	(91)	598	(1,259)	2,728
Adjusted net income (before NCI)	$135,190	$1,183	$(8)	$(28,746)	$107,619
Less: Impact of non-controlling interests	(28,396)	—	—	—	(28,396)
Adjusted net income	$106,794	$1,183	$(8)	$(28,746)	$79,223

Adjusted net income (before NCI)	$135,190	$1,183	$(8)	$(28,746)	$107,619
Average stockholders’ equity	$700,867	$55,901	$52,401	$(110,074)	$699,095
Adjusted return on average equity (7)	25.7%	2.8%	(0.0)%	NM%	20.5%

	Nine Months Ended September 30, 2024
($ in thousands)		Tiptree Capital
	Insurance	Mortgage	Other	Corporate	Total
Income (loss) before taxes	$135,270	$1,192	$602	$(29,938)	$107,126
Less: Income tax (benefit) expense	(35,604)	(244)	(704)	(12,247)	(48,799)
Less: Net realized and unrealized gains (losses) (1)	(7,582)	428	726	—	(6,428)
Plus: Intangibles amortization (2)	11,557	—	—	—	11,557
Plus: Stock-based compensation expense	5,999	—	—	7,190	13,189
Plus: Non-recurring expenses (3)	3,455	—	—	—	3,455
Plus: Non-cash fair value adjustments (4)	6,018	—	—	—	6,018
Plus: Impact of tax deconsolidation of Fortegra (5)	—	—	—	16,729	16,729
Less: Tax on adjustments (6)	(4,622)	(145)	246	(1,752)	(6,273)
Adjusted net income (before NCI)	$114,491	$1,231	$870	$(20,018)	$96,574
Less: Impact of non-controlling interests	(23,747)	—	—	—	(23,747)
Adjusted net income	$90,744	$1,231	$870	$(20,018)	$72,827

Adjusted net income (before NCI)	$114,491	$1,231	$870	$(20,018)	$96,574
Average stockholders’ equity	$529,486	$52,771	$91,263	$(57,137)	$616,383
Adjusted return on average equity (7)	28.8%	3.1%	1.3%	NM%	20.9%

(1)
Net realized and unrealized gains (losses) added back in Adjusted net income excludes net realized and unrealized gains (losses) from the mortgage segment and unrealized gains (losses) on mortgage servicing rights.
(2)
Specifically associated with acquisition purchase accounting. See Note (7) Goodwill and Intangible Assets, net, for the period ended September 30, 2025.
(3)
For the three and nine months ended September 30, 2025 and 2024, included in other expenses were expenses related to legal, banker and other expenses including expenses associated with preparation of the registration statement for the withdrawn Fortegra initial public offering in 2024, and $5.7 million of incentive fees related to realized and unrealized gains on equities and alternatives securities in 2025 periods.
(4)
For the three and nine months ended September 30, 2025 and 2024, non-cash fair-value adjustments represent a change in fair value of the Fortegra Additional Warrant liability.
(5)
For the three and nine months ended September 30, 2025 and 2024, included in the adjustment is an add-back of $5.9 million and $18.6 million, respectively, and $5.9 million and $16.7 million, respectively, related to deferred tax expense from the WP Transaction.
(6)
Tax on adjustments represents the tax applied to the total non-GAAP adjustments and includes adjustments for non-recurring or discrete tax impacts.
(7)
Total Adjusted return on average equity after non-controlling interests was 22.9% and 24.8% for the three months ended September 30, 2025 and 2024, respectively, based on $28.8 million and $27.9 million of Adjusted net income over $502.6 million and $449.2 million of average Tiptree Inc. stockholders’ equity. Total Adjusted return on average equity after non-controlling interests was 21.9% and 22.1% for the nine months ended September 30, 2025 and 2024, respectively, based on $79.2 million and $72.8 million of Adjusted net income over $481.5 million and $439.4 million of average Tiptree Inc. stockholders’ equity.

Book Value per share - Non-GAAP

Management believes the use of this financial measure provides supplemental information useful to investors as book value is frequently used by the financial community to analyze company growth on a relative per share basis. The following table provides a reconciliation between total stockholders’ equity and total shares outstanding, net of treasury shares.

($ in thousands, except per share information)	As of September 30,
	2025	2024
Total stockholders’ equity	$741,418	$656,200
Less: Non-controlling interests	236,244	194,254
Total stockholders’ equity, net of non-controlling interests	$505,174	$461,946

Total common shares outstanding	37,820	36,790

Book value per share	$13.36	$12.56

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

As of September 30, 2025, cash and cash equivalents, excluding restricted cash, were $366.1 million, compared to $320.1 million as of December 31, 2024, an increase of $46.0 million, primarily driven by the issuance of debt at the holding company.

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

We believe that cash flow from operations and the proceeds of the Merger will provide sufficient capital to continue to grow the business and fund interest on the outstanding debt, capital expenditures and other general corporate needs over the next several years. As we continue to expand our business, including by any acquisitions we may make, we may, in the future, require additional working capital for increased costs. For purposes of determining enterprise value, we consider corporate credit agreements and preferred trust securities, which we refer to as corporate debt, as corporate financing and associated interest expense is added back. The below table outlines this amount by debt outstanding and interest expense at the insurance company and corporate level.

Corporate Debt

($ in thousands)	Corporate Debt Outstanding as of September 30,		Interest Expense For the Nine Months Ended September 30,
	2025	2024	2025	2024
Insurance	$330,000	$260,000	$22,199	$17,491
Corporate	74,438	—	5,319	—
Total	$404,438	$260,000	$27,518	$17,491

On February 7, 2025, we entered into the Tiptree Credit Agreement, pursuant to which Tiptree Holdings borrowed $75.0 million to, among other things, fund working capital and general corporate purposes. The principal of, and all accrued and unpaid interest on, all loans under the Tiptree Credit Agreement will mature on February 7, 2028. We expect this credit agreement to be repaid from proceeds of the Merger.

As of September 30, 2025, a total of $55.0 million was outstanding under the revolving line of credit in Fortegra as compared to no outstanding borrowings under the revolving line of credit as of December 31, 2024. The maximum borrowing capacity under the agreements as of September 30, 2025 and 2024 was $200.0 million.

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

Consolidated Comparison of Cash Flows

($ in thousands)	Nine Months Ended September 30,
	2025	2024
Cash and cash equivalents provided by (used in):
Operating activities	$123,366	$170,799
Investing activities	(122,891)	(146,198)
Financing activities	58,051	(17,980)
Effect of exchange rate changes on cash	4,770	5,188
Change in cash, cash equivalents and restricted cash	$63,296	$11,809

Operating Activities

Cash provided by operating activities was $123.4 million for the nine months ended September 30, 2025. In 2025, the primary sources of cash from operating activities included growth in insurance premiums written resulting in increases in policy liabilities and unpaid claims, and unearned premiums, which were offset by increases in accounts receivable, and reinsurance recoverables, and a decrease in deferred revenues.

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

Investing Activities

Cash used in investing activities was $122.9 million for the nine months ended September 30, 2025. In 2025, the primary use of cash was the purchase of investments exceeding the proceeds from sales and maturities of investments, partially offset by proceeds from notes receivable exceeding the issuance of notes receivable.

Cash used in investing activities was $146.2 million for the nine months ended September 30, 2024. In 2024, the primary use of cash was the purchases of investments outpacing proceeds from sales and maturities, in addition to the issuance of notes receivable exceeding proceeds from notes receivable.

Financing Activities

Cash provided by financing activities was $58.1 million for the nine months ended September 30, 2025. In 2025, the cash provided was primarily proceeds from the senior secured credit facility at Tiptree Holdings in amount of $75.0 million, partially offset by the payment of common and preferred dividends.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 described our Quantitative and Qualitative Disclosures About Market Risk. There were no material changes to the assumptions or risks during the nine months ended September 30, 2025.

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

Item 1A. Risk Factors

For information regarding factors that could affect our Company, results of operations and financial condition, see the risk factors discussed under Part I, Item 1A in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024. There have been no material changes in those risk factors. The following risk factors are in addition to those set forth in our Annual Report on Form 10-K.

The announcement and pendency of the Merger and the other transactions contemplated by the Merger Agreement, whether or not completed, creates uncertainty about our future, which could have a material adverse effect on our business, financial condition and results of operations, including the Retained Business.

The announcement and pendency of the Merger and the other transactions contemplated by the Merger Agreement may adversely affect the trading price of Tiptree common stock, our business and our relationships with clients, customers and employees. Third parties may be unwilling to enter into material agreements with respect to our businesses that remain after the Merger (the "Retained Business") or may seek to change existing business relationships. New or existing customers and business partners may prefer to enter into agreements with our competitors who have not expressed an intention to sell their business because customers and business partners may perceive that such new relationships are likely to be more stable. Additionally, employees working in the Retained Business may become concerned about the future of the Retained Business, as applicable, and lose focus or seek other employment. In addition, while the completion of the Merger is pending, we may be unable to attract and retain key personnel and our management’s focus and attention and employee resources may be diverted from operational matters. The occurrence of any of these events, individually or in combination, could have a material adverse effect on our business, financial condition and results of operations. Additionally, we have incurred substantial transaction costs and diversion of management resources in connection with the Merger, and we will continue to do so until the final closing or termination of the Merger.

The Merger is subject to the Tiptree stockholder approval and other closing requirements, and may not be completed as anticipated, or at all.

The Merger may constitute a “transfer of assets” under Section 3-105 of the Maryland General Corporation Law, and we are therefore seeking the approval of the Merger and the other transactions contemplated by the Merger Agreement by our stockholders, which is a condition to the closing of the Merger. The regulatory approvals conditions in the Merger Agreement are also conditions to the obligation of the parties to consummate the Merger.

The total proceeds realized by Tiptree from the Merger are contingent upon receiving the Tiptree stockholder approval and satisfying other closing conditions as of the closing date. There can be no assurances that Tiptree will receive the Tiptree stockholder approval and satisfy the conditions to closing. Any delay in receiving the Tiptree stockholder approval and satisfying the other closing conditions may increase the risk that the Merger will be terminated pursuant to the terms of the Merger Agreement, or reduce the benefits that Tiptree expects to realize.

The Merger Agreement provides certain termination rights to Purchaser and to Tiptree. If an adverse recommendation change by the board of directors of Tiptree (the "Tiptree Board") occurs prior to receipt of the Tiptree stockholder approval, Purchaser has the right to terminate the Merger Agreement. If Tiptree engages or participates in discussions or negotiations regarding an unsolicited superior proposal from a third party prior to receipt of the Tiptree stockholder approval, Tiptree has the right, under certain circumstances, to terminate the Merger Agreement and enter into a definitive transaction agreement providing for such superior proposal.

Tiptree will incur significant transaction costs in connection with the Merger.

Tiptree has incurred and is expected to continue to incur a number of non-recurring costs associated with the Merger. These costs have been, and will continue to be, substantial and, in certain cases, will be borne by Tiptree whether or not the Merger is completed. A substantial majority of non-recurring expenses will consist of transaction costs and include, among others, fees paid to legal and financial advisors. Any litigation that may result from the announcement, pendency or completion of the Merger has the potential to impose additional substantial expenses on Tiptree. If the Merger is not completed, Tiptree will have incurred substantial expenses for which no ultimate benefit will have been received. Tiptree has incurred out-of-pocket expenses in connection with the Merger for legal and accounting fees and financial printing and other costs and expenses, much of which will be incurred even if the Merger is not completed. If the board of directors of Tiptree has determined in good faith (after consultation with its outside legal counsel and financial advisors) that an acquisition proposal constitutes a Superior Proposal (as defined in the Merger Agreement), then Tiptree may terminate the Merger Agreement to enter into an agreement with respect to such Superior Proposal, subject to compliance with the procedures specified in the Merger Agreement and payment of a termination fee of $49.5 million.

Tiptree will have broad discretion in the use of the proceeds from the Merger and may use proceeds in ways that stockholders may not approve.

Tiptree will have broad discretion in the use of the net proceeds it receives from the Merger and may use proceeds in ways that some stockholders may not approve. Tiptree intends to use proceeds from the Merger for working capital and general corporate purposes, including to pay transaction expenses, to pay taxes on the transactions contemplated by the Merger Agreement, to repay existing debt of Tiptree, to engage in opportunistic stock repurchases and/or pay dividends, to purchase additional assets or businesses and/or for any other purpose that the Tiptree Board deems appropriate. Because of the number and variability of factors that will determine our use of the net proceeds from the Merger, their ultimate use may vary substantially from their currently intended use.

Tiptree management may not spend the net proceeds in ways that improve Tiptree’s results of operations or enhance the value of Tiptree common stock. The failure by Tiptree’s management to apply these funds effectively could result in financial losses that could have a material adverse effect on Tiptree’s business or cause the price of Tiptree common stock to decline. Tiptree management may invest the net proceeds from this offering in a manner that does not produce income or that loses value.

Any Leakage will decrease the proceeds that Tiptree will receive in the Merger, and if there is Additional Leakage, Tiptree may not receive its pro rata portion of the Leakage Reserve Holdback Amount.

Any Leakage, including any Transaction Expenses but excluding Permitted Leakage (as defined in the Merger Agreement) that occurs after June 30, 2025, and at or prior to the closing will decrease the Aggregate Closing Purchase Price (as defined in the Merger Agreement) and therefore the proceeds that Tiptree will receive in the Merger. Moreover, if, following the closing, it is determined that there was Additional Leakage (as defined in the Merger Agreement), Tiptree may not receive its pro rata portion of the Leakage Reserve Holdback Amount (as defined in the Merger Agreement). Because Leakage is defined to include payments, liabilities or obligations of or by Fortegra and its subsidiaries, the amount of any Leakage may be influenced by factors outside of Tiptree’s control.

Tiptree does not expect to distribute cash to its stockholders in connection with the Merger, and any return to its stockholders is expected to come, if at all, only from potential increases in the price of Tiptree common stock.

Tiptree does not expect to distribute cash to its stockholders in connection with the Merger. The Tiptree Board has previously repurchased, and may from time to time repurchase, shares of Tiptree common stock and/or pay cash dividends. Factors that may impact our decisions regarding the method, timing and amount of a return of capital, if any, include economic and market conditions, our financial condition and operating results, cash requirements, capital requirements of our operating subsidiaries, legal requirements, regulatory constraints, investment opportunities at the time any such payment is considered, and other factors the Tiptree Board deems relevant. Furthermore, the specific timing and amount of any dividend payments are subject to declaration on future dates by the Tiptree Board in its sole discretion. There can be no assurances that we will complete any return of capital to our stockholders.

If the proposed Merger is not completed, we may explore other potential transactions, but alternatives may be less favorable to us.

Completion of the Merger will require significant time, attention, and resources of our senior management and others within Tiptree, potentially diverting their attention from other business opportunities that might benefit us. If the proposed Merger is not completed, Tiptree may explore other strategic alternatives with another party or parties. An alternative transaction may have terms that are less favorable to us than the terms of the proposed Merger, or we may be unable to reach agreement with any third-party on an alternate transaction that we would consider to be reasonable. Any future “transfer of assets” of Tiptree or other similar transaction may be subject to further stockholder approval, and there is no guarantee that Tiptree would be able to obtain such stockholder approval in favor of any such sale or other transaction.

The failure to complete the Merger may impact our business, financial condition and results of operations.

If the Merger is not completed for any reason, Tiptree’s business, financial condition and results of operations may be impacted. To the extent that the market price of Tiptree common stock reflects positive market assumptions that the Merger will be completed and the related benefits will be realized, the failure to complete the Merger may result in a decrease in the market value of Tiptree common stock and may impair Tiptree’s ability to achieve its objective of enhancing the value of its assets to Tiptree stockholders.

Even if the Merger is completed, we cannot provide any assurances that we will realize the financial benefits we currently anticipate from the Merger.

We cannot provide any assurances that we will realize the financial benefits we currently anticipate from the Merger. Any failure to realize the financial benefits we currently anticipate from the Merger could have a material adverse impact on our future operating results and financial condition and could materially and adversely affect the trading price or trading volume of Tiptree common stock. Our results of operations currently are not, and may not be in the future even if the Merger and the other transactions contemplated by the Merger Agreement are consummated, sufficient to service our indebtedness and to fund our other expenditures, and we may not be able to obtain financing to meet these requirements. Even if the Merger and the other transactions contemplated by the Merger Agreement are consummated, if we experience a default under Tiptree’s existing credit agreement or instruments governing our future indebtedness, our business, financial condition and results of operations may be adversely impacted.

Tiptree also expects to recognize significant taxable gain upon completion of the Merger, which reflects expected treatment of the proposed Merger as a taxable sale of Fortegra common stock by Tiptree for U.S. federal income tax purposes.

After completion of the Merger, Tiptree’s future results of operations will be dependent solely on the Retained Business, Tiptree will have substantially fewer assets, Tiptree may be more susceptible to adverse events, and Tiptree may not be able to use the proceeds from the Merger as intended.

If the Merger is completed, Tiptree will no longer hold any Fortegra shares or have any interest in the future earnings or growth of Fortegra, and Tiptree’s future results of operations will be dependent solely on the Retained Business and differ materially from Tiptree’s previous results of operations. After completion of the Merger, Tiptree will be subject to concentration of the risks that affect our Retained Business and Tiptree will have substantially fewer assets and may experience significant decreases in earnings and cash flow and increases in operating costs or other expenses. Following the Merger, Tiptree will continue to be a public company with ongoing costs associated with public company operations, which will be a greater percentage of our revenues. The market price of Tiptree common stock may significantly decrease, and Tiptree common stock may be more susceptible to market fluctuations. In addition, if there are significant adverse changes in Tiptree’s business prospects, the industries in which Tiptree operates, or in market and economic conditions generally, Tiptree may not be able to use the proceeds from the Merger as currently intended because the proceeds may be required for operations or other needs that we do not currently anticipate. Any downturn in the Retained Business or future prospects following the closing of the Merger, or if Tiptree fails to bring overhead costs in line with our reduced operations following the closing of the Merger, could have a material adverse effect on Tiptree’s future operating results and financial condition and could materially and adversely affect the market price of Tiptree’s securities.

After completion of the Merger, the continuing costs and burdens associated with being a public company will constitute a much larger percentage of Tiptree’s revenues.

If the Merger is completed, Tiptree will remain a public company and will continue to be subject to the listing standards of the Nasdaq and SEC rules and regulations. While all public companies face the costs and burdens associated with being public companies, the costs and burden of being a public company will be a significant portion of Tiptree’s revenues, which will be reduced if the Merger is completed.

The opinion obtained by the Fortegra Board from Barclays and relied upon by the Tiptree Board does not and will not reflect changes in circumstances after the date of such opinion.

On September 24, 2025, Barclays Capital Inc. ("Barclays") rendered its oral opinion (which was subsequently confirmed in writing) to the Fortegra Board that, as of the date of its written opinion and based upon and subject to the qualifications, limitations, assumptions and other matters stated in its opinion, the aggregate consideration of $1.65 billion in cash in the Merger is fair, from a financial point of view, to holders of Fortegra common stock. Changes in the operations and prospects of Fortegra, including financial forecasts relating to Fortegra, general market and economic conditions and other factors, many of which may be beyond Tiptree’s control, and on which the opinion of Barclays was based, may alter Fortegra’s value and affect the conclusions reached in the opinion. Fortegra has not obtained, and does not expect to request, an updated opinion from Barclays. Barclays’ opinion does not speak to the time when the Merger will be completed or to any date other than the date of such opinion. As a result, the opinion does not and will not address the fairness, from a financial point of view, of the consideration to be received by holders of Fortegra common stock in connection with the Merger at the time the Merger is completed or at any time other than the time the opinion was rendered.

Securities class action and derivative lawsuits may be brought against Tiptree in connection with the Merger, which could result in substantial costs and may delay or prevent the Merger from being completed.

Securities class action lawsuits and derivative lawsuits are often brought against public companies that have entered into acquisition, merger or other business combination agreements that could prevent or delay the completion of the Merger and result in significant costs to Tiptree, including any costs associated with the indemnification of directors and officers. Even if such a lawsuit is without merit, defending against these claims can result in substantial costs and divert management time and resources. An adverse judgment could result in monetary damages, which could have a negative impact on Tiptree’s liquidity and financial condition.

Lawsuits that may be brought against Tiptree or Tiptree’s directors could also seek, among other things, injunctive relief or other equitable relief, including a request to enjoin Tiptree from consummating the Merger. It is a condition to the completion of the

Merger that no temporary restraining order, preliminary or permanent injunction or other judgment or order, injunction, ruling, decision, assessment, award, administrative order, judicial decision or decree entered or issued by, or in agreement with, any governmental authority to which Fortegra or any of its Subsidiaries is a party or to which it is subject, issued by a court of competent jurisdiction that prevents the consummation of the transactions contemplated by the Merger Agreement has been issued and remains in effect, and no statute, rule, regulation or other law has been enacted, enforced or promulgated by any governmental authority which would restrain, enjoin or otherwise prohibit the consummation of the transactions contemplated by the Merger Agreement Consequently, if a plaintiff is successful in obtaining an injunction prohibiting completion of the Merger, that injunction may delay or prevent the Merger from being completed within the expected timeframe or at all, which may adversely affect Tiptree’s business, financial position and results of operation.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Share repurchase activity for three months ended September 30, 2025 was as follows:

Period	Purchaser	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value ($ in thousands) of Shares That May Yet Be Purchased Under the Plans or Programs(1)
July 1, 2025 to July 31, 2025	Tiptree Inc.	—	$—	—
August 1, 2025 to August 31, 2025	Tiptree Inc.	—	$—	—
September 1, 2025 to September 30, 2025	Tiptree Inc.	—	$—	—
	Total	—	$—	—	$11,945

(1)
On November 2, 2020, the Board of Directors of Tiptree authorized Tiptree’s Executive Committee to repurchase up to $20 million of its outstanding common stock in the aggregate from time to time.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits, Financial Statement Schedules

EXHIBIT INDEX

Exhibit No.	Description
2.1

Merger Agreement between and among Tiptree, The Fortegra Group and DB Insurance Co., Ltd. (previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-33549) filed on September 26, 2025 and herein incorporated by reference).

10.1

Form of Tiptree Voting Agreement (previously filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 001-33549) filed on September 26, 2025 and herein incorporated by reference).

10.2

Form of Fortegra Voting Agreement (previously filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K (File No. 001-33549) filed on September 26, 2025 and herein incorporated by reference).

31.1	Certification of Executive Chairman pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.3	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification of Executive Chairman pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
32.2	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
32.3	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Attached as Exhibit 101 to this Quarterly Report on Form 10-Q are the following materials, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets as of September 30, 2025 and December 31, 2024, (ii) the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2025 and 2024, (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2025 and 2024, (iv) the Condensed Consolidated Statements of Changes in Stockholders’ Equity for the periods ended September 30, 2025 and 2024, (v) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2025 and 2024 and (vi) the Notes to the Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Tiptree Inc. has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Tiptree Inc.

Date:	October 31, 2025	By:/s/ Michael Barnes
Michael Barnes
Executive Chairman

Date:	October 31, 2025	By:/s/ Jonathan Ilany
Jonathan Ilany
Chief Executive Officer

Date:	October 31, 2025	By:/s/ Scott McKinney
Scott McKinney
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)