Form 10-K
period 2025-12-31
TIPTREE INC.
filed 2026-03-09
CIK 1393726

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2025

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

As of June 30, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates of the registrant was approximately $582,027,121, based upon the closing sales price of $23.58 per share as reported on the Nasdaq Capital Market. For purposes of this calculation, all of the registrant’s directors and executive officers were deemed to be affiliates of the registrant.

As of March 1, 2026, there were 37,877,057 shares, par value $0.001, of the registrant’s common stock outstanding.

Documents Incorporated by Reference

Certain information in the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission relating to the registrant’s 2026 Annual Meeting of Stockholders is incorporated by reference into Part III.

Tiptree Inc.

Annual Report on Form 10-K

December 31, 2025

PART I

Forward-Looking Statements

Except for the historical information included and incorporated by reference in this Annual Report on Form 10-K, the information included and incorporated by reference herein are “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Forward-looking statements provide our current expectations or forecasts of future events and are not statements of historical fact. These forward-looking statements include information about possible or assumed future events, including, among other things, the anticipated closing of the Sale and the Reliance Purchase Agreement, discussion and analysis of our future financial condition, results of operations and our strategic plans and objectives. When we use words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “seek,” “may,” “might,” “plan,” “project,” “should,” “target,” “will,” or similar expressions, we intend to identify forward-looking statements.

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

Summary Risk Factors

Our business is subject to a number of risks, including risks that may prevent us from achieving our business objectives or may adversely affect our business, financial condition, results of operations, cash flows and prospects. These risks are discussed more fully in Item 1A. Risk Factors herein. These risks include, but are not limited to, the following:

•
Tiptree will incur significant transaction costs in connection with the Sale.
•
Tiptree will have broad discretion in the use of the proceeds from the Sale and may use proceeds in ways that stockholders may not approve.
•
Any Leakage will decrease the proceeds that Tiptree will receive in the Sale, and if there is additional leakage, Tiptree may not receive its pro rata portion of the leakage reserve holdback amount.
•
Tiptree does not expect to distribute cash to its stockholders in connection with the Sale, and any return to its stockholders is expected to come, if at all, only from potential increases in the price of Tiptree common stock.
•
If the proposed Sale is not completed, we may explore other potential transactions, but alternatives may be less favorable to us.
•
The failure to complete the Sale may impact our business, financial condition and results of operations.
•
Even if the Sale is completed, we cannot provide any assurances that we will realize the financial benefits we currently anticipate from the Sale.
•
After completion of the Sale, Tiptree’s future results of operations will be dependent solely on the Retained Business, Tiptree will have substantially fewer assets, Tiptree may be more susceptible to adverse events, and Tiptree may not be able to use the proceeds from the Sale as intended.
•
After completion of the Sale, the continuing costs and burdens associated with being a public company will constitute a much larger percentage of Tiptree’s revenues.
•
Maintenance of our Investment Company Act of 1940 exemption imposes limits on our operations.
•
Because we are a holding company, our ability to meet our obligations and pay dividends to stockholders will depend on distributions from our subsidiaries that may be subject to restrictions and income from assets.
•
Some provisions of our charter may delay, deter or prevent takeovers and business combinations that stockholders consider in their best interests.
•
Maryland takeover statutes may prevent a change of our control, which could depress our stock price.
•
A portion of our assets are illiquid or have limited liquidity, which may limit our ability to sell those assets at favorable prices or at all and creates uncertainty in connection with valuing such assets.
•
We operate in highly competitive markets for business opportunities and personnel, which could impede our growth and negatively impact our results of operations.
•
The amount of statutory capital and reserve requirements applicable to our insurance subsidiaries can increase due to factors outside of our control.
•
Our insurance subsidiaries’ actual claims losses may exceed their reserves for claims, which may require them to establish additional reserves.
•
Performance of our insurance subsidiaries’ investment portfolio is subject to a variety of investment risks.
•
Our insurance subsidiaries could be forced to sell investments to meet their liquidity requirements.
•
We may need to raise additional capital in the future or may need to refinance existing indebtedness, but there is no assurance that such capital will be available on a timely basis, on acceptable terms or at all.
•
Cybersecurity attacks or information system failures could disrupt our businesses, including our insurance businesses.
•
Third-party vendors our insurance subsidiaries rely upon to provide certain business and administrative services on their behalf may not perform as anticipated. These include independent financial institutions, lenders, distribution partners, agents, brokers and retailers for distribution of its products and services, and the loss of these distribution sources, or their failure to sell our insurance business’s products and services could be adverse.
•
A downgrade in our insurance subsidiaries’ claims paying ability or financial strength ratings could increase policy surrenders and withdrawals, adversely affecting relationships with distributors and reducing new policy sales.
•
If market conditions cause reinsurance to be more costly or unavailable, our insurance subsidiaries may be required to bear increased risks or reduce the level of their underwriting commitments.
•
Our insurance subsidiaries may incur losses if reinsurers are unwilling or unable to meet their obligations under reinsurance contracts.
•
New lines of business, new products and services or new geographic markets may subject our insurance subsidiaries to additional risks.
•
The effects of emerging claim and coverage issues on our insurance subsidiaries’ business are uncertain.
•
Our insurance subsidiaries’ international operations expose them to investment, political and economic risks, including foreign currency and credit risk.
•
Our insurance subsidiaries’ continued growth depends partly on the continued growth of their business’s customer base.
•
Our results of operations have in the past varied quarterly and may not be indicative of our long-term prospects.
•
Adverse economic factors, including recession, inflation, periods of high unemployment or lower economic activity, could result in the sale of fewer policies than expected or an increase in the frequency of claims and premium defaults, and even the falsification of claims, or a combination of these effects, which, in turn, could affect our insurance subsidiaries’ growth and profitability.

•
Our business’s risk management policies and procedures may prove to be ineffective and leave them exposed to unidentified or unanticipated risk.
•
Our insurance subsidiaries may not be able to generate sufficient cash to service all of their indebtedness and may be forced to take other actions to satisfy their obligations under their indebtedness, which may not be successful.
•
Restrictive covenants in the agreements governing our insurance subsidiaries’ indebtedness may restrict their ability to pursue their business strategies.
•
Retentions in various lines of business and catastrophic events expose our insurance subsidiaries to potential losses.
•
Due to the structure of some of our insurance business’s commissions, it is exposed to risks related to the creditworthiness of some of its independent agents and program partners.
•
Our insurance subsidiaries may act based on inaccurate or incomplete information regarding the accounts they underwrite.
•
The insurance industry is cyclical in nature, competition is intense, and our insurance business may lose clients or business as a result of consolidation within the financial services industry or otherwise.
•
Any failure to establish, maintain, protect or enforce our insurance subsidiaries’ intellectual property rights could impair their intellectual property, technology platform and brand. In addition, they may be sued for alleged infringement, misappropriation or other violation of their proprietary rights.
•
Our businesses employ third-party licensed software, and the inability to maintain these licenses, errors in the software they license or the terms of open source licenses could result in increased costs or reduced service levels, which would adversely affect their business.
•
Changes in prevailing interest rates or U.S. monetary policies that affect interest rates may have a detrimental effect on our mortgage business and value of the MSRs.
•
We may be limited in the future in utilizing net operating losses incurred during prior periods to offset taxable income.
•
We may leverage certain assets of ours and a decline in the fair value of those assets may adversely affect our financial condition and results of operations.
•
Our risk mitigation or hedging strategies could result in us experiencing significant losses.
•
The values we record for certain investments and liabilities are based on estimates of fair value made by our management, which may cause our operating results to fluctuate and may not be indicative of the value we can realize on a sale.
•
The accounting rules applicable to certain transactions of ours are highly complex and require the application of significant judgment and assumptions by our management. In addition, changes in accounting interpretations or assumptions could impact our financial statements.
•
Increasing regulatory focus on privacy issues and expanding laws could affect our various subsidiaries’ business models and expose them to increased liability.
•
Our insurance subsidiaries could be adversely affected if their controls to ensure compliance with guidelines, policies and legal and regulatory standards are not effective.
•
Our businesses are subject to risks related to litigation and regulatory actions, including increased compliance costs.
•
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

“Invesque” means Invesque Inc.

“KBRA” means Kroll Bond Rating Agency, LLC.

“Leakage” means those items that reduce the purchase price pursuant to the Sale Agreement for certain categories of payments made by Fortegra after June 30, 2025 and at or prior to the closing of the Sale, including payments for, among other categories, specified transaction expenses, certain dividends or distributions to related parties, payments to related parties for equity or securities redemptions, returns of capital, and other specified categories of payments or liabilities.

“MGAs” means managing general agents.

“NAIC” means the National Association of Insurance Commissioners.

“NCI” means non-controlling interests.

“Notes” means the 2017 Notes and the 2024 Notes.

“Reliance” means Reliance First Capital, LLC.

“Reliance Holdings” means Reliance Holdings LLC

“Reliance Buyer” means Carrington Mortgage Services, LLC.

“Reliance Purchase Agreement” means the Purchase Agreement entered into on October 31, 2025 by and among Carrington Holding Company, LLC (“Former Buyer”), Tiptree, Reliance and Reliance Holdings, as amended by Amendment No. 1 to Reliance Purchase Agreement, dated as of December 5, 2025 replacing Former Buyer with Reliance Buyer.

“Reliance Sale” means the transaction contemplated by the Reliance Purchase Agreement.

“Reliance Sellers” mean Tiptree and Reliance Holdings.

“Sale” means the series of transactions pursuant to the Sale Agreement whereby Purchaser will acquire Fortegra for a purchase price of $1.65 billion in cash (subject to certain adjustments set forth in the Sale Agreement) and Merger Sub will merge with and into Fortegra, with Fortegra being the surviving corporation, and as a result of which Purchaser shall be the sole stockholder of Fortegra.

“Sale Agreement” means that certain Agreement and Plan of Merger, dated September 26, 2025, by and among Tiptree, Fortegra, DB Insurance Co., Ltd. (“Purchaser”) and a subsidiary of Purchaser (“Merger Sub”) to be incorporated in Delaware following the date of the Sale Agreement and prior to the closing of the Sale.

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

Our Operating Principles

We acquire controlling interests and invest in businesses that we believe (i) operate in industries with long-term growth opportunities, (ii) have positive and stable cash flows, (iii) offer scalable business models with embedded optionality, and (iv) have strong management teams. We believe that our patient capital approach and long-term outlook enhances the ability for our businesses to grow earnings and cash flows across market cycles.

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

Think Like Owners. Efficient deployment of capital is our top priority. We aim to find the best use of capital to create long-term value for our stockholders. We hope to achieve this through a combination of investments in our existing businesses, select acquisitions and monetization opportunities, opportunistic share repurchases and paying a consistent dividend. As of December 31, 2025, directors, officers, employees and related trusts owned 34% of the Company.

Underwrite to a Profit. Long‑term performance in insurance and financial services businesses is driven by disciplined underwriting. Our highest priority is to maintain strong underwriting practices, with attention paid to the disciplines of pricing, underwriting and claims management.

As of December 31, 2025, Tiptree and its consolidated subsidiaries had 1,486 employees; 1,459 of whom were employees of our discontinued operations, and 14 of whom were at our corporate headquarters. Corporate employees are responsible for overall strategy, capital allocation and investment decisions, as well as public company reporting and compliance.

Our businesses are subject to regulation as described below. The 1940 Act may limit the types and nature of businesses that we engage in and assets that we may acquire. See “Risk Factors-Risks Related to Regulatory and Legal Matters-Maintenance of our 1940 Act exemption will impose limits on our operations.”

Recent Transactions

On September 26, 2025, Tiptree entered into the Sale Agreement with Purchaser and Fortegra whereby Tiptree and Warburg will sell Fortegra to Purchaser for aggregate consideration of $1.65 billion in cash (subject to certain adjustments set forth in the Sale Agreement). As of December 31, 2025, Tiptree owns approximately 69.1% of Fortegra on a fully diluted basis. At the closing of the Sale, Purchaser will acquire complete common equity ownership of Fortegra and all of its subsidiaries. As a result of this agreement, and subsequent shareholder approval, Fortegra is now classified as held for sale and in discontinued operations on Tiptree’s financial statements as of December 31, 2025.

On October 31, 2025, Tiptree entered into the Reliance Purchase Agreement with Reliance Buyer and Reliance whereby Tiptree will sell Reliance to Reliance Buyer for aggregate consideration of 93.5% of Reliance's tangible book value, or an estimated $50 million of gross proceeds as of December 31, 2025 (subject to certain adjustments set forth in the Reliance Purchase Agreement). As a result of this agreement, Reliance is now classified as held for sale and in discontinued operations on Tiptree’s financial statements as of December 31, 2025.

HELD FOR SALE AND DISCONTINUED OPERATIONS:

Insurance: Our Insurance business, Fortegra, is a growing, consistently profitable, and multinational specialty insurance company focused on underwriting complex and niche risks in underserved markets. Founded in 1978, the business has a long-standing track record of disciplined and stable underwriting results while generating strong growth and attractive returns on capital. Fortegra is an underwriting-focused company, with deep expertise within the admitted and E&S insurance lines and capital light fee-based services markets. It targets moderate risk limits and utilizes a sophisticated reinsurance strategy to reduce volatility and protect its capital. The business differentiates itself through its go-to-market strategy, expertise in customized underwriting solutions and the value-added services offered to its distribution partners.

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

Mortgage: Our mortgage operation was conducted through Reliance First Capital, LLC and had been focused on primarily originating and servicing agency-eligible (Federal Housing Administration (“FHA”) and Veterans Administration (“VA”)) and conventional and government loans that can be transferred to Ginnie Mae pools or sold on a servicing-retained or servicing-released basis to Fannie Mae, Freddie Mac or secondary market investors and aggregators. Revenues are primarily generated from gain on sale income, loan fee income, servicing fee income, and net interest income. The growth in our mortgage business is expected primarily to come from increased origination volume, retention of additional mortgage servicing rights, and new products.

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

We strive to:

•
Provide employee wages that are competitive and consistent with employee positions, skill levels, experience, knowledge and geographic location.
•
Align executives’ long-term equity compensation with stockholders’ interests by linking realizable pay with earnings and total stockholder return.
•
Ensure that annual increases and incentive compensation are based on merit, which is communicated to employees at the time of hiring and documented through their talent management process as part of the annual review procedures and upon internal transfer and/or promotion.

•
Ensure that all employees are eligible for health insurance, paid and unpaid leaves, and life and disability/accident coverage as well as access to wellness programs.

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

Risks Related to the Sale

The announcement and pendency of the Sale and the other transactions contemplated by the Sale Agreement, whether or not completed, creates uncertainty about our future, which could have a material adverse effect on our business, financial condition and results of operations, including the Retained Business.

The announcement and pendency of the Sale and the other transactions contemplated by the Sale Agreement may adversely affect the trading price of Tiptree common stock, our business and our relationships with clients, customers and employees. Third parties may be unwilling to enter into material agreements with respect to our businesses that remain after the Sale (the “Retained Business”) or may seek to change existing business relationships. New or existing customers and business partners may prefer to enter into agreements with our competitors who have not expressed an intention to sell their business because customers and business partners may perceive that such new relationships are likely to be more stable. Additionally, employees working in the Retained Business may become concerned about the future of the Retained Business, as applicable, and lose focus or seek other employment. In addition, while the completion of the Sale is pending, we may be unable to attract and retain key personnel and our management’s focus and attention and employee resources may be diverted from operational matters. The occurrence of any of these events, individually or in combination, could have a material adverse effect on our business, financial condition and results of operations. Additionally, we have incurred substantial transaction costs and diversion of management resources in connection with the Sale, and we will continue to do so until the final closing or termination of the Sale.

Tiptree will incur significant transaction costs in connection with the Sale.

Tiptree has incurred and is expected to continue to incur a number of non-recurring costs associated with the Sale. These costs have been, and will continue to be, substantial and, in certain cases, will be borne by Tiptree whether or not the Sale is completed. A substantial majority of non-recurring expenses will consist of transaction costs and include, among others, fees paid to legal and financial advisors. Any litigation that may result from the announcement, pendency or completion of the Sale has the potential to impose additional substantial expenses on Tiptree. If the Sale is not completed, Tiptree will have incurred substantial expenses for which no ultimate benefit will have been received. Tiptree has incurred out-of-pocket expenses in connection with the Sale for legal and accounting fees and financial printing and other costs and expenses, much of which will be incurred even if the Sale is not completed. If the board of directors of Tiptree has determined in good faith (after consultation with its outside legal counsel and financial advisors) that an acquisition proposal constitutes a Superior Proposal (as defined in the Sale Agreement), then Tiptree may terminate the Sale Agreement to enter into an agreement with respect to such Superior Proposal, subject to compliance with the procedures specified in the Sale Agreement and payment of a termination fee of $49.5 million.

Tiptree will have broad discretion in the use of the proceeds from the Sale and may use proceeds in ways that stockholders may not approve.

Tiptree will have broad discretion in the use of the net proceeds it receives from the Sale and may use proceeds in ways that some stockholders may not approve. Tiptree intends to use proceeds from the Sale for working capital and general corporate purposes, including to pay transaction expenses, to pay taxes on the transactions contemplated by the Sale Agreement, to repay existing debt of Tiptree, to engage in opportunistic stock repurchases and/or pay dividends, to purchase additional assets or businesses and/or for any other purpose that the Tiptree Board deems appropriate. Because of the number and variability of factors that will determine our use of the net proceeds from the Sale, their ultimate use may vary substantially from their currently intended use.

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

Any Leakage will decrease the proceeds that Tiptree will receive in the Sale, and if there is additional leakage, Tiptree may not receive its pro rata portion of the leakage reserve holdback amount.

Any Leakage, including any Transaction Expenses (as defined in the Sale Agreement) but excluding permitted leakage that occurs after June 30, 2025, and at or prior to the closing will decrease the Aggregate Closing Purchase Price (as defined in the Sale Agreement) and therefore the proceeds that Tiptree will receive in the Sale. Moreover, if, following the closing, it is determined that there was additional leakage, Tiptree may not receive its pro rata portion of the leakage reserve holdback amount. Because Leakage is defined to include payments, liabilities or obligations of or by Fortegra and its subsidiaries, the amount of any Leakage may be influenced by factors outside of Tiptree’s control.

Tiptree does not expect to distribute cash to its stockholders in connection with the Sale, and any return to its stockholders is expected to come, if at all, only from potential increases in the price of Tiptree common stock.

Tiptree does not expect to distribute cash to its stockholders in connection with the Sale. Tiptree has previously repurchased, and may from time to time repurchase, shares of Tiptree common stock and/or pay cash dividends. Factors that may impact our decisions regarding the method, timing and amount of a return of capital, if any, include economic and market conditions, our financial condition and operating results, cash requirements, capital requirements of our operating subsidiaries, legal requirements, regulatory constraints, investment opportunities at the time any such payment is considered, and other factors Tiptree deems relevant. Furthermore, the specific timing and amount of any dividend payments are subject to declaration on future dates by the Tiptree Board in its sole discretion. There can be no assurances that we will complete any return of capital to our stockholders.

If the proposed Sale is not completed, we may explore other potential transactions, but alternatives may be less favorable to us.

Completion of the Sale will require significant time, attention, and resources of our senior management and others within Tiptree, potentially diverting their attention from other business opportunities that might benefit us. If the proposed Sale is not completed, Tiptree may explore other strategic alternatives with another party or parties. An alternative transaction may have terms that are less favorable to us than the terms of the proposed Sale, or we may be unable to reach agreement with any third-party on an alternate transaction that we would consider to be reasonable. Any future “transfer of assets” of Tiptree or other similar transaction may be subject to further stockholder approval, and there is no guarantee that Tiptree would be able to obtain such stockholder approval in favor of any such sale or other transaction.

The failure to complete the Sale may impact our business, financial condition and results of operations.

If the Sale is not completed for any reason, Tiptree’s business, financial condition and results of operations may be impacted. To the extent that the market price of Tiptree common stock reflects positive market assumptions that the Sale will be completed and the related benefits will be realized, the failure to complete the Sale may result in a decrease in the market value of Tiptree common stock and may impair Tiptree’s ability to achieve its objective of enhancing the value of its assets to Tiptree stockholders.

Even if the Sale is completed, we cannot provide any assurances that we will realize the financial benefits we currently anticipate from the Sale.

We cannot provide any assurances that we will realize the financial benefits we currently anticipate from the Sale. Any failure to realize the financial benefits we currently anticipate from the Sale could have a material adverse impact on our future operating results and financial condition and could materially and adversely affect the trading price or trading volume of Tiptree common stock. Our results of operations currently are not, and may not be in the future even if the Sale and the other transactions contemplated by the Sale Agreement are consummated, sufficient to service our indebtedness and to fund our other expenditures, and we may not be able to obtain financing to meet these requirements. Even if the Sale and the other transactions contemplated by the Sale Agreement are consummated, if we experience a default under Tiptree’s existing credit agreement or instruments governing our future indebtedness, our business, financial condition and results of operations may be adversely impacted.

Tiptree also expects to recognize significant taxable gain upon completion of the Sale, which reflects expected treatment of the proposed Sale as a taxable sale of Fortegra common stock by Tiptree for U.S. federal income tax purposes.

After completion of the Sale, Tiptree’s future results of operations will be dependent solely on the Retained Business, Tiptree will have substantially fewer assets, Tiptree may be more susceptible to adverse events, and Tiptree may not be able to use the proceeds from the Sale as intended.

If the Sale is completed, Tiptree will no longer hold any Fortegra shares or have any interest in the future earnings or growth of Fortegra, and Tiptree’s future results of operations will be dependent solely on the Retained Business and differ materially from Tiptree’s previous results of operations. After completion of the Sale, Tiptree will be subject to concentration of the risks that affect our Retained Business and Tiptree will have substantially fewer assets and may experience significant decreases in earnings and cash flow and increases in operating costs or other expenses. Following the Sale, Tiptree will continue to be a public company with ongoing costs associated with public company operations, which will be a greater percentage of our revenues. The market price of Tiptree common stock may significantly decrease, and Tiptree common stock may be more susceptible to market fluctuations. In addition, if there are significant adverse changes in Tiptree’s business prospects, the industries in which Tiptree operates, or in market and economic conditions generally, Tiptree may not be able to use the proceeds from the Sale as currently intended because the proceeds may be required for operations or other needs that we do not currently anticipate. Any downturn in the Retained Business or future prospects following the closing of the Sale, or if Tiptree fails to bring overhead costs in line with our reduced operations following the closing of the Sale, could have a material adverse effect on Tiptree’s future operating results and financial condition and could materially and adversely affect the market price of Tiptree’s securities.

After completion of the Sale, the continuing costs and burdens associated with being a public company will constitute a much larger percentage of Tiptree’s revenues.

If the Sale is completed, Tiptree will remain a public company and will continue to be subject to the listing standards of the Nasdaq and SEC rules and regulations. While all public companies face the costs and burdens associated with being public companies, the costs and burden of being a public company will be a significant portion of Tiptree’s revenues, which will be reduced if the Sale is completed.

Maintenance of our Investment Company Act of 1940 exemption imposes limits on our operations.

We conduct our operations so that we are not required to register as an investment company under the Investment Company Act of 1940. Therefore, we must limit the types and nature of businesses in which we engage and assets that we acquire. We monitor our compliance with the Investment Company Act of 1940 on an ongoing basis and may be compelled to take or refrain from taking actions, to acquire additional income or loss generating assets or to forgo opportunities that might otherwise be beneficial or advisable, including, but not limited to selling assets that are considered to be investment securities or forgoing the sale of assets that are not investment securities, in order to ensure that we (or a subsidiary) may continue to rely on the applicable exceptions or exemptions. These limitations on our freedom of action could have a material adverse effect on our financial condition and results of operations.

If we fail to maintain an exemption, exception or other exclusion from registration as an investment company, we could, among other things, be required to substantially change the manner in which we conduct our operations either to avoid being required to register as an investment company or to register as an investment company. Under the Investment Company Act of 1940, a company may be deemed to be an investment company if it owns investment securities with a value exceeding 40% of the value of its total assets (excluding government securities and cash items) on an unconsolidated basis, unless an exemption or safe harbor applies. We refer to this test as the “40% Test.” Securities issued by companies other than consolidated companies are generally considered “investment securities” for purposes of the Investment Company Act of 1940, unless other circumstances exist which actively involve the company holding such interests in the management of the underlying company.

We currently maintain our exemption through the 40% test. Upon the completion of the Sale, we intend to invest in government securities, cash and other investments excluded from the 40% Test, but, may no longer be able to comply with the 40% Test. In that case, we would rely on a safe harbor exemption from the Investment Company Act of 1940 for so-called “transient investment companies.” Consistent with the “transient investment company” safe harbor, we will have to reduce our holdings of “investment securities to not more than 40% of our total assets as soon as is reasonably possible and in any event within one year from the earlier of (i) the date on which we own securities and/or cash having a value exceeding 50% of the value of our company’s total assets on either a consolidated or unconsolidated basis or (ii) the date on which we own or propose to acquire “investment securities” having a value exceeding 40% of the value of our company’s total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis.

If we were required to register as an investment company under the Investment Company Act of 1940, we would become subject to substantial regulation with respect to, among other things, our capital structure (including our ability to use leverage), management, operations, transactions with affiliated persons (as defined in the Investment Company Act of 1940), portfolio composition, including restrictions with respect to diversification and industry concentration, and our financial condition and results of operations may be adversely affected. If we did not register despite being required to do so, criminal and civil actions could be brought against us, our contracts would be unenforceable unless a court were to require enforcement, and a court could appoint a receiver to take control of us and liquidate our business.

The opinion obtained by the Fortegra Board from Barclays and relied upon by the Tiptree Board does not and will not reflect changes in circumstances after the date of such opinion.

On September 24, 2025, Barclays Capital Inc. (“Barclays”) rendered its oral opinion (which was subsequently confirmed in writing) to the Fortegra Board that, as of the date of its written opinion and based upon and subject to the qualifications, limitations, assumptions and other matters stated in its opinion, the aggregate consideration of $1.65 billion in cash in the Sale is fair, from a financial point of view, to holders of Fortegra common stock. Changes in the operations and prospects of Fortegra, including financial forecasts relating to Fortegra, general market and economic conditions and other factors, many of which may be beyond Tiptree’s control, and on which the opinion of Barclays was based, may alter Fortegra’s value and affect the conclusions reached in the opinion. Fortegra has not obtained, and does not expect to request, an updated opinion from Barclays. Barclays’ opinion does not speak to the time when the Sale will be completed or to any date other than the date of such opinion. As a result, the opinion does not and will not address the fairness, from a financial point of view, of the consideration to be received by holders of Fortegra common stock in connection with the Sale at the time the Sale is completed or at any time other than the time the opinion was rendered.

Securities class action and derivative lawsuits may be brought against Tiptree in connection with the Sale, which could result in substantial costs and may delay or prevent the Sale from being completed.

Securities class action lawsuits and derivative lawsuits are often brought against public companies that have entered into acquisition, merger or other business combination agreements that could prevent or delay the completion of the Sale and result in significant costs to Tiptree, including any costs associated with the indemnification of directors and officers. Even if such a lawsuit is without merit, defending against these claims can result in substantial costs and divert management time and resources. An adverse judgment could result in monetary damages, which could have a negative impact on Tiptree’s liquidity and financial condition.

Lawsuits that may be brought against Tiptree or Tiptree’s directors could also seek, among other things, injunctive relief or other equitable relief, including a request to enjoin Tiptree from consummating the Sale. It is a condition to the completion of the Sale that no temporary restraining order, preliminary or permanent injunction or other judgment or order, injunction, ruling, decision, assessment, award, administrative order, judicial decision or decree entered or issued by, or in agreement with, any governmental authority to which Fortegra or any of its Subsidiaries is a party or to which it is subject, issued by a court of competent jurisdiction that prevents the consummation of the transactions contemplated by the Sale Agreement has been issued and remains in effect, and no statute, rule, regulation or other law has been enacted, enforced or promulgated by any governmental authority which would restrain, enjoin or otherwise prohibit the consummation of the transactions contemplated by the Sale Agreement Consequently, if a plaintiff is successful in obtaining an injunction prohibiting completion of the Sale, that injunction may delay or prevent the Sale from being completed within the expected timeframe or at all, which may adversely affect Tiptree’s business, financial position and results of operation.

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

Our assets include equity securities, non-controlling interests in credit assets and related equity interests which may be illiquid or have limited liquidity. It may be difficult for us to dispose of assets with limited liquidity rapidly, or at favorable prices, if at all. In addition, assets with limited liquidity may be more difficult to value and may be sold at a substantial discount or experience more volatility than more liquid assets. We may not be able to dispose of assets at the carrying value reflected in our financial statements. Our results of operations and cash flows may be materially and adversely affected if our determinations regarding the fair value of our illiquid assets are materially higher than the values ultimately realized upon their disposal.

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

A number of new, proposed or potential industry or legislative developments could further increase competition in the insurance industry. These developments include:

•
an increase in capital raising by companies in the industry, which could result in new entrants to the insurance markets and an excess of capital in the industry; and
•
the deregulation of commercial insurance lines in certain states and the possibility of federal regulatory reform of the insurance industry, which could increase competition from standard carriers.

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

Currently, A.M. Best has assigned a financial strength of “A-” (Excellent) (Outlook Stable) and KBRA has assigned a financial strength rating of “A–” (Outlook Stable) to our insurance subsidiaries. A.M. Best and KBRA assign ratings that are intended to provide an independent opinion of an insurance company’s ability to meet its obligations to policyholders. These analyses include comparisons to peers and industry standards as well as assessments of operating plans, philosophy and management. A.M. Best and KBRA periodically review our insurance subsidiaries’ financial strength ratings and may, at their discretion, revise downward or revoke their ratings based primarily on their analyses of our insurance subsidiaries’ balance sheet strength (including capital adequacy and loss adjustment expense reserve adequacy), operating performance and business profile. Other independent ratings agencies may also assign our insurance subsidiaries’ financial strength ratings in the future, and these ratings may be below expectations. Factors that could affect such analyses include:

•
if our insurance subsidiaries change their business practices from their organizational business plan in a manner that no longer supports A.M. Best’s or KBRA’s ratings;
•
if unfavorable financial, regulatory or market trends affect our insurance subsidiaries, including excess market capacity;
•
if our insurance subsidiaries’ losses exceed their loss reserves;
•
if our insurance subsidiaries have unresolved issues with government regulators;
•
if our insurance subsidiaries are unable to retain their senior management or other key personnel;
•
if our insurance subsidiaries’ investment portfolio incurs significant losses; or
•
if A.M. Best or KBRA alters its capital adequacy assessment methodology in a manner that would adversely affect our insurance subsidiaries’ ratings.

These and other factors could result in a downgrade of our insurance subsidiaries’ financial strength ratings. A downgrade or withdrawal of our insurance subsidiaries’ ratings could result in any of the following consequences, among others:

•
causing our insurance subsidiaries’ current and future distribution partners and insureds to choose other, more highly-rated competitors;
•
increasing the cost or reducing the availability of reinsurance to our insurance subsidiaries; or
•
severely limiting or preventing our insurance subsidiaries from writing new and renewal insurance contracts.

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

The Tiptree Credit Agreement includes covenants restricting, among other things, our ability to:

•
pledge Fortegra common stock;
•
incur or guarantee additional debt;
•
incur liens;
•
make negative pledges;
•
make junior payments;
•
make investments or complete acquisitions or dispositions of assets;
•
complete mergers, consolidations and dissolutions;
•
enter into transactions with affiliates;
•
prepay certain debt; and
•
otherwise conduct our business.

The agreements governing our insurance subsidiaries’ indebtedness include covenants restricting, among other things, their ability to:

•
incur or guarantee additional debt;
•
incur liens;
•
complete mergers, consolidations and dissolutions;
•
enter into transactions with affiliates;
•
pay dividends or other distributions;
•
sell certain of their assets that have been pledged as collateral; and
•
undergo a change in control.

A breach of the covenants under the Tiptree Credit Agreement, the respective indentures that govern the Notes and the Fortegra Credit Agreement, could result in an event of default. Such default may result in the acceleration of any other debt to which a cross-acceleration or cross-default provision applies. In the event our lenders or our insurance subsidiaries’ lenders or noteholders accelerate the repayment of their indebtedness, we or they and their subsidiaries may not have sufficient assets to repay that indebtedness. As a result of these restrictions, we and our insurance subsidiaries may be:

•
unable to raise additional debt or equity financing to operate during general economic or business downturns; or
•
unable to operate or compete effectively or to take advantage of new business opportunities.

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

A number of new, proposed or potential industry or legislative developments could further increase competition in the E&S market and have a material adverse effect on our insurance subsidiaries’ premiums, underwriting results and profits. These developments include:

•
Changing distribution practices caused by the internet, including shifts in the way in which E&S insurance is purchased by consumers. Our insurance subsidiaries currently depend largely on distribution through third-party agents and brokers. If their distribution model were to be significantly altered by changes in the way E&S insurance is regulated, marketed, or sold including, without limitation, through the use of the internet, it could have a material adverse effect on our insurance subsidiaries’ premiums, underwriting results and profits;
•
Admitted products may be preferred from a regulatory or legislative perspective in certain jurisdictions; and
•
The market for E&S as compared to admitted products may shift based on the availability of admitted products at competitive prices and consumer, agent or broker preferences, among other factors.

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

On October 31, 2025, Tiptree entered into the Reliance Purchase Agreement whereby the Reliance Buyer will acquire from the Reliance Sellers, pursuant to the terms of the Reliance Purchase Agreement, all of the issued and outstanding membership interests of Reliance for an amount equal, in U.S. dollars, to the sum of (a) the product of (i) the Tangible Book Value (as defined in the Reliance Purchase Agreement) of Reliance as of the closing of the transaction and (ii) 93.50%; less (b) Transaction Expenses (as defined in the Reliance Purchase Agreement); less (c) Unpaid Taxes (as defined in the Reliance Purchase Agreement); less (d) the Specified Tax Liability (as defined in the Reliance Purchase Agreement); plus (e) the Specified Cash Amount (as defined in the Reliance Purchase Agreement) and the Cash Contribution At Closing Amount (as defined in the Reliance Purchase Agreement) (collectively, the “Reliance Transaction”).

The value of our mortgage business’s mortgage servicing rights (“MSRs”) is based on the cash flows projected to result from the servicing of the related mortgage loans and continually fluctuates due to a number of factors. These factors include changes in interest rates; historically, the value of MSRs has increased when interest rates rise as higher interest rates lead to decreased prepayment rates, and has decreased when interest rates decline as lower interest rates lead to increased prepayment rates and refinancings. Other market conditions also affect the number of loans that are refinanced and thus no longer result in cash flows, and the number of loans that become delinquent. Pursuant to the Reliance Purchase Agreement, if MSR values decrease and that reduces the Tangible Book Value (as defined in the Reliance Purchase Agreement) of Reliance as of the closing date, then Tiptree may receive fewer gross proceeds from the Reliance Sale.

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

Changes in interest rates and the level of interest rates are key drivers that impact the volatility of our mortgage loan originations. With regard to the portion of our mortgage business that is centered on refinancing existing mortgages, we generally note that the refinance market experiences more significant fluctuations than the purchase market as a result of interest rate changes, with the rate and term financing market impacted the most by the volatility in mortgage rates. As interest rates rise, refinancing generally becomes a smaller portion of the market as fewer consumers are interested in refinancing their mortgages. With regard to our purchase mortgage loan business, higher interest rates may also reduce demand for purchase mortgages as home ownership becomes more expensive. This could adversely affect our mortgage business’s revenues or require our mortgage business to increase marketing expenditures in an attempt to increase or maintain its volume of mortgages. Decreases in interest rates can also adversely affect our mortgage business’s financial condition, including the value of its MSRs. Pursuant to the Reliance Purchase Agreement, if MSR values decrease and that reduces the Tangible Book Value (as defined in the Reliance Purchase Agreement) of Reliance as of the closing date, then Tiptree may receive fewer gross proceeds from the Reliance Sale.

Changes in interest rates are also a key driver of the performance of our servicing business, particularly because our mortgage business’s portfolio is composed primarily of MSRs related to high-quality loans, the values of which are highly sensitive to changes in interest rates. Historically, the value of MSRs has increased when interest rates rise as higher interest rates lead to decreased prepayment rates, and has decreased when interest rates decline as lower interest rates lead to increased prepayment rates. As a result, decreases in interest rates could have a detrimental effect on our mortgage business and may result in Tiptree receiving fewer gross proceeds from the Reliance Sale pursuant to the Reliance Purchase Agreement.

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

In addition, our mortgage business is materially affected by the monetary policies of the U.S. government and its agencies. Our mortgage business is particularly affected by the policies of the Federal Reserve, which influence interest rates and impact the size of the loan origination market. In 2017, the Federal Reserve ended its quantitative easing program and started its balance sheet reduction plan. The Federal Reserve’s balance sheet consists of U.S. Treasuries and mortgage-backed securities (“MBS”) issued by Fannie Mae, Freddie Mac and Ginnie Mae. To shrink its balance sheet, the Federal Reserve had slowed the pace of MBS purchases to a point at which natural runoff exceeded new purchases, resulting in a net reduction. In response to the COVID-19 pandemic, state and federal authorities took several actions to provide relief to those negatively affected by COVID-19, such as the CARES Act and the Federal Reserve’s support of the financial markets. The lasting results of these policies by the Federal Reserve are unknown at this time.

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

Certain of our mortgage business’s loan funding, early buy-out facilities, and MSR-backed facilities are subject to margin calls based on the lender’s opinion of the value of the loan collateral securing such financing and certain of their hedges related to newly originated mortgages are also subject to margin calls. A margin call would require our mortgage business to repay a portion of the outstanding borrowings. A large, unanticipated margin call could have a material adverse effect on their liquidity.

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

Risks Related to Regulatory and Legal Matters

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

Our mortgage business is subject to the regulatory, supervisory and examination authority of the CFPB, which has oversight of federal and state non-depository lending and servicing institutions, including residential mortgage originators and loan servicers. The CFPB has rulemaking authority with respect to many of the federal consumer protection laws applicable to mortgage lenders and servicers, including the Truth in Lending Act, the Real Estate Settlement Procedures Act and the Fair Debt Collections Practices Act. The CFPB has issued a number of regulations under the Dodd-Frank Act relating to loan origination and servicing activities, including ability to repay and “Qualified Mortgage” standards and other origination standards and practices.

The CFPB’s examinations have increased, and will likely continue to increase, our mortgage business’s administrative and compliance costs. They could also greatly influence the availability and cost of residential mortgage credit and increase servicing costs and risks. These increased costs of compliance, the effect of these rules on the lending industry and loan servicing, and any failure in our mortgage business’s ability to comply with the new rules by their effective dates, could be detrimental to their business. The CFPB also issued guidelines on sending examiners to banks and other institutions that service and/or originate mortgages to assess whether consumers’ interests are protected.

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

We and our businesses are subject to risks related to litigation and regulatory actions.

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

Operational responsibility for overseeing the adequacy and effectiveness of the Company’s risk management, control and governance processes is the responsibility of the Chief Financial Officer (“CFO”) in consultation with senior management of the Company and the Chief Information Security Officers (“CISO”) of the Company and its operating subsidiaries. Aspects of the information systems of the parent holding company and each material operating business are distinct so each has its own CISO, which in the case of the parent holding company is an independent third-party service provider. The CISOs’ expertise in information technology and cybersecurity has been gained from a combination of education, including relevant degrees and/or certifications, and prior work experience. Each of the CISOs has more than 10 years’ experience in information technology and cybersecurity. The CFO reports regularly, and at least annually, to the Company’s Audit Committee and such report may address overall assessment of the Company’s compliance with the Company’s cybersecurity policies, and include topics such as risk assessment, risk management and control decisions, service provider arrangements, test results, security incidents and responses, and recommendations for changes and updates to policies and procedures.

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

Item 2. Properties

Our principal executive office is located at 660 Steamboat Road, 2nd Floor, Greenwich, Connecticut 06830. We maintain an office in New York for Tiptree Advisors. Our subsidiaries lease properties throughout the United States and Europe, all of which are used as administrative offices and will be the subsidiaries’ responsibilities following the closings of the pending transactions. We believe that the terms of the leases are sufficient to meet our present needs, and we do not anticipate any difficulty in securing additional space, as needed, on acceptable terms.

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

Holders

As of December 31, 2025, there were 30 common stockholders of record. This number does not include beneficial owners whose shares are held by nominees in street name.

Item 6. Reserved

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations is presented in this section as follows:

•
Overview
•
Results of Operations
•
Non-GAAP Measures and Reconciliations
•
Liquidity and Capital Resources
•
Critical Accounting Policies and Estimates

OVERVIEW

Our 2025 key highlights include:

•
On September 26, 2025, Tiptree entered into the Sale Agreement with Purchaser and Fortegra whereby Tiptree and Warburg will sell Fortegra to Purchaser for aggregate consideration of $1.65 billion in cash (subject to certain adjustments set forth in the Sale Agreement). As of December 31, 2025, Tiptree owns approximately 69.1% of Fortegra on a fully diluted basis. At the closing of the Sale, Purchaser will acquire complete common equity ownership of Fortegra and all of its subsidiaries. Due to the pending transaction, Fortegra is classified as held for sale and presented in discontinued operations on Tiptree’s financial statements at December 31, 2025. This pending transaction has had no impact on Tiptree’s financial statements at December 31, 2025 other than incurred transaction expenses of approximately $14.5 million for the year ended December 31, 2025. If the transaction had been completed as of December 31, 2025, Tiptree would have reflected the below:

As of
December 31, 2025
Consideration	$1,650,000
Less: transaction expenses	27,000
Net consideration	1,623,000
Tiptree diluted ownership of Fortegra	69.10%
Fair value of consideration received	1,121,490

Estimated gain on disposal	$419,052

•
On October 31, 2025, Tiptree entered into the Reliance Purchase Agreement with Reliance Buyer and Reliance whereby Tiptree will sell all of the issued and outstanding shares of common stock of Reliance to Reliance Buyer for aggregate consideration of 93.5% of Reliance’s tangible book value, or an estimated $50 million of gross proceeds and an after-tax loss impairment recorded of $10.7 million as of December 31, 2025 (subject to certain adjustments set forth in the Reliance Purchase Agreement).

RESULTS OF OPERATIONS

The following is a summary of our consolidated financial results for the years ended December 31, 2025, 2024 and 2023. In addition to GAAP results, management uses the Non-GAAP measure book value per share as measurement of operating performance. Management believes this measure provides supplemental information useful to investors as it is frequently used by the financial community to analyze financial performance and comparison among companies. The Company reclassified income and expenses attributable to Fortegra and Reliance to net income (loss) from discontinued operations for the years ended December 31, 2025, 2024 and 2023. Assets and liabilities attributable to Fortegra and Reliance have been reclassified to assets held for sale and liabilities held for sale, respectively, as of December 31, 2025 and 2024.

Summary of Consolidated Results

	For the Year Ended December 31,
	2025	2024	2023
Revenues:
Other revenue	$488	$1,520	$2,118
Total revenues	488	1,520	2,118
Expenses:
Employee compensation and benefits	33,844	29,159	30,694
Depreciation and amortization	1,448	1,451	1,425
Other expenses	11,920	11,184	13,457
Total expenses	47,212	41,794	45,576
Operating income (loss) before taxes	(46,724)	(40,274)	(43,458)
Non operating income:
Net realized and unrealized gains (losses)	(1,518)	(905)	(5,289)
Other income	3,640	2,617	5,268
Income (loss) before taxes	(44,602)	(38,562)	(43,479)
Less: provision (benefit) for income taxes	(5,691)	(6,217)	(4,747)
Net income (loss) from continuing operations	(38,911)	(32,345)	(38,732)
Net income (loss) from discontinued operations (1)	73,838	85,712	52,692
Net income (loss)	34,927	53,367	13,960
Less: net income (loss) attributable to non-controlling interests	—	—	9
Net income (loss) attributable to common stockholders	$34,927	$53,367	$13,951

Net income (loss) per common share:
Basic earnings per share	$0.93	$1.44	$0.38
Diluted earnings per share	$0.76	$1.34	$0.34

Weighted average number of common shares:
Basic	37,559,807	36,872,706	36,693,204
Diluted	37,559,807	36,872,706	36,693,204

Dividends declared per common share	$0.24	$0.49	$0.20

Non-GAAP: (2)
Book value per share	$13.45	$12.29	$11.34

(1)
See Note (3) Dispositions, Assets Held for Sale & Discontinued Operations for further details.
(2)
See “—Non-GAAP Reconciliations” for a discussion of non-GAAP financial measures.

Revenues

For the year ended December 31, 2025, revenues were $0.5 million, which decreased $1.0 million, or 67.9%, compared to the prior year, driven by a decrease in vessels revenue.

For the year ended December 31, 2024, revenues were $1.5 million, which decreased $0.6 million, or 28.2%, compared to the prior year, driven by a decrease in vessels revenue.

Expenses

Total expenses include employee compensation and benefits, public company and other expenses. Employee compensation and benefits include the expense of management, legal and accounting staff. Other expenses primarily consisted of audit and professional fees, insurance, office rent, expenses for the run-off of our shipping operations and other related expenses.

For the year ended December 31, 2025, expenses were $47.2 million, which increased $5.4 million, or 13.0%, compared to the prior year. Employee compensation and benefits, included incentive compensation expense which related to the performance of the Company’s continuing and discontinued operations. For the year ended December 31, 2025, employee compensation and benefits were $33.8 million compared to $29.2 million for the prior year, driven by the increase in accrued incentive compensation expense and one-time expenses associated with reduction in workforce. Of the incentive compensation expense in 2025, $6.7 million was stock-based compensation expense, compared to $8.7 million in 2024. Other expenses were $11.9 million, compared to $11.2 million in the prior year, driven by increased professional fees and run-off expenses associated with our shipping investments.

For the year ended December 31, 2024, expenses were $41.8 million, which decreased $3.8 million, or 8.3%, compared to the prior year. For the year ended December 31, 2024, employee compensation and benefits were $29.2 million compared to $30.7 million, driven by a decrease in accrued cash incentive compensation expense. Of the incentive compensation expense in 2024, $8.7 million was stock-based compensation expense, compared to $6.3 million in 2023. Other expenses were $11.2 million, compared to $13.5 million in the prior year, driven primarily by decreased professional fees.

Non Operating Income

For the year ended December 31, 2025, net realized and unrealized losses were $1.5 million, which increased $0.6 million, as compared to the losses of $0.9 million in the prior year, driven by the change in fair value of certain equity and other investments carried at fair value. For the year ended December 31, 2024, net realized and unrealized losses were $0.9 million, which decreased $4.4 million, as compared to the losses of $5.3 million in the prior year, driven by the change in fair value of certain equity and other investments carried at fair value. For the year ended December 31, 2025, other income was $3.6 million, as compared to $2.6 million in the prior year, with the increase driven by higher interest income on cash and cash equivalents recorded in other income. For the year ended December 31, 2024, other income was $2.6 million, as compared to $5.3 million in the prior year, with the decrease driven by lower interest income on cash and cash equivalents recorded in other income.

Income before taxes

For the year ended December 31, 2025, the Company reported a pre-tax loss of $44.6 million, as compared to a loss of $38.6 million in the prior year, primarily driven by increased operating expenses. For the year ended December 31, 2024, the Company reported a pre-tax loss of $38.6, as compared to a loss of $43.5 million in the prior year, primarily driven by decreased operating expenses.

Net Income (Loss) from continuing operations

For the year ended December 31, 2025, the Company reported a net loss from continuing operations of $38.9 million, compared to a net loss of $32.3 million in the prior year, primarily driven by increased operating expenses. For the year ended December 31, 2024, the Company reported a net loss from continuing operations $32.3 million, compared to a net loss of $38.7 million in the prior year, primarily driven by decreased operating expenses.

Net Income (Loss) from discontinued operations

For the year ended December 31, 2025, the Company reported a net income from discontinued operations of $73.8 million, compared to a net income of $85.7 million in the prior year, with the decrease driven by the after-tax loss on disposal of Reliance. For the year ended December 31, 2024, the Company reported a net income from discontinued operations of $85.7 million, compared to a net income of $52.7 million, with the increase driven by underwriting and fee income growth at Fortegra.

Book Value per share - Non-GAAP

Total stockholders’ equity was $752.4 million as of December 31, 2025 compared to $656.8 million as of December 31, 2024, with the increase driven by comprehensive income in 2025, partially offset by preferred dividends paid at Fortegra and common dividends paid by Tiptree. In 2025, Tiptree returned $9.1 million to common stockholders through dividends paid. Book value per share for the period ended December 31, 2025 was $13.45, a 9.4% increase from book value per share of $12.29 as of December 31, 2024, driven by comprehensive income per share, partially offset by dividends paid of $0.24 per share, net changes in non-controlling interests and preferred dividends paid at Fortegra.

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

HELD FOR SALE AND DISCONTINUED OPERATIONS:

During 2025, Tiptree entered into two sale transactions that have been classified as discontinued operations within its consolidated financial statements. See Note (3) Dispositions, Assets Held for Sale & Discontinued Operations for detailed financial information on each business sold.

Fortegra

On September 26, 2025, Tiptree entered into the Sale Agreement with Purchaser and Fortegra whereby Tiptree and Warburg will sell Fortegra to Purchaser for aggregate consideration of $1.65 billion in cash (subject to certain adjustments set forth in the Sale Agreement). As of December 31, 2025, Tiptree owns approximately 69.1% of Fortegra on a fully diluted basis. At the closing of the Sale, Purchaser will acquire complete common equity ownership of Fortegra and all of its subsidiaries. As a result of this agreement, and subsequent shareholder approval, Fortegra is now classified as held for sale and in discontinued operations on Tiptree’s financial statements as of December 31, 2025. The anticipated closing date, subject to customary regulatory approvals, is expected in the first half of 2026.

Total gross written premiums and premium equivalents for the year ended December 31, 2025 were $3.35 billion, compared to $3.07 billion in 2024, an increase of 9.1% driven by growth in specialty E&S insurance lines. Net written premiums were $1.57 billion for the year, compared to $1.44 billion in 2024, an increase of 9.4% consistent with the growth in gross written premiums and premium equivalents. Tiptree reported net income of $85.3 million from Fortegra in discontinued operations for the year ended December 31, 2025, compared to $82.1 million in 2024. Fortegra’s combined ratio for the year was 88.6%, compared to 90.0% in 2024, down 1.4 percentage points, reflecting the consistent underwriting performance and scalability of Fortegra’s operations.

Total gross written premiums and premium equivalents for the year ended December 31, 2024 were $3.07 billion, compared to $2.75 billion in 2023, an increase of 11.7% driven by expanding Fortegra’s distribution partner network and growing E&S insurance lines. Net written premiums were $1.44 billion for the year, compared to $1.32 billion in 2023, an increase of 9.0%, consistent with growth in gross written premiums. Tiptree reported net income of $82.1 million from Fortegra in discontinued operations for the year ended December 31, 2024, compared to $55.1 million in 2023, driven primarily by the growth in underwriting fee and income. Fortegra’s combined ratio for the year was 90.0%, compared to 90.3% in 2023, down 0.3 percentage points, reflecting the consistent underwriting performance and scalability of Fortegra’s operations.

The total gross written premiums and premium equivalents of $3,347.2 million, $3,068.2 million, and $2,747.9 million for the years ended December 31, 2025, 2024 and 2023, respectively, were comprised of gross written premiums of $2,573.8 million, $2,194.0 million, and $1,896.5 million, plus assumed premiums of $499.6 million, $525.5 million, and $489.1 million, plus gross service and administrative fee additions of $273.8 million, $348.7 million, and $362.3 million.

Reliance

On October 31, 2025, Tiptree entered into the Reliance Purchase Agreement with Reliance Buyer and Reliance whereby Tiptree will sell Reliance to Reliance Buyer for aggregate consideration of 93.5% of Reliance’s tangible book value, or an estimated $50 million of gross proceeds as of December 31, 2025 (subject to certain adjustments set forth in the Reliance Purchase Agreement). As a result of this agreement, Reliance is now classified as held for sale and in discontinued operations on Tiptree’s financial statements as of December 31, 2025. The anticipated closing date, subject to customary regulatory approvals, is expected in the first half of 2026.

The revenues were $61.5 million for the year ended December 31, 2025, compared to $65.9 million in 2024, a decrease of 6.7%. Tiptree reported a net loss of $11.4 million from Reliance in discontinued operations for the year ended December 31, 2025, compared to a net income of $3.6 million in the prior year, with the decrease driven by after-tax loss on disposal of Reliance, lower origination volumes, and unrealized losses on the mortgage servicing asset.

The revenues were $65.9 million for the year ended December 31, 2024, compared to $53.9 million in 2023, an increase of 22.4%. Tiptree reported a net income of $3.6 million from Reliance in discontinued operations for the year ended December 31, 2024, compared to a net loss of $2.4 million in the prior year, with the increase driven by higher origination volumes and loan servicing fees, and unrealized gains on the mortgage servicing asset.

Provision for Income Taxes

The income tax benefit from continuing operations of $5.7 million and $6.2 million for the years ended December 31, 2025 and 2024, respectively, was reflected as components of net income (loss) from continuing operations. For the years ended December 31, 2025 and 2024, the Company’s effective tax rate related to pre-tax income from continuing operations was equal to 12.8% and 16.1%, respectively, with both lower than the U.S. statutory income tax rate of 21.0%, primarily due to the impacts of nontaxable and nondeductible items.

As of December 31, 2025, Tiptree had approximately $146.1 million in gross capital and operating loss carryforwards, primarily driven by the sale of 14.05 million shares of Invesque in 2024 for $0.5 million of proceeds.

Tiptree signed agreements to sell its insurance and mortgage subsidiaries and recorded deferred taxes on the outside basis on those investments which represents the tax that would be due, before consideration of loss carryforwards, when Tiptree sells its shares in these subsidiaries at their carrying values on Tiptree’s balance sheet. As of December 31, 2025, the deferred tax liability relating to these investments, which remains on Tiptree’s balance since it is a parent-level tax attribute, was $117.9 million, an increase of $33.2 million from the year ended December 31, 2024, of which $5.8 million of expense was recorded in OCI, and $27.4 million of expense was recorded as a provision for income taxes in discontinued operations. As of December 31, 2024, the deferred tax liability relating to these investments was $84.7 million, an increase of $23.0 million from the year ended December 31, 2023, of which a $0.5 million benefit was recorded in OCI, and $23.5 million of expense was recorded as a provision for income taxes in discontinued operations.

Balance Sheet Information

Tiptree’s total assets were $6,840.1 million as of December 31, 2025, compared to $5,694.8 million as of December 31, 2024. Tiptree's assets from continuing operations were $71.7 million and $59.1 million as of December 31, 2025 and 2024, respectively, an increase of $12.5 million, driven by higher cash and cash equivalents. Assets held for sale were $6,768.4 million and $5,635.7 million as of December 31, 2025 and 2024, respectively, an increase of $1,132.7 million, primarily driven by growth in Fortegra.

Total stockholders’ equity was $752.4 million as of December 31, 2025, compared to $656.8 million as of December 31, 2024, with the increase primarily driven by comprehensive income for the year ended December 31, 2025. As of December 31, 2025, there were 37,824,472 shares of common stock outstanding as compared to 37,255,838 shares as of December 31, 2024, with the increase driven by the issuance and vesting of share-based incentive compensation and exercise of options.

NON-GAAP MEASURES AND RECONCILIATIONS

Book Value per share - Non-GAAP

Management believes the use of this financial measure provides supplemental information useful to investors as book value is frequently used by the financial community to analyze company growth on a relative per share basis. The following table provides a reconciliation between total stockholders’ equity and total shares outstanding, net of treasury shares.

($ in thousands, except per share information)	As of December 31,
	2025	2024	2023
Total stockholders’ equity	$752,399	$656,771	$576,565
Less: Non-controlling interests	243,848	199,073	159,699
Total stockholders’ equity, net of non-controlling interests	$508,551	$457,698	$416,866

Total common shares outstanding	37,824	37,256	36,756

Book value per share	$13.45	$12.29	$11.34

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of liquidity are unrestricted cash, cash equivalents and other liquid investments, the Tiptree Credit Agreement and distributions from operating subsidiaries, including income from our investment portfolio and sales of assets, investments and operating businesses. We intend to use our cash resources to continue to fund our operations, grow our businesses and pursue new acquisition opportunities. We may seek additional sources of cash to fund acquisitions or investments. These additional sources of cash may take the form of debt or equity and may be at the parent, subsidiary or asset level. We are a holding company, and our liquidity needs are primarily for compensation, professional fees, office rent and insurance costs.

As of December 31, 2025, cash and cash equivalents were $30.8 million, compared to $19.4 million as of December 31, 2024, an increase of $11.4 million, primarily driven by the issuance of debt at the holding company. In addition, the Company holds marketable securities of $21.7 million as of December 31, 2025, compared to $15.0 million in 2024.

We believe that cash and cash equivalents, marketable securities, cash flow from operations and the proceeds of the Sale and Purchase Agreement will provide sufficient capital to continue to grow the business and pay down the outstanding debt, capital expenditures and other general corporate needs over the next several years. As we continue to expand our business, including by any acquisitions we may make in the future, require additional working capital for increased costs.

On February 7, 2025, we entered into the Tiptree Credit Agreement, pursuant to which Tiptree Holdings borrowed $75.0 million to, among other things, fund working capital and general corporate purposes. The principal of, and all accrued and unpaid interest on, all credit agreements under the Tiptree Credit Agreement will mature on February 7, 2028. A covenant of the credit agreement requires full repayment from the proceeds of the sale of Fortegra.

Consolidated Comparison of Cash Flows

The following table summarizes cash flows from continuing operations.

($ in thousands)	For the Year Ended December 31,
	2025	2024	2023
Cash and cash equivalents provided by (used in):
Operating activities	$(27,163)	$(25,042)	$(11,342)
Investing activities	(6,162)	58,131	(62,594)
Financing activities	55,513	(19,563)	(13,010)
Change in cash, cash equivalents and restricted cash	$22,188	$13,526	$(86,946)

Refer to the Consolidated Statement of Cash Flow and Note (3) Dispositions, Assets Held for Sale & Discontinued Operations for additional details on cash flows related to discontinued operations.

Operating Activities from Continuing Operations

Cash used in operating activities for continuing operations the years ended December 31, 2025, 2024 and 2023 was $27.2 million, $25.0 million and $11.3 million, respectively. This reflects the use of funds to support centralized management and ongoing corporate-level operating requirements. For the year ended December 31, 2023, tax refunds were received in the amount of $15.8 million, offsetting the cash used in operating activities.

Investing Activities from Continuing Operations

Investing activities from continuing operations the year ended December 31, 2025, resulted in cash used of $6.2 million driven by purchases of investments outpacing the proceeds from sales and maturities of investments. For December 31, 2024 cash provided by investing activities was $58.1 million due to proceeds from sales and maturities of investments, outpacing purchases of investments. For December 31, 2023 cash used of $62.6 million was attributable to purchases of investments outpacing the proceeds from sales and maturities of investments.

Financing Activities from Continuing Operations

Cash provided by financing activities was $55.5 million for the year ended December 31, 2025 primarily attributable to proceeds from issuance of debt at the holding company, partially offset by the payment of dividends, cash paid in connection with vested or exercised stock awards, and payment of debt issuance costs. Cash used in financing activities for the year ended December 31, 2024 and 2023, of $19.6 and $13.0 million, respectively, was primarily attributable to the payment of common dividends and cash paid in connection with vested or exercised stock awards. December 31, 2023, was also inclusive of non-controlling redemptions contributions.

Cash Flows from Discontinued Operations

Cash flows pertaining to discontinued operations are reported separately on the Consolidated Statements of Cash Flows.

Cash provided by operating activities was $195.4 million, compared to $265.8 million and $82.8 million for the years ended December 31, 2025, 2024 and 2023 respectively. The cash used by investing activities was $195.9 million, compared to $381.1 million and $182.1 million for the years ended December 31, 2025, 2024 and 2023, respectively. The cash used in financing activities was $44.0 million, for the year ended December 31, 2025. The cash provided by financing activities was $25.9 million and $126.4 million for the years ended December 31, 2024, and 2023, respectively.

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
b)
Quoted prices for identical or similar assets or liabilities in non-active markets;
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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We are exposed to interest rate risk related to borrowings. These risks result primarily from changes in SOFR rates and the spread over SOFR rates related to the credit risks of our businesses. For general purpose floating rate debt, interest rate fluctuations primarily affect interest expense and cash flows. If market interest rates rise, our earnings could be adversely affected by an increase in interest expense. In contrast, lower interest rates may reduce our interest expense and improve our earnings, except to the extent that our borrowings are subject to interest rate floors. As of December 31, 2025, Tiptree’s holding company had $74.3 million general purpose floating rate debt.

Credit Risk

Credit risk within the Company’s investments represents the exposure to the adverse changes in the creditworthiness of individual investment holdings, issuers, groups of issuers, industries, and countries. Our policy is to invest in high-quality securities and to limit investments in the instruments that are either unrated or rated below investment grade. As of December 31, 2025 and 2024, we had no instruments with credit risk exposure.

See Note (4) Marketable Securities to the consolidated financial statements for more information regarding our credit risk investments.

Market Risk

We are primarily exposed to market risk related to our investments in equity securities.

A 10% increase or decrease in the fair value of such investments would result in $0.5 million and $0.4 million of unrealized gains and losses as of December 31, 2025 and 2024, respectively.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Tiptree Inc and its subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Tiptree Inc and its subsidiaries (the "Company") as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income (loss), changes in stockholders’ equity, and cash flows, for each of the three years in the period ended December 31, 2025, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 9, 2026, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Assets and liabilities held for sale and discontinued operations — Refer to Notes 1 and 3 to the financial statements.

Critical Audit Matter Description

During 2025, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) to sell The Fortegra Group, Inc. (“Fortegra”) and, as a result, reclassified assets and liabilities attributable to Fortegra to assets and liabilities held for sale, respectively, and reclassified income and expenses attributable to Fortegra to net income from discontinued operations in accordance with Accounting Standards Codification ("ASC") 205-20, Discontinued Operations ("ASC 205-20").

We identified the accounting and disclosure for assets and liabilities held for sale and discontinued operations as a critical audit matter because of the judgments made by management in its application of ASC 205-20. This critical audit matter required an increased extent of audit effort to evaluate management’s accounting and presentation related to assets and liabilities held for sale and discontinued operations.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to evaluating management’s accounting and presentation of assets and liabilities held for sale and discontinued operations included the following, among others:

•
We evaluated the design and tested the operating effectiveness of internal controls related to management's assessment of assets and liabilities held for sale and discontinued operations, including controls related to management's classification, timing, and disclosure in the Company's financial statements.
•
We read minutes of the Board of Directors and the special Shareholder meeting that evidenced proper authorization and approval of the sale.
•
We obtained and read the Merger Agreement and evaluated whether the accounting treatment was consistent with the terms.
•
We obtained and evaluated management's documentation of the accounting and presentation conclusions related to assets and liabilities held for sale and discontinued operations.
•
We evaluated the application of ASC 205-20, including the balance sheet and income statement presentation.
•
We evaluated the Company's disclosures relating to assets and liabilities held for sale and discontinued operations in the financial statements.

Policy liabilities and unpaid claims (within liabilities held for sale) - Refer to Notes 1 and 3 to the financial statements

Critical Audit Matter Description

Policy liabilities and unpaid claims (included within liabilities held for sale) include claims in the normal course of settlement and reserve estimates. The Company estimates policy liabilities and unpaid claims by applying a variety of generally accepted actuarial methods to historical loss development patterns, which require numerous assumptions and significant judgment.

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

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to testing management’s significant estimates and assumptions used in determining policy liabilities and unpaid claims included the following, among others:

•
We tested the design and operating effectiveness of controls over policy liabilities and unpaid claims, including those related to the estimation and management’s review of the estimates as well as the selection of underlying assumptions.
•
We tested the design and operating effectiveness of controls over the completeness and accuracy of the premium and claim data utilized by management and their third-party actuaries.
•
We evaluated the methods and assumptions used by the Company to estimate the policy liabilities and unpaid claims through the following procedures:
o
With assistance from our actuarial specialists:
•
We developed an independent expected range of policy liabilities and unpaid claims reserves based on historical and industry claim development factors or performed actuarial peer review procedures to evaluate management’s application of actuarial methods and significant assumptions.
•
We performed retrospective procedures comparing actual loss development with expected development to assess the reasonableness of assumptions used, including consideration of potential bias, in the estimation of policy liabilities and unpaid claims.
o
We tested the underlying data that served as the basis for the actuarial analysis, including historical claims data, to test that the inputs to the actuarial estimates were complete and accurate.

/s/ Deloitte & Touche LLP

New York, New York

March 9, 2026

We have served as the Company's auditor since 2017.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Tiptree Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Tiptree Inc. and subsidiaries (the "Company") as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013)issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB) the consolidated financial statements as of and for the year ended December 31, 2025, of the Company and our report dated March 9, 2026, expressed an unqualified opinion on those financial statements.

Basis for Opinion

The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Definition and Limitations of Internal Control over Financial Reporting

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Deloitte & Touche LLP

New York, New York

March 9, 2026

TIPTREE INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands, except share data)

	As of December 31,
	2025	2024
Assets:
Current assets:
Cash and cash equivalents	$30,784	$19,437
Marketable securities	21,701	15,024
Other current assets	2,361	3,705
Total current assets	54,846	38,166
Right of use asset	8,301	10,140
Property, plant and equipment, net	6,262	7,710
Other assets	2,269	3,122
Assets held for sale (1)	6,768,387	5,635,651
Total assets	$6,840,065	$5,694,789
Liabilities and Stockholders’ Equity
Liabilities:
Current liabilities:
Short-term debt, net	$8,138	$—
Other current liabilities	20,964	15,572
Total current liabilities	29,102	15,572
Long-term debt, net	63,948	—
Long-term lease obligations	8,654	11,137
Deferred tax liabilities	80,390	57,071
Liabilities held for sale (1)	5,905,572	4,954,238
Total liabilities	$6,087,666	$5,038,018
Stockholders’ Equity:
Preferred stock: $0.001 par value, 100,000,000 shares authorized, none issued or outstanding	$—	$—
Common stock: $0.001 par value, 200,000,000 shares authorized, 37,824,472 and 37,255,838 shares issued and outstanding, respectively	38	37
Additional paid-in capital	394,435	389,693
Accumulated other comprehensive income (loss), net of tax	(7,496)	(27,750)
Retained earnings	121,574	95,718
Total Tiptree Inc. stockholders’ equity	508,551	457,698
Non-controlling interests:
Fortegra preferred interests	77,679	77,679
Common interests	166,169	121,394
Total non-controlling interests	243,848	199,073
Total stockholders’ equity	752,399	656,771
Total liabilities and stockholders’ equity	$6,840,065	$5,694,789
(1)
See Note (3) Dispositions, Assets Held for Sale & Discontinued Operations for further details.

See accompanying notes to consolidated financial statements.

TIPTREE INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(in thousands, except share data)

	For the Year Ended December 31,
	2025	2024	2023
Revenues:
Other revenue	$488	$1,520	$2,118
Total revenues	488	1,520	2,118
Expenses:
Employee compensation and benefits	33,844	29,159	30,694
Depreciation and amortization	1,448	1,451	1,425
Other expenses	11,920	11,184	13,457
Total expenses	47,212	41,794	45,576
Operating income (loss) before taxes	(46,724)	(40,274)	(43,458)
Non operating income:
Net realized and unrealized gains (losses)	(1,518)	(905)	(5,289)
Other income	3,640	2,617	5,268
Income (loss) before taxes	(44,602)	(38,562)	(43,479)
Less: provision (benefit) for income taxes	(5,691)	(6,217)	(4,747)
Net income (loss) from continuing operations	(38,911)	(32,345)	(38,732)
Net income (loss) from discontinued operations (1)	73,838	85,712	52,692
Net income (loss)	34,927	53,367	13,960
Less: net income (loss) attributable to non-controlling interests	—	—	9
Net income (loss) attributable to common stockholders	$34,927	$53,367	$13,951

Net income (loss) from continuing operations per common share:
Basic earnings per share	$(1.04)	$(0.88)	$(1.06)
Diluted earnings per share	$(1.04)	$(0.88)	$(1.06)

Net income (loss) from discontinued operations per common share:
Basic earnings per share	$1.97	$2.32	$1.44
Diluted earnings per share	$1.80	$2.22	$1.40

Net income (loss) per common share:
Basic earnings per share	$0.93	$1.44	$0.38
Diluted earnings per share	$0.76	$1.34	$0.34

Weighted average number of common shares:
Basic	37,559,807	36,872,706	36,693,204
Diluted	37,559,807	36,872,706	36,693,204

Dividends declared per common share	$0.24	$0.49	$0.20
(1)
See Note (3) Dispositions, Assets Held for Sale & Discontinued Operations for further details.

See accompanying notes to consolidated financial statements.

TIPTREE INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Loss)

(in thousands)

	For the Year Ended December 31,
	2025	2024	2023
Net income (loss)	$34,927	$53,367	$13,960
Other comprehensive income (loss), net of tax:
Change in unrealized gains (losses) on available for sale securities	32,958	(1,012)	19,003
Change in unrealized currency translation adjustments	8,447	(2,431)	7,213
Related (provision) benefit for income taxes	(13,934)	891	(8,105)
Other comprehensive income (loss), net of tax	27,471	(2,552)	18,111
Comprehensive income (loss)	62,398	50,815	32,071
Less: comprehensive income (loss) attributable to non-controlling interests	7,217	(875)	4,764
Comprehensive income (loss) attributable to common stockholders	$55,181	$51,690	$27,307

See accompanying notes to consolidated financial statements.

TIPTREE INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity

(in thousands, except share data)

	Common stock						Non-controlling interests
	Number of shares	Par value	Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings	Total Tiptree Inc. stockholders’ equity	Fortegra preferred interests	Common interests	Total stockholders' equity
Balance at December 31, 2022	36,385,299	$36	$382,645	$(39,429)	$54,113	$397,365	$77,679	$58,529	$533,573
Amortization of share-based incentive compensation	—	—	5,845	—	—	5,845	—	1,863	7,708
Vesting of share-based incentive compensation	315,881	1	(250)	—	—	(249)	—	(470)	(719)
Shares issued upon exercise of options	55,007	—	—	—	—	—	—	—	—
Non-controlling interest distributions	—	—	(1,751)	—	—	(1,751)	—	(3,208)	(4,959)
Net change in non-controlling interests and other	—	—	(4,250)	—	—	(4,250)	—	905	(3,345)
Common stock dividends declared	—	—	—	—	(7,401)	(7,401)	—	—	(7,401)
Other comprehensive income (loss), net of tax	—	—	—	13,356	—	13,356	—	4,755	18,111
Subsidiary preferred dividends declared	—	—	—	—	(6,400)	(6,400)	—	—	(6,400)
Net income (loss)	—	—	—	—	20,351	20,351	—	19,646	39,997
Balance at December 31, 2023	36,756,187	$37	$382,239	$(26,073)	$60,663	$416,866	$77,679	$82,020	$576,565
Amortization of share-based incentive compensation	—	—	8,407	—	—	8,407	—	3,475	11,882
Vesting of share-based incentive compensation	499,651	—	(953)	—	—	(953)	—	(752)	(1,705)
Non-controlling interest contributions	—	—	—	—	—	—	—	9,956	9,956
Non-controlling interest distributions	—	—	—	—	—	—	—	(644)	(644)
Net change in non-controlling interests and other	—	—	—	—	—	—	—	332	332
Common stock dividends declared	—	—	—	—	(18,312)	(18,312)	—	—	(18,312)
Other comprehensive income (loss), net of tax	—	—	—	(1,677)	—	(1,677)	—	(875)	(2,552)
Subsidiary preferred dividends declared	—	—	—	—	(6,418)	(6,418)	—	—	(6,418)
Net income (loss)	—	—	—	—	59,785	59,785	—	27,882	87,667
Balance at December 31, 2024	37,255,838	$37	$389,693	$(27,750)	$95,718	$457,698	$77,679	$121,394	$656,771
Amortization of share-based incentive compensation	—	—	11,055	—	—	11,055	—	3,503	14,558
Vesting of share-based incentive compensation	568,634	1	(6,313)	—	—	(6,312)	—	1,502	(4,810)
Common stock dividends declared	—	—	—	—	(9,071)	(9,071)	—	—	(9,071)
Other comprehensive income (loss), net of tax	—	—	—	20,254	—	20,254	—	7,217	27,471
Subsidiary preferred dividends declared	—	—	—	—	(6,400)	(6,400)	—	—	(6,400)
Net income (loss)	—	—	—	—	41,327	41,327	—	32,553	73,880
Balance at December 31, 2025	37,824,472	$38	$394,435	$(7,496)	$121,574	$508,551	$77,679	$166,169	$752,399

See accompanying notes to consolidated financial statements.

TIPTREE INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(in thousands)

	For the Year Ended December 31,
	2025	2024	2023
Operating Activities:
Net income (loss) attributable to common stockholders	$34,927	$53,367	$13,951
Net income (loss) attributable to non-controlling interests	—	—	9
Net income (loss)	34,927	53,367	13,960
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Net realized and unrealized (gains) losses	1,518	905	5,289
Non-cash compensation expense	11,342	8,682	6,231
Amortization/accretion of premiums and discounts	(1,257)	(890)	(1,899)
Depreciation and amortization expense	1,448	1,451	1,425
Non-cash lease expense	1,915	1,910	2,015
Deferred provision (benefit) for income taxes	(6,579)	(5,235)	(5,965)
Amortization of deferred financing costs	677	—	—
Net income from discontinued operations	(73,838)	(85,712)	(52,692)
Changes in operating assets and liabilities:
(Increase) decrease in other assets	1,250	3,412	25,646
Increase (decrease) in other liabilities and lease obligations	1,434	(2,932)	(5,352)
Net cash provided by (used in) operating activities from continuing operations	(27,163)	(25,042)	(11,342)
Net cash provided by (used in) operating activities from discontinued operations	195,381	265,798	82,794
Net cash provided by (used in) operating activities	168,218	240,756	71,452
Investing Activities:
Purchases of investments	(90,506)	(30,254)	(149,309)
Proceeds from sales and maturities of investments	84,344	88,418	90,811
Purchases of property, plant and equipment	—	(33)	(4,096)
Net cash provided by (used in) investing activities from continuing operations	(6,162)	58,131	(62,594)
Net cash provided by (used in) investing activities from discontinued operations	(195,864)	(381,116)	(182,075)
Net cash provided by (used in) investing activities	(202,026)	(322,985)	(244,669)
Financing Activities:
Dividends paid	(9,071)	(18,312)	(7,401)
Non-controlling interest (redemptions) contributions	—	—	(4,925)
Cash (paid) received in connection with vested or exercised stock awards	(6,600)	(1,251)	(684)
Payment of debt issuance costs	(2,315)	—	—
Proceeds from borrowings and mortgage notes payable	74,250	—	—
Principal paydowns of borrowings and mortgage notes payable	(751)	—	—
Net cash provided by (used in) financing activities from continuing operations	55,513	(19,563)	(13,010)
Net cash provided by (used in) financing activities from discontinued operations	(44,032)	25,850	126,416
Net cash provided by (used in) financing activities	11,481	6,287	113,406
Effect of exchange rate changes on cash	3,434	(355)	1,525
Net increase (decrease) in cash, cash equivalents and restricted cash	(18,893)	(76,297)	(58,286)
Cash, cash equivalents and restricted cash – beginning of period	19,437	46,976	135,337
Cash, cash equivalents and restricted cash – beginning of period - held for sale	396,827	445,585	415,510
Cash, cash equivalents and restricted cash – end of period	397,371	416,264	492,561
Less: Reclassification of cash to held for sale	366,587	396,827	445,585
Cash, cash equivalents and restricted cash – end of period	$30,784	$19,437	$46,976
Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest expense	$26,327	$28,708	$26,513
Cash (received) paid during the period for income taxes	$53,467	$15,291	$(15,178)
Supplemental Schedule of Non-Cash Investing and Financing Activities:
Right of use asset obtained in exchange for lease liability	$—	$—	$55

	As of December 31,
Reconciliation of cash, cash equivalents and restricted cash	2025	2024	2023
Cash and cash equivalents	$322,169	$320,067	$468,711
Restricted cash	75,202	96,197	23,850
Total cash, cash equivalents and restricted cash shown in the statements of cash flows	$397,371	$416,264	$492,561

See accompanying notes to consolidated financial statements.

TIPTREE INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2025

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

For the years ended December 31, 2025, 2024 and 2023, the Chief Operating Decision Maker (“CODM”) was the Executive Committee of the Company, comprised of the Executive Chairman and former Chief Executive Officer. The CODM primarily uses income before taxes, as reported on the Consolidated Statements of Operations, to allocate resources and assess performance. In addition, our measure of segment assets is reported on the Consolidated Balance Sheets as total assets. Significant segment expenses can be seen on the Consolidated Statements of Operations. The Company’s previous insurance and mortgage segments have been classified as discontinued operations and the Company now operates under one operating and one reportable segment.

As of December 31, 2025, Fortegra was owned approximately 78.8% by Tiptree Holdings, 17.6% by Warburg and 3.6% by management and directors of Fortegra, before giving effect to the exercise of outstanding warrants and management options, and the conversion of outstanding preferred stock. See Note (8) Stockholders' Equity for further details.

On September 26, 2025, Tiptree entered into an Agreement and Plan of Merger (the “Sale Agreement”) with DB Insurance Co., Ltd., incorporated and existing under the laws of the Republic of Korea (“Purchaser”), and Fortegra, a Delaware corporation and subsidiary of Tiptree. A subsidiary of Purchaser (“Merger Sub”) to be incorporated in Delaware following the date of the Sale Agreement and prior to the closing of the Sale (the “Closing”) will, upon its formation, execute a joinder to the Sale Agreement and thereby become a party thereto.

Pursuant to the Sale Agreement, Purchaser will acquire Fortegra for a purchase price of $1.65 billion in cash (subject to certain adjustments set forth in the Sale Agreement) and Merger Sub will merge with and into Fortegra, with Fortegra being the surviving corporation (the “Sale”), and as a result of which Purchaser shall be the sole stockholder of Fortegra. The purchase price will be reduced by certain categories of payments made by Fortegra after June 30, 2025, and at or prior to the Closing (“Leakage”), except for certain categories of agreed permitted leakage. Leakage includes payments for, among other categories, specified transaction expenses, certain dividends or distributions to related parties, payments to related parties for equity or securities redemptions, returns of capital, and other specified categories of payments or liabilities. Permitted leakage includes payments reserved for in the financial statements of Fortegra, requested or consented to by Purchaser, and other specified categories of payments or liabilities. Purchaser’s recovery for Leakage that is not adjusted for at the Closing is limited to a leakage reserve holdback account. If the Closing has not occurred on or before June 1, 2026, the $1.65 billion purchase price will be increased by a profit sharing fee which shall accrue on such price from June 1, 2026 through the Closing at a rate of 10% per annum.

The Sale Agreement contains customary representations and warranties made by each of the parties. The parties have also agreed to various covenants in the Sale Agreement, including agreements by Fortegra to conduct its business in the ordinary course of business in all material respects and in compliance with applicable law and to use commercially reasonable efforts to maintain and preserve substantially intact its present business organization and significant business relationships and goodwill.

Tiptree is also subject to customary “no-shop” restrictions on its ability to solicit acquisition proposals from third parties (including acquisition proposals relating to the sale of all or a significant portion of Fortegra or its assets) and to provide information to, and participate in discussions and engage in negotiations with, third parties regarding any acquisition proposals. Tiptree may, under certain specified circumstances, provide information to, and participate in discussions and engage in negotiations with, third parties with respect to an acquisition proposal if the board of directors of Tiptree has determined in good faith (after consultation with its outside legal counsel and financial advisors) that such alternative acquisition proposal constitutes or would reasonably be expected to lead to or result in a Superior Proposal (as defined in the Sale Agreement). If the board of directors of Tiptree has determined in good faith (after consultation with its outside legal counsel and financial advisors) that an acquisition proposal constitutes a Superior Proposal, then Tiptree may terminate the Sale Agreement to enter into an agreement with respect to such Superior Proposal, subject to compliance with the procedures specified in the Sale Agreement and payment of a termination fee of $49,500. The Sale Agreement also provides that Tiptree will call a special stockholder meeting and take customary steps, including mailing a proxy statement to Tiptree’s stockholders, in order to obtain stockholder approval of the Sale. On December 3, 2025, Tiptree’s stockholders approved the Sale pursuant to the Sale Agreement.

The Sale is anticipated to close in mid-2026. The Closing is subject to certain conditions, including (i) Tiptree stockholder approval, (ii) Fortegra stockholder approval, (iii) regulatory approval, including certain Form A filings and other insurance regulatory approvals in certain foreign jurisdictions, clearance by the Committee on Foreign Investment in the United States and the expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, (iv) the continued accuracy of the

TIPTREE INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2025

(in thousands, except share data)

representations and warranties of the parties (subject to specified materiality standards), (v) performance of each party’s obligations under the Sale Agreement in all material respects and (vi) the absence of a material adverse effect with respect to Fortegra.

On October 31, 2025, Tiptree entered into a Purchase Agreement, dated as of October 31, 2025 (the “Reliance Purchase Agreement”) by and among Carrington Holding Company, LLC, as buyer (the “Former Buyer”), Tiptree and Reliance Holdings LLC (“Reliance Holdings”), a wholly owned subsidiary of Tiptree, as sellers (the “Reliance Sellers”) and Reliance First Capital, LLC, a wholly owned subsidiary of Reliance Holdings (“Reliance”), as amended by Amendment No. 1 to Reliance Purchase Agreement, dated as of December 5, 2025, replacing Former Buyer with Carrington Mortgage Services, LLC (the “Reliance Buyer”).

Pursuant to the Reliance Purchase Agreement, the Reliance Buyer will acquire from the Reliance Sellers, pursuant to the terms of the Reliance Purchase Agreement, all of the issued and outstanding membership interests of Reliance for an amount equal, in U.S. dollars, to the sum of (a) the product of (i) the Tangible Book Value (as defined in the Reliance Purchase Agreement) of Reliance as of the closing of the Reliance Transaction and (ii) 93.50%; less (b) Transaction Expenses (as defined in the Reliance Purchase Agreement); less (c) Unpaid Taxes (as defined in the Reliance Purchase Agreement) (the “Reliance Transaction”). At the closing of the Reliance Transaction, the Reliance Buyer will pay, or cause to be paid, to the Reliance Sellers the Estimated Cash Payment (as defined in the Reliance Purchase Agreement), less an amount equal to the Purchase Price Adjustment Holdback Amount (as defined in the Reliance Purchase Agreement).

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

Use of Estimates

The preparation of the Company’s consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the Company’s consolidated financial statements and accompanying notes. Management makes estimates and assumptions that include, but are not limited to, the determination of the following significant items:

•
Fair value of financial assets and liabilities, including, but not limited to, securities, and loans;
•
Value of acquired assets and liabilities;
•
Carrying value of goodwill and other intangibles, including estimated amortization period and useful lives;
•
The realization of deferred tax assets, and recognition and measurement of uncertain tax positions; and
•
Other matters that affect the reported amounts and disclosure of contingencies in the consolidated financial statements.

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

TIPTREE INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2025

(in thousands, except share data)

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

Dispositions and Assets and Liabilities Held for Sale

The results of operations of a business that has either been disposed of or are classified as held for sale are reported in discontinued operations if the disposal of the business represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results. The Company carries assets and liabilities held for sale at the lower of carrying value on the date the asset is initially classified as held for sale or fair value less costs to sell. At the time of reclassification to held for sale, the Company ceases the recording of depreciation and amortization on assets classified as held for sale. According to ASC 360, Property, Plant, and Equipment, this also means the disposal group is subsequently evaluated for impairment.

Accounting policies specific to our dispositions and assets and liabilities held for sale are described in more detail in Note (3) Dispositions, Assets Held for Sale & Discontinued Operations.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash on hand, cash held in banks, money market funds, and all highly liquid investments of sufficient credit quality purchased with an initial maturity of three months or less to be cash equivalents, including U.S. and foreign government securities.

Marketable Securities

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

TIPTREE INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2025

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

The Company records all investment transactions on a trade‑date basis. Realized gains (losses) are determined using the specific-identification method. The Company classifies its investments in debt securities as available for sale, trading or held-to-maturity based on the Company’s intent and ability to hold the debt security to maturity. The Company did not have any held-to-maturity securities at December 31, 2025 and 2024. See Note (4) Marketable Securities for further details.

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

Other Assets

Other assets primarily consist of prepaid expenses, income tax receivable, security deposits, deferred sublease rent, notes and accounts receivable, intangible assets, other investments, and sublease broker commission.

TIPTREE INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2025

(in thousands, except share data)

Right Of Use Asset

Right of use asset, or ROU, represents the right to use the underlying asset during the lease term, initially measured at the amount of the lease liability plus any prepaid lease payments and the initial direct costs, less any lease incentives received.

Property, Plant and Equipment, net

Property, plant and equipment consists primarily of leasehold improvements and furniture and fixtures net of accumulated depreciation.

Debt, net

Debt is carried on the consolidated balance sheets at an amount equal to the unpaid principal balance, net of any remaining unamortized discount or premium and direct and any incremental costs attributable to issuance. Discounts, premiums and direct and incremental costs are amortized as a component of interest expense in the consolidated statements of operations over the life of the debt. See Note (5) Debt, net for further details.

Other Current Liabilities

Other current liabilities primarily consist of accounts payable, accrued expenses, compensation and benefits, and deferred tax liabilities, net. See Note (6) Other Current Liabilities for further details.

Lease Obligations

All leases with terms exceeding 12 months are recognized on the balance sheet, irrespective of the lease classification. The associated liability is determined by applying the discount rate implicit in the lease, reflecting the present value of future lease payments.

Income Taxes

Deferred tax assets and liabilities are determined using the asset and liability method. Under this method, deferred tax assets and liabilities are established for future tax consequences of temporary differences between the financial statement carrying amounts of assets and liabilities and their tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the year in which those temporary differences are expected to reverse. A valuation allowance is established when necessary to reduce a deferred tax asset to the amount expected to be realized. Several of the Company’s subsidiaries file state tax returns on a standalone basis. As of June 21, 2022, Fortegra began filing federal and state tax returns on a standalone basis. These U.S. federal and state income tax returns, when filed, will be subject to examination by the Internal Revenue Service and state departments of revenue. The Company’s non-domestic subsidiaries file income tax returns in their respective local jurisdictions. See Note (11) Income Taxes for further details.

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

Stock Based Compensation

The Company accounts for share‑based compensation issued to employees, directors, and affiliates of the Company using the current fair value methodology based on the type of vesting condition – time based, performance based or market based or combination. See Note (10) Stock Based Compensation for further details.

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

TIPTREE INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2025

(in thousands, except share data)

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

The Company calculates EPS using the two-class method, which is an earnings allocation formula that determines EPS for common shares and participating securities. Unvested RSUs contain non-forfeitable rights to distributions or distribution equivalents (whether paid or unpaid) and are participating securities that are included in the computation of EPS using the two-class method. Accordingly, all earnings (distributed and undistributed) are allocated to common shares and participating securities based on their respective rights to receive distributions. The participating securities do not have a contractual obligation to absorb losses and are only allocated in periods where there is income. See Note (12) Earnings Per Share, for EPS computations.

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

		October 1, 2024	The amendments do not have a material impact to its consolidated financial statements.
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

		December 31, 2025	The amendments do not have a material impact to its financial statements but will enhance the income tax disclosures.

Recently Issued Accounting Pronouncements, Not Yet Adopted

Accounting Standard Update	Description	Adoption Date	Impact on Financial Statements
2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic

The amendments in this update require disclosure, in the notes to financial statements, of specified information about certain costs and expenses. The amendments require that at each interim and annual reporting period an entity:

		The amendments in this update are effective for annual reporting periods beginning after December 15, 2026.	The Company is currently assessing the amendments and expects to adopt this guidance when required, with minimal impact to its financials and disclosures.

TIPTREE INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2025

(in thousands, except share data)

220-40): Disaggregation of Income Statement Expenses

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

		The amendments in this update are effective for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods.	The Company is currently assessing the amendments and expects to adopt this guidance when required, with minimal impact to its financials or disclosures.
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

		The amendments in this update are effective for annual reporting periods beginning after December 15, 2027, and interim reporting periods.	The Company is currently assessing the amendments and expects to adopt this guidance when required, with minimal impact to its financials or disclosures.
2025-11, Interim Reporting (Topic 270) Narrow-Scope Improvements	The amendments in this Update clarify interim reporting disclosure requirements and improves the organization of existing guidance of Topic 270.	The amendments in this update are effective for interim periods beginning after December 15, 2027.	The Company is currently assessing the amendments and expects to adopt the guidance when required. The Company does not anticipate a material impact on its financial statements or disclosures.
2025-12, Codification Improvements

These amendments clean up outdated language, fix errors, clarify calculations and disclosures, update references, and improve consistency across GAAP, with numerous updates also affecting nonprofit and specialized accounting areas. The amendments are not expected to have a significant effect on current accounting practice.

		The amendments in this update are effective for annual reporting periods beginning after December 15, 2026.	The Company is currently assessing the amendments and expects to adopt the guidance when required. The Company does not anticipate a material impact on its financial statements or disclosures.

(3) Dispositions, Assets Held for Sale & Discontinued Operations

Dispositions

The Company entered into a Sale Agreement to sell Fortegra, our insurance segment, on September 26, 2025, and a Purchase Agreement to sell Reliance, our mortgage segment, on October 31, 2025. As a result of these agreements, in addition to the required shareholder approval for the Fortegra Sale Agreement obtained on December 3, 2025, both segments were classified as held for sale and discontinued operations as of December 31, 2025. The Company reclassified income and expenses attributable to Fortegra and Reliance to net income (loss) from discontinued operations for the years ended December 31, 2025, 2024 and 2023. Assets and liabilities attributable to Fortegra and Reliance have been reclassified to assets held for sale and liabilities held for sale, respectively, as of December 31, 2025 and 2024.

The Fortegra Sale is anticipated to close in mid-2026. The Closing is subject to certain conditions, including regulatory approval, including certain Form A filings and other insurance regulatory approvals in certain foreign jurisdictions, clearance by the Committee on Foreign Investment in the United States and the expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust

TIPTREE INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2025

(in thousands, except share data)

Improvements Act of 1976, as amended, the continued accuracy of the representations and warranties of the parties (subject to specified materiality standards), performance of each party’s obligations under the Sale Agreement in all material respects and the absence of a material adverse effect with respect to Fortegra.

The terms of the Reliance Purchase Agreement specify that the total purchase price will be 93.5% of Reliance’s tangible book value, which refers to the net asset value of the Company after excluding goodwill and intangible assets. For the year ended December 31, 2025, an impairment loss of $9,052 has been recorded which is inclusive of a goodwill and intangible impairment of $1,708. The Reliance Purchase Agreement is anticipated to close in mid-2026, subject to customary closing conditions, including regulatory approvals.

Assets Held for Sale

Fortegra

The following table presents Fortegra’s details of assets and liabilities held for sale in the consolidated balance sheets for the following periods:

	As of December 31,
	2025	2024
Assets:
Investments:
Available for sale securities, at fair value	$1,364,198	$1,097,057
Loans, at fair value	4,141	10,272
Equity securities	175,438	104,468
Other investments	50,989	49,983
Total investments	1,594,766	1,261,780
Cash and cash equivalents	276,065	285,786
Restricted cash	74,540	95,126
Notes and accounts receivable, net	891,204	792,057
Reinsurance recoverable	1,698,283	992,883
Prepaid reinsurance premiums	1,115,454	1,046,253
Deferred acquisition costs	566,680	565,872
Goodwill	205,529	204,998
Intangible assets, net (1)	90,987	101,819
Other assets (1)	66,448	86,413
Total assets held for sale	$6,579,956	$5,432,987

Liabilities:
Debt, net	$339,906	$358,742
Unearned premiums	1,932,684	1,766,068
Policy liabilities and unpaid claims	1,999,788	1,298,081
Deferred revenue	646,524	695,772
Reinsurance payable	485,532	443,083
Deferred tax liabilities, net	125,918	104,178
Other liabilities and accrued expenses	232,879	141,578
Total liabilities held for sale	$5,763,231	$4,807,502
(1)
In accordance with ASC 360, Property, Plant, and Equipment, the Company ceased recording depreciation and amortization on long-lived assets upon their classification as held for sale.

TIPTREE INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2025

(in thousands, except share data)

Reliance

The following table presents Reliance’s details of assets and liabilities held for sale in the consolidated balance sheets for the following periods:

	As of December 31,
	2025	2024
Assets:
Investments:
Loans, at fair value	$58,014	$71,058
Other investments	3,128	3,101
Total investments	61,142	74,159
Cash and cash equivalents	15,320	14,844
Restricted cash	662	1,071
Notes and accounts receivable, net	5,875	5,500
Goodwill	—	1,708
Intangible assets, net	—	40
Other assets (1)	105,432	105,342
Total assets held for sale	$188,431	$202,664

Liabilities:
Debt, net	$54,992	$68,347
Deferred tax liabilities, net	9,837	9,553
Other liabilities and accrued expenses	77,512	68,836
Total liabilities held for sale	$142,341	$146,736
(1)
In accordance with ASC 360, Property, Plant and Equipment, the Company ceased recording depreciation and amortization on long-lived assets upon their classification as held for sale.

Discontinued Operations

Fortegra

The following table presents details of Fortegra’s revenues and expenses of discontinued operations in the consolidated statements of operations for the following periods:

	For the Year Ended December 31,
	2025	2024	2023
Revenues:
Earned premiums, net	$1,515,754	$1,471,930	$1,127,834
Service and administrative fees	372,180	405,193	395,969
Ceding commissions	13,488	15,384	14,915
Net investment income	41,380	32,976	26,674
Net realized and unrealized gains (losses)	38,457	8,496	(4,207)
Other revenue	31,727	39,730	31,885
Total revenues	2,012,986	1,973,709	1,593,070

Expenses:
Policy and contract benefits	854,797	841,207	601,794
Commissions expense	587,535	648,819	603,033
Employee compensation and benefits	158,886	137,743	114,341
Interest expense (1)	41,630	30,247	25,836
Depreciation and amortization expenses (2)	16,771	19,860	21,425
Other expenses (2)	147,712	112,675	96,825
Total expenses	1,807,331	1,790,551	1,463,254
Income (loss) before taxes	205,655	183,158	129,816
Less: provision (benefit) for income taxes (3)	81,424	66,768	48,640
Net income (loss) from discontinued operations	124,231	116,390	81,176
Less: net income (loss) attributable to non-controlling interests	38,953	34,300	26,036
Net income (loss) from discontinued operations after non-controlling interests	$85,278	$82,090	$55,140
(1)
Due to a loan covenant on the Tiptree Holdings debt, repayment is required from the proceeds of the Sale. In accordance with ASC 205-20, Presentation of Financial Statements, expenses related to this debt have been classified within discontinued operations, for the year ended December 31, 2025 was approximately $7,337, See Note (5) Debt, net for further details.

TIPTREE INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2025

(in thousands, except share data)

(2)
In accordance with ASC 360, Property, Plant and Equipment, the Company ceased recording depreciation and amortization on long-lived assets upon their classification as held for sale.
(3)
For the years ended December 31, 2025, 2024 and 2023 deferred tax expense of $25,771, $23,507 and $19,101, respectively, was associated with the book to tax basis difference in Tiptree’s investment in Fortegra. While the liability is a parent-level tax attribute, the expense relating to it is classified within discontinued operations in accordance with ASC 740-10-45-20, Income Taxes.

The following table represents a summary of cash flows related to discontinued operation included in the consolidated statements of cash flows for the following periods:

	For the Year Ended December 31,
	2025	2024	2023
Net cash provided by (used in):
Operating activities	$181,114	$276,428	$92,245
Investing activities	(195,078)	(381,005)	(181,756)
Financing Activities	(30,617)	11,955	119,703
Effect of exchange rate changes on cash	3,434	(355)	1,525
Net cash flows provided by (used in) discontinued operations	$(41,147)	$(92,977)	$31,717

Reliance

The following table presents details of Reliance’s revenues and expenses of discontinued operations in the consolidated statements of operations for the following periods:

	For the Year Ended December 31,
	2025	2024	2023
Revenues:
Net realized and unrealized gains (losses)	$37,597	$42,978	$34,232
Other revenue	23,880	22,936	19,632
Total revenues	61,477	65,914	53,864

Expenses:
Employee compensation and benefits	38,442	37,452	34,040
Interest expense	1,312	2,001	1,856
Depreciation and amortization expenses (1)	249	343	617
Impairment expense (2)	9,052	—	—
Other expenses (1)	22,185	21,393	20,636
Total expenses	71,240	61,189	57,149
Income (loss) before taxes	(9,763)	4,725	(3,285)
Less: provision (benefit) for income taxes (3)	1,677	1,103	(837)
Net income (loss) from discontinued operations	$(11,440)	$3,622	$(2,448)
(1)
In accordance with ASC 360, Property, Plant and Equipment, the Company ceased recording depreciation and amortization on long-lived assets upon their classification as held for sale.
(2)
As part of the sale of mortgage segment, the Company recognized an impairment charge to reduce the carrying amount of the subsidiary’s assets to their estimated fair value, based on the consideration specified in the Reliance Purchase Agreement.
(3)
For the years ended December 31, 2025, 2024 and 2023 deferred tax expense of $1,602, $0 and $0, respectively, was associated with the book to tax basis difference in Tiptree’s investment in Reliance. While the liability is a parent-level tax attribute, the expense relating to it is classified within discontinued operations in accordance with ASC 740-10-45-20, Income Taxes.

The following table represents a summary of cash flows related to discontinued operation included in the consolidated statements of cash flows for the following periods:

	For the Year Ended December 31,
	2025	2024	2023
Net cash provided by (used in):
Operating activities	$14,267	$(10,630)	$(9,451)
Investing activities	(786)	(111)	(319)
Financing Activities	(13,415)	13,895	6,713
Net cash flows provided by (used in) discontinued operations	$66	$3,154	$(3,057)

(4) Marketable Securities

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

TIPTREE INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2025

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

Available for Sale Securities, at fair value

U.S. Treasury Securities: Fair values were obtained from an independent pricing service and a third-party investment manager. The prices provided by the independent pricing service and third-party investment manager are based on quoted market prices, when available, non-binding broker quotes, or matrix pricing and fall under Level 2 or Level 3 in the fair value hierarchy.

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

The following table presents the Company’s marketable securities, measured at fair value as of the following periods:

	As of December 31, 2025
	Quoted	Other
	prices	significant	Significant
	in active	observable	unobservable
	markets	inputs	inputs
	Level 1	Level 2	Level 3	Fair value
Assets:
Available for sale securities, at fair value:
U.S. Treasury securities	$—	$16,491	$—	$16,491
Certificates of deposit	581	—	—	581
Total Available for sale securities, at fair value	581	16,491	—	17,072

Equity securities, at fair value	4,629	—	—	4,629
Total marketable securities	$5,210	$16,491	$—	$21,701

TIPTREE INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2025

(in thousands, except share data)

	As of December 31, 2024
	Quoted	Other
	prices	significant	Significant
	in active	observable	unobservable
	markets	inputs	inputs
	Level 1	Level 2	Level 3	Fair value
Assets:
Available for sale securities, at fair value:
U.S. Treasury securities	$—	$10,291	$—	$10,291
Certificates of deposit	581	—	—	581
Total Available for sale securities, at fair value	581	10,291	—	10,872

Equity securities, at fair value	4,152	—	—	4,152
Total marketable securities	$4,733	$10,291	$—	$15,024

Available for Sale Securities, at fair value

The following tables present the Company’s investments in AFS securities:

	As of December 31, 2025
	Amortized	Allowance for	Net carrying	Gross	Gross
	Cost	credit losses (1)	amount	unrealized gains	unrealized losses	Fair value
U.S. Treasury securities	$16,158	$—	$16,158	$333	$—	$16,491
Certificates of deposit	581	—	581	—	—	581
Total	$16,739	$—	$16,739	$333	$—	$17,072

	As of December 31, 2024
	Amortized	Allowance for	Net carrying	Gross	Gross
	Cost	credit losses (1)	amount	unrealized gains	unrealized losses	Fair value
U.S. Treasury securities	$9,998	$—	$9,998	$293	$—	$10,291
Certificates of deposit	581	—	581	—	—	581
Total	$10,579	$—	$10,579	$293	$—	$10,872
(1)
The Company did not identify any of its available-for-sale marketable securities requiring an allowance for credit loss or as other-than-temporarily impaired in any of the periods presented.

The amortized cost and fair values of AFS securities, by contractual maturity date, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	As of
	December 31, 2025		December 31, 2024
	Amortized cost	Fair value	Amortized cost	Fair value
Due in one year or less	$16,739	$17,072	$10,579	$10,872

TIPTREE INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2025

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

	For the Year Ended December 31,
	2025	2024	2023
Net realized gains (losses)
Net realized gains on vessel sales	$50	$—	$—
Net realized gains (losses) on equity securities (1)	—	(98,529)	—
Total net realized gains (losses)	$50	$(98,529)	$—

Net unrealized gains (losses)
Net unrealized gains (losses) on equity securities held at period end	$(2,020)	$(866)	$(1,531)
Reclass of unrealized (gains) losses from prior periods for equity securities sold (1)	—	100,289	—
Other	452	(1,799)	(3,758)
Total net unrealized gains (losses)	(1,568)	97,624	(5,289)
Total net realized and unrealized gains (losses)	$(1,518)	$(905)	$(5,289)

(1)
On April 15, 2024, the Company sold its 14.05 million shares of Invesque for $517 of proceeds resulting in a realized loss of $110,973.

(5) Debt, net

Tiptree Credit Agreement

Tiptree Holdings, a subsidiary of Tiptree Inc., entered into a $75,000 senior secured credit facility due February 7, 2028. Interest is paid monthly, at an interest rate of SOFR plus 5.25%, with quarterly principal payments at an amount equal to 0.25% of the aggregate original principal. A covenant of the credit agreement requires full repayment from the proceeds of the sale of Fortegra. In accordance with ASC 205-20, Presentation of Financial Statements, the interest expense incurred and amortization of any discounts, premiums, and debt issuance costs associated with the debt was reported in discontinued operations. For the year ended December 31, 2025, the amount of interest expense included in discontinued operations related to Tiptree Holdings debt was $7,337. All other outstanding debt previously associated with the discontinued businesses will be assumed by the acquiring party as part of the sale.

As of December 31, 2025, the Company was in compliance with the representations and covenants for outstanding borrowings or has obtained waivers for any events of non-compliance.

(6) Other Current Liabilities

The following table presents the components of other current liabilities as reported in the consolidated balance sheets:

	As of December 31,
	2025	2024
Accrued compensation and benefits	$19,120	$13,647
Other	1,844	1,925
Total other current liabilities	$20,964	$15,572

(7) Lease Obligations

Operating Leases

All leases are office space leases and are classified as operating leases that expire through 2032. Some of our office leases include the option to extend for up to 5 years or less at management’s discretion. Such extension options were not included in the measurement of the lease liability.

TIPTREE INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2025

(in thousands, except share data)

Below is a summary of our right of use asset and lease liability as of December 31, 2025:

As of
December 31, 2025
Right of use asset - Operating leases	$8,301

Operating lease liability:
Short-term lease obligations	$2,273
Long-term lease obligations	8,654
Total operating lease liability	$10,927

Weighted-average remaining lease term (years)	5.4

Weighted-average discount rate (1)	8.2%

(1) Discount rate was determined by applying available market rates to lease obligations based upon their term.

As of December 31, 2025, the approximate aggregate minimum future lease payments required for our lease liability over the remaining lease periods are as follows:

As of
December 31, 2025
2026	$3,869
2027	3,679
2028	3,695
2029	2,661
2030	1,206
2031 and thereafter	2,461
Total minimum payments	17,571
Less: present value adjustment	6,644
Total	$10,927

The following table presents rent expense for the Company’s office leases recorded in other expenses on the consolidated statements of operations for the following periods:

	For the Year Ended December 31,
	2025	2024	2023
Rent expense for office leases	$1,915	$1,910	$2,015

The Company entered into a sublease of its former corporate office space in December 2022. As a result of the sublease, future lease payments will be offset by $1,842 annually from July 2023 through August 2029.

(8) Stockholders' Equity

Stock Repurchases

The Board of Directors authorized the Company to make repurchases of up to $20,000 of shares of the Company’s outstanding common stock in the aggregate, at the discretion of the Company’s Executive Committee. There were no shares repurchased during the year ended December 31, 2025. As of December 31, 2025, the remaining repurchase authorization was $11,945.

TIPTREE INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2025

(in thousands, except share data)

Dividends

The Company declared cash dividends per share for the following periods presented below:

	Dividends per share
	For the Year Ended December 31,
	2025	2024	2023
First quarter	$0.06	$0.06	$0.05
Second quarter	0.06	0.06	0.05
Third quarter	0.06	0.06	0.05
Fourth quarter (1)	0.06	0.31	0.05
Total cash dividends declared	$0.24	$0.49	$0.20
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

In March and April 2024, Tiptree, Warburg and Fortegra independent directors contributed $30,044, $9,889 and $67, respectively, to Fortegra in exchange for Fortegra Common Stock. As of December 31, 2025, Fortegra was owned approximately 78.8% by Tiptree Holdings, 17.6% by Warburg and 3.6% by management and directors of Fortegra before giving effect to the exercise of outstanding warrants and management options and the conversion of outstanding preferred stock.

Fortegra Preferred Stock

The face amount of the Fortegra Preferred Stock is $80,000. Dividends are cumulative and accrue at a rate of 8% per annum, compounding quarterly. Any quarterly dividend may be paid in cash, at Fortegra’s option. For the years ended December 31, 2025 and 2024, cash dividends declared were $6,400 and $6,418, respectively.

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

Fortegra Additional Warrants

The Fortegra Additional Warrants issued to both Warburg and Tiptree have a seven-year term and an exercise price of $0.01 per share of Fortegra Common Stock. The Fortegra Additional Warrants issued to Warburg will be forfeited based on Warburg achieving an all-in return on its investment in excess of 23%, as measured primarily by Fortegra’s Common Stock price. The Fortegra Additional Warrants issued to Warburg are classified as liabilities, at fair value. The Fortegra Additional Warrants issued to Tiptree will vest based on Warburg achieving an all-in return on its investment in excess of 30%, as measured primarily by Fortegra’s Common Stock price. The number of shares of Fortegra Common Stock issuable to Warburg or Tiptree with respect to the Fortegra Additional Warrants is subject to adjustment for Fortegra Common Stock splits, stock or cash dividends and similar transactions. The Fortegra Additional Warrants are exercisable from the earlier of a transaction that results in Warburg having sold 50% of its Fortegra Common Stock or the fifth anniversary of the closing date. The maximum number of shares issued to Warburg or Tiptree, if exercised with cash, would be an additional 1.7% interest in Fortegra on an as converted basis (including its ownership of Fortegra Common and Preferred Stock). As of

TIPTREE INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2025

(in thousands, except share data)

December 31, 2025, and included as a liability held for sale, the estimated fair value of the Fortegra Additional Warrants (WP) was $28,682 based on the expected Sale proceeds and estimated closing date in 2026.

The following table presents the components of non-controlling interests as reported in the consolidated balance sheets:

	As of December 31,
	2025	2024
Fortegra preferred interests	$77,679	$77,679
Fortegra common interests	166,169	121,394
Total non-controlling interests	$243,848	$199,073

(9) Accumulated Other Comprehensive Income (Loss)

The following table presents the activity of AFS securities in AOCI, net of tax, for the following periods:

	Unrealized gains (losses) on available for sale securities	Foreign currency translation adjustment	Total AOCI	Amount attributable to non-controlling interests	Total AOCI to Tiptree Inc.
Balance at December 31, 2023	$(32,145)	$(98)	$(32,243)	$6,170	$(26,073)
Other comprehensive income (losses) before reclassifications	(437)	(2,431)	(2,868)	875	(1,993)
Amounts reclassified from AOCI	316	—	316	—	316
OCI	(121)	(2,431)	(2,552)	875	(1,677)
Balance at December 31, 2024	$(32,266)	$(2,529)	$(34,795)	$7,045	$(27,750)
Other comprehensive income (losses) before reclassifications	17,382	8,447	25,829	(7,217)	18,612
Amounts reclassified from AOCI	1,642	—	1,642	—	1,642
OCI	19,024	8,447	27,471	(7,217)	20,254
Balance at December 31, 2025	$(13,242)	$5,918	$(7,324)	$(172)	$(7,496)

The following table presents the reclassification adjustments out of AOCI included in net income and the impacted line items on the consolidated statement of operations for the following periods:

	For the Year Ended December 31,			Affected line item in consolidated statements
Components of AOCI	2025	2024	2023	of operations
Unrealized gains (losses) on available for sale securities	$(2,181)	$(494)	$(2,812)	Net realized and unrealized gains (losses)
Related tax (expense) benefit	539	178	630	Provision for income tax
Net of tax	$(1,642)	$(316)	$(2,182)

(10) Stock Based Compensation

Tiptree Equity Plans

The table below summarizes changes to the issuances under the Company’s 2017 Omnibus Incentive Equity Plan for the periods indicated, excluding awards granted under the Company’s subsidiary incentive plans.

2017 Equity Plan	Number of shares
Available for issuance as of December 31, 2022	2,371,977
RSU, stock and option awards granted	(111,427)
Available for issuance as of December 31, 2023	2,260,550
RSU, stock and option awards granted	(95,170)
Forfeited	12,437
PRSU awards granted	(1,420,833)
Available for issuance as of December 31, 2024	756,984
RSU, stock and option awards granted	(296,042)
Available for issuance as of December 31, 2025	460,942

TIPTREE INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2025

(in thousands, except share data)

Restricted Stock Units (RSUs) and Stock Awards

The Company values RSUs at their grant-date fair value as measured by Tiptree’s common stock price. Generally, the Tiptree RSUs vest and become non-forfeitable either (i) after the third anniversary or (ii) with respect to one-third of Tiptree shares granted on each of the first, second and third year anniversaries of the grant date. RSU awards are expensed using the straight-line method over the requisite service period. The RSUs include a retirement provision and are amortized over the lesser of the service condition or expected retirement date.

Stock awards issued as director compensation are deemed to be granted and immediately vested upon issuance. On February 25, 2025, the Company issued Messrs. Barnes and Ilany 60,813 and 151,778 shares of the Company’s common stock, respectively, as part of their compensation for 2024 performance.

The following table presents changes to the issuances of RSUs under the 2017 Omnibus Incentive Equity Plan for the periods indicated:

	Number of shares issuable	Weighted average grant date fair value
Unvested units as of December 31, 2022	501,007	$9.63
Granted	111,427	16.09
Vested	(359,203)	8.38
Unvested units as of December 31, 2023	253,231	$14.25
Granted	95,170	16.37
Vested	(48,280)	14.76
Forfeited	(12,437)	16.66
Unvested units as of December 31, 2024	287,684	$15.22
Granted	296,042	21.66
Vested	(365,708)	18.40
Unvested units as of December 31, 2025 (1)	218,018	$18.64
(1)
Includes 76,930, 70,866 and 70,222 shares that vest in 2026, 2027 and 2028, respectively.

The following tables present the detail of the granted and vested RSUs and stock awards for the periods indicated:

	For the Year Ended December 31,				For the Year Ended December 31,
Granted	2025	2024	2023	Vested	2025	2024	2023
Directors	13,229	16,810	29,553	Directors	13,229	16,810	29,553
Employees	282,813	78,360	81,874	Employees	352,479	31,470	329,650
Total Granted	296,042	95,170	111,427	Total Vested	365,708	48,280	359,203
				Taxes	(117,764)	(11,395)	(43,322)
				Net Vested	247,944	36,885	315,881

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

December 31, 2025

(in thousands, except share data)

On January 1, 2024, Tiptree granted 1,420,833 PRSUs to members of the Company’s senior management. The PRSUs will generally vest upon achievement of a $70 Tiptree share price target (adjusted for dividends paid) prior to the tenth anniversary of the date of grant, subject to the Grantee’s continued employment with Tiptree.

As of December 31, 2025, 4,520,833 PRSUs were unvested. The below table illustrates the aggregate number of PRSUs that will vest upon the achievement of each Tiptree share price target. Such price targets are adjusted down for cumulative dividends paid by the Company since grant (e.g., the next share price target is $28.83 as adjusted for cumulative dividends paid to date).

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

Stock Option Awards

Between 2016 and 2020, option awards were granted to the Executive Committee with an exercise price equal to the fair market value of our common stock on the date of grant. The option awards have a 10-year term and are subject to the recipient’s continuous service, a market requirement, and vest one third on each of the three, four, and five-year anniversaries of the grant date. As of December 31, 2025, the market requirement for all outstanding options has been achieved. There were no stock option awards granted from 2021 to December 31, 2025.

The following table presents the Company’s stock option activity for the current period:

	Options outstanding	Weighted average exercise price (in dollars per stock option)	Weighted average grant date value (in dollars per stock option)	Options exercisable
Balance, December 31, 2024	1,583,873	$6.51	$2.25	1,442,114
Balance, December 31, 2025	907,237	$6.62	$1.82	907,237
Weighted average remaining contractual term at December 31, 2025 (in years)	3.3

The Tiptree Board has determined that the Sale does not qualify as a Change in Control as such term is defined in Tiptree’s 2017 Omnibus Incentive Plan, as amended, and therefore no RSU awards will accelerate, and no time-vesting requirements of stock options will be waived in connection with the Sale.

TIPTREE INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2025

(in thousands, except share data)

Stock Based Compensation Expense

The following table presents total stock based compensation expense and the related income tax benefit recognized on the consolidated statements of operations:

	For the Year Ended December 31,
	2025	2024	2023
Employee compensation and benefits	$11,054	$8,407	$5,822
Director compensation	288	275	409
Income tax benefit	(200)	(257)	(1,308)
Net stock based compensation expense	$11,142	$8,425	$4,923

Additional information on total non-vested stock based compensation is as follows:

	As of December 31, 2025
	Restricted stock awards and RSUs	Performance Restricted Stock Units
Unrecognized compensation cost related to non-vested awards	$766	$6,362
Weighted - average recognition period (in years)	0.9	0.9

(11) Income Taxes

The following table presents the Company’s provision (benefit) for income taxes reflected as a component of income (loss):

	For the Year Ended December 31,
	2025	2024	2023
Current provision (benefit) for income taxes:
Federal	$76	$(1,554)	$981
State	812	441	215
Foreign	—	131	22
Total current provision (benefit) for income taxes	888	(982)	1,218

Deferred provision (benefit) for income taxes:
Federal	(4,698)	(2,522)	(5,504)
State	(1,881)	(2,713)	(461)
Total deferred provision (benefit) for income taxes	(6,579)	(5,235)	(5,965)
Total provision (benefit) for income taxes	$(5,691)	$(6,217)	$(4,747)

TIPTREE INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2025

(in thousands, except share data)

The U.S. federal rate is before the consideration of rate reconciling items. A reconciliation of the expected federal provision (benefit) for income taxes on income using the federal statutory income tax rate to the actual provision (benefit) for income taxes and resulting effective income tax rate is as follows for the periods indicated below:

	For the Year Ended December 31,
	2025		2024		2023
Income (loss) before income taxes	$(44,602)		$(38,562)		$(43,479)
U.S federal statutory rate	(9,366)	21.0%	(8,098)	21.0%	(9,130)	21.0%
State and local income taxes, net of federal benefit (1)	(731)	1.6%	(1,785)	4.6%	(190)	0.4%
Foreign tax effects
Marshall Islands
Statutory tax rate difference	95	(0.2)%	471	(1.2)%	416	(1.0)%
Other foreign jurisdictions	—	—	131	(0.3)%	22	0.0%
Effect of changes in tax laws or rates enacted in the current period	—	—	—	—	—	—
Effect of cross-border tax laws	—	—	—	—	—	—
Tax credits	—	—	—	—	—	—
Changes in valuation allowances	—	—	—	—	—	—
Nontaxable or nondeductible items
Nondeductible compensation	4,190	(9.4)%	3,470	(9.0)%	3,376	(7.7)%
Other	(66)	0.2%	(17)	0.0%	(11)	0.0%
Other adjustments
Return to provision	(2)	0.0%	(211)	0.5%	171	(0.4)%
Other	189	(0.4)%	(178)	0.5%	599	(1.4)%
Effective tax rate	$(5,691)	12.8%	$(6,217)	16.1%	$(4,747)	10.9%

(1)
State taxes in Connecticut and New York made up the majority (greater than 50 percent) of the tax effect in this category.

For the year ended December 31, 2025, the Company’s effective tax rate on income was equal to 12.8%. The effective tax rate for the year ended December 31, 2025 is lower than the U.S. statutory income tax rate of 21.0% primarily from the impact of nontaxable or non-deductible items.

For the year ended December 31, 2024, the Company’s effective tax rate on income was equal to 16.1%. The effective tax rate for the year ended December 31, 2024 is lower than the U.S. statutory income tax rate of 21.0% primarily from the impact of nontaxable or non-deductible items.

For the year ended December 31, 2023, the Company’s effective tax rate on income was equal to 10.9%. The effective tax rate for the year ended December 31, 2023 is lower than the U.S. statutory income tax rate of 21.0% primarily from the impact of nontaxable and non-deductible items.

TIPTREE INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2025

(in thousands, except share data)

The table below presents the components of the Company’s net deferred tax assets and liabilities as of the respective balance sheet dates:

	As of December 31,
	2025	2024
Deferred tax assets:
Loss carryforwards	$34,446	$29,779
Unrealized losses	677	599
Accrued expenses	1,978	2,383
Lease liability	2,567	3,567
Other deferred tax assets	1,109	445
Total deferred tax assets	40,777	36,773
Less: Valuation allowance	—	(4,027)
Total net deferred tax assets	40,777	32,746

Deferred tax liabilities:
Property	947	1,534
Unrealized gains	—	—
Other deferred tax liabilities	58	51
Right of use asset	1,949	2,652
Intangibles	340	485
Investment in subsidiaries	117,873	84,702
Total deferred tax liabilities	121,167	89,424
Net deferred tax liability	$80,390	$56,678

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

As of December 31, 2025, the Company had total U.S. federal net operating loss (NOL) and capital loss carryforwards of $146,079. The following table presents the U.S. federal NOLs and capital loss carryforwards by tax year of expiration:

As of
December 31, 2025
Tax Year of Expiration
2026	$—
2027	—
2028	—
2029	77,136
2030	—
Indefinite	68,943
Total	$146,079

In addition to the U.S. federal NOL, Tiptree and its subsidiaries have NOLs and capital loss carryforwards in various state jurisdictions totaling $3,472 as of December 31, 2025. Management believes it is more likely than not the remaining NOLs and deferred tax assets will be utilized prior to their expiration dates.

As of December 31, 2025, the consolidated valuation allowance for the Company was $0. In 2025, the Company recorded a net decrease in its valuation allowances equal to $4,027, compared to a net increase in its valuation allowance of $2,406 in 2024.

As of December 31, 2025 and 2024, the Company had no material unrecognized tax benefits or accrued interest and penalties. Federal tax years 2022 and onward are open for examination as of December 31, 2025.

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

TIPTREE INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2025

(in thousands, except share data)

“An Act to provide for reconciliation pursuant to title II of H. Con. Res. 14,” commonly referred to as the One Big Beautiful Bill Act (“OBBBA”), was enacted into law in the U.S. on July 4, 2025. The OBBBA permanently extended parts of the Tax Cuts and Jobs Act, updated international tax rules, and restored certain business tax benefits. Its provisions take effect between 2025 and 2027. We do not expect these provisions to have a material impact on our financial statements.

The following table presents the Company’s income taxes paid (net of refunds) for the periods shown below:

	For the Year Ended December 31,
	2025	2024	2023
Federal	$—	$(445)	$(15,658)
State	364	278	63
Foreign	—	19	(112)
Total	$364	$(149)	$(15,708)

The following table presents income taxes paid (net of refunds) exceeded 5 percent of total income taxes paid (net of refunds) in the following jurisdictions:

	For the Year Ended December 31,
	2025	2024	2023
State
New York State	$287	$51	*
New York City	$77	$9	*
Connecticut	*	$218	*
Foreign
Taiwan	*	$16	*
* Jurisdiction below the threshold for the period presented

(12) Earnings Per Share

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

TIPTREE INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2025

(in thousands, except share data)

The following table presents a reconciliation of basic and diluted net income per common share for the following periods:

	For the Year Ended December 31,
	2025	2024	2023
Net income (loss) from continuing operations	$(38,911)	$(32,345)	$(38,732)
Less: Net income (loss) attributable to non-controlling interests	—	—	9
Net income (loss) from continuing operations attributable to Tiptree Inc. common shares - basic	(38,911)	(32,345)	(38,741)
Net income (loss) from discontinued operations attributable to Tiptree Inc. common shares - basic	73,838	85,713	52,692
Net income (loss) attributable to Tiptree Inc. common shares - basic	$34,927	$53,368	$13,951
Effect of Dilutive Securities:
Net income (loss) from discontinued operations attributable to Tiptree Inc. common shares - basic	$73,838	$85,713	$52,692
Securities of subsidiaries	(6,428)	(3,695)	(1,307)
Net income (loss) from discontinued operations attributable to Tiptree Inc. common shares - diluted	67,410	82,018	51,385
Net income (loss) attributable to Tiptree Inc. common shares - diluted	$28,499	$49,673	$12,644

Weighted average number of shares of common stock outstanding - basic	37,559,807	36,872,706	36,693,204
Weighted average number of shares of common stock outstanding - diluted	37,559,807	36,872,706	36,693,204

Basic:
Net income (loss) from continuing operations	$(1.04)	$(0.88)	$(1.06)
Net income (loss) from discontinuing operations	$1.97	$2.32	$1.44
Basic Net income (loss) attributable to Tiptree Inc. common shares	$0.93	$1.44	$0.38

Diluted:
Net income (loss) from continuing operations	$(1.04)	$(0.88)	$(1.06)
Net income (loss) from discontinuing operations	$1.80	$2.22	$1.40
Diluted Net income (loss) attributable to Tiptree Inc. common shares	$0.76	$1.34	$0.34

(13) Related Party Transactions

Tiptree Advisors is a related party of the Company because Tiptree Advisors is deemed to be controlled by Michael Barnes, the Company’s Chairman and Chief Executive Officer. Tiptree Advisors manages investment portfolio accounts of Fortegra and certain of its subsidiaries under an investment advisory agreement (the IAA). The Company is invested in funds managed by Tiptree Advisors. The Company incurred $15,860, $6,675 and $5,206 of management and incentive fees for the years ended December 31, 2025, 2024 and 2023, respectively. For the year ended December 31, 2025, the Company’s percentage of profits interest in Tiptree Advisors was 52.0%.

Pursuant to the Transition Services Agreement, the Company and Tiptree Advisors have mutually agreed to provide certain services to one another. Payments under the Transition Services Agreement in the years ended December 31, 2025 and 2024 were not material.

Pursuant to a Partner Emeritus Agreement, the Company agreed to provide Mr. Inayatullah, a greater than 5% stockholder of the Company, support services and reimburse Mr. Inayatullah for a portion of benefit expenses in exchange for advice and other consulting services as requested by the Company’s Executive Committee. Transactions related to the Partner Emeritus Agreement in the years ended December 31, 2025 and 2024 were not material. The Partner Emeritus Agreement was terminated effective December 31, 2025.

(14) Subsequent Events

On February 24, 2026, the Company’s board of directors declared a quarterly cash dividend of $0.06 per share to holders of common stock with a record date of March 16, 2026, and a payment date of March 23, 2026.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of its Chairman and Chief Executive Officer, and Chief Financial Officer, have evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Exchange Act) as of December 31, 2025. Based upon that evaluation, the Company’s Chairman and Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2025.

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

Based upon its assessment, management concluded that the Company’s internal control over financial reporting as of December 31, 2025 was effective using the COSO Framework.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2025 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm that audited the Company’s consolidated financial statements as of and for the year ended December 31, 2025, as stated in their report, included in Item 8 of this Form 10-K, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025.

(c) Changes in Internal Control over Financial Reporting

There were no changes in internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the year ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

33

Item 9B. Other Information

Not applicable.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information concerning our executive officers is incorporated herein by reference to information included in the Proxy Statement for the Company’s 2026 Annual Meeting of Stockholders.

Information with respect to our directors and the nomination process is incorporated herein by reference to information included in the Proxy Statement for the Company’s 2026 Annual Meeting of Stockholders.

Information regarding our audit committee and our audit committee financial experts is incorporated herein by reference to information included in the Proxy Statement for the Company’s 2026 Annual Meeting of Stockholders.

Information required by Item 405 of Regulation S-K is incorporated herein by reference to information included in the Proxy Statement for the Company’s 2026 Annual Meeting of Stockholders.

The Company has also adopted a Securities Trading and Regulation FD Policy that governs the purchase, sale, and/or other dispositions of the Company’s securities by (i) directors, officers, and affiliates and (ii) the Company that we believe is reasonably designed to promote compliance with insider trading laws, rules and regulations and listing standards applicable to the Company. A copy of the Company’s Securities Trading and Regulation FD Policy was filed as Exhibit 19 to our Annual Report on Form 10-K for the year ending December 31, 2024 (file no. 001-33549).

Item 11. Executive Compensation

Information with respect to executive compensation is incorporated herein by reference to information included in the Proxy Statement for the Company’s 2026 Annual Meeting of Stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information with respect to security ownership of certain beneficial owners and management is incorporated herein by reference to information included in the Proxy Statement for the Company’s 2026 Annual Meeting of Stockholders.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information with respect to such contractual relationships and independence is incorporated herein by reference to the information in the Proxy Statement for the Company’s 2026 Annual Meeting of Stockholders.

Item 14. Principal Accountant Fees and Services

Information with respect to principal accounting fees and services and pre-approval policies are incorporated herein by reference to information included in the Proxy Statement for the Company’s 2026 Annual Meeting of Stockholders.

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

Exhibit No.	Description
10.6

Form of Restricted Stock Unit Agreement under the Registrant’s 2017 Omnibus Incentive Plan (2025 Form) (previously filed as Exhibit 10.8 to the Registrant’s Annual Report on Form 10-K (File No. 001-33549), filed on March 3, 2025 and herein incorporated by reference.**

10.7

Form of Performance Restricted Stock Unit Agreement (previously filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-33549), filed on August 8, 2022 and herein incorporated by reference).**

10.8

Form of Performance Restricted Stock Unit Agreement under the Registrant’s 2017 Omnibus Incentive Plan (2024 Form) (previously filed as Exhibit 10.9 to the Registrant’s Annual Report on Form 10-K (File No. 001-33549), filed on February 29, 2024 and herein incorporated by reference).**

10.9

Form of Indemnification Agreement (previously filed as Exhibit 10.9 to the Registrant’s Registration Statement on Form S-11, as amended (File No. 333-141634), filed on June 7, 2007 and herein incorporated by reference).

10.10

Tiptree Inc. 2023 Deferred Compensation Plan (previously filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-33549), filed on August 2, 2023 and herein incorporated by reference).**

10.11

Amended and Restated Transition Services Agreement between Tricadia Holdings, L.P. and Tiptree Inc., dated as of February 15, 2019 (previously filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 001-33549), filed on April 22, 2019 and herein incorporated by reference).

10.12

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

10.13

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

10.14

Credit Agreement dated February 7, 2025, by and among Tiptree Inc. as Parent, Tiptree Holdings LLC, as Borrower, Fortress Credit Corp., as Administrative Agent, Collateral Agent and Lead Arranger, and the lenders party thereto (previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-33549), filed on February 10, 2025 and herein incorporated by reference).

10.15	Amendment No. 7 to Partner Emeritus Agreement, effective December 31, 2025, by and between Tiptree Inc. and Arif Inayatullah (filed herewith).
10.16

Agreement and Plan of Merger by and among DB Insurance Co., Ltd., The Fortegra Group, Inc. and Tiptree Inc. dated as of September 26, 2025 (previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-33549) filed on September 26, 2025 and herein incorporated by reference).

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

Exhibit No.	Description
10.24

Purchase Agreement by and among Carrington Holding Company, LLC and Tiptree Inc., Reliance Holdings LLC and Reliance First Capital LLC dated as of October 31, 2025 (previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-33549) filed on October 31, 2025 and herein incorporated by reference).

10.25

Amendment No. 1 to Purchase Agreement by and among Carrington Holding Company, LLC, Reliance Holdings LLC, Tiptree Inc., Reliance First Capital LLC and Carrington Mortgage Services LLC, dated as of December 5, 2025 (filed herewith).

10.26

Separation Agreement between Tiptree Inc. and Neil C. Rifkind, dated as of December 5, 2025 (previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-33549) filed on December 5, 2025 and herein incorporated by reference).**

10.27

Advisor Agreement between Tiptree Inc. and Jonathan Ilany, dated as of December 16, 2025 (previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-33549) filed on December 16, 2025 and herein incorporated by reference).**

19

Tiptree Securities Trading and Regulation FD Policy adopted April 4, 2023 (previously filed as Exhibit 19 to the Registrant’s Annual Report on Form 10-K (File No. 001-33549), filed on March 3, 2025 and herein incorporated by reference.

21.1	Subsidiaries of the Registrant (filed herewith).
23.1	Consent of Independent Registered Public Accounting Firm (filed herewith).
31.1	Certification of Chairman and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification of Chairman and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
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

* Attached as Exhibit 101 to this Annual Report on Form 10-K are the following materials, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets (audited) for December 31, 2025 and 2024, (ii) the Consolidated Statements of Operations (audited) for the years ended December 31, 2025, 2024 and 2023, (iii) the Consolidated Statements of Comprehensive Income (Loss) (audited) for the years ended December 31, 2025, 2024 and 2023, (iv) the Consolidated Statements of Changes in Stockholders’ Equity (audited) for the years ended December 31, 2025, 2024 and 2023, (v) the Consolidated Statements of Cash Flows (audited) for the years ended December 31, 2025, 2024 and 2023 and (vi) the Notes to the Consolidated Financial Statements (audited).

** Denotes a management contract or compensatory plan, contract or arrangement.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Tiptree Inc. has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Tiptree Inc.
Date:	March 9, 2026	By:/s/ Michael G. Barnes
Michael G. Barnes
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Michael G. Barnes Michael G. Barnes	Chairman and Chief Executive Officer and Director (Principal Executive Officer)	March 9, 2026

/s/ Scott McKinney Scott McKinney	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 9, 2026

/s/ Randy S. Maultsby Randy S. Maultsby	President and Director	March 9, 2026

/s/ Jonathan Ilany Jonathan Ilany	Director	March 9, 2026

/s/ Paul M. Friedman Paul M. Friedman	Director	March 9, 2026

/s/ Lesley Goldwasser Lesley Goldwasser	Director	March 9, 2026

/s/ Bradley E. Smith Bradley E. Smith	Director	March 9, 2026

/s/ Dominique Mielle Dominique Mielle	Director	March 9, 2026

Schedule II — Financial Information of Registrant

TIPTREE INC.
PARENT COMPANY ONLY STATEMENTS OF INCOME
(All amounts in thousands)	For the Year Ended December 31,
	2025	2024	2023
Expenses:
Employee compensation and benefits	$33,267	$28,645	$30,115
Professional fees	4,286	4,278	4,511
Rent and facilities	1,607	1,883	2,003
Depreciation and amortization	1,448	1,451	1,327
Other expenses	2,221	2,725	2,421
Total expenses	42,829	38,982	40,377
Operating income (loss) before taxes	(42,829)	(38,982)	(40,377)
Non operating income:
Net realized and unrealized gains (losses)	(2,020)	3,818	6,126
Other income	2,741	2,948	4,824
Non operating income (loss) before taxes	721	6,766	10,950
Equity in earnings (losses) of subsidiaries, net of tax (1)(2)	71,807	79,371	39,072
Income (loss) before taxes	29,699	47,155	9,645
Less: provision (benefit) for income taxes	(5,228)	(6,212)	(4,306)
Net income (loss) attributable to Tiptree Inc. common stockholders	$34,927	$53,367	$13,951
(1)
Eliminated in consolidation.
(2)
See Note (3) Dispositions, Assets Held for Sale & Discontinued Operations for further details.

TIPTREE INC.
PARENT COMPANY ONLY BALANCE SHEETS
	As of December 31,
	2025	2024
Assets:
Current assets:
Cash and cash equivalents	$30,670	$18,642
Marketable securities	21,701	15,024
Other current assets	5,951	3,490
Total current assets	58,322	37,156
Investment in subsidiaries (1)	443,130	412,094
Deferred tax assets	35,703	27,570
Right of use asset	8,287	10,108
Property, plant and equipment, net	6,262	7,710
Other assets	1,053	1,399
Total assets	$552,757	$496,037
Liabilities and Stockholders’ Equity
Liabilities:
Current liabilities:
Other current liabilities	$23,927	$17,933
Total current liabilities	23,927	17,933
Intercompany payables, net (1)	11,639	9,301
Long-term lease obligations	8,640	11,105
Total liabilities	$44,206	$38,339
Stockholders’ Equity:
Preferred stock: $0.001 par value, 100,000,000 shares authorized, none issued or outstanding	$—	$—
Common stock: $0.001 par value, 200,000,000 shares authorized, 37,824,472 and 37,255,838 shares issued and outstanding, respectively	38	37
Additional paid-in capital	394,435	389,693
Accumulated other comprehensive income (loss), net of tax	(7,496)	(27,750)
Retained earnings	121,574	95,718
Total stockholders’ equity	508,551	457,698
Total liabilities and stockholders’ equity	$552,757	$496,037
(1)
Eliminated in consolidation.

TIPTREE INC.
PARENT COMPANY ONLY STATEMENTS OF CASH FLOWS
	For the Year Ended December 31,
	2025	2024	2023
Operating Activities:
Net income (loss) attributable to Tiptree Inc. common stockholders	$34,927	$53,367	$13,951
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Equity in earnings of subsidiaries (1)	(71,807)	(79,371)	(39,072)
Net realized and unrealized (gains) losses	2,020	(3,818)	(6,126)
Amortization/accretion of premiums and discounts	(1,482)	(890)	(1,899)
Depreciation expense	1,448	1,451	1,327
Deferred provision (benefit) for income taxes	(6,979)	(5,255)	(5,453)
Non-cash lease expense	1,915	1,890	1,970
Non-cash compensation expense	11,342	8,407	5,845
Net changes in other operating assets and liabilities	(2,796)	(10,803)	11,718
Net cash provided by (used in) operating activities	(31,412)	(35,022)	(17,739)
Investing Activities:
Purchases of investments	(90,506)	(29,997)	(149,309)
Proceeds from sales and maturities of investments	83,294	87,901	90,811
Net cash provided by (used in) investing activities	(7,212)	57,904	(58,498)
Financing Activities:
Net (contributions to) distributions from subsidiaries (1)	68,136	(29,526)	35,906
Repayment of intercompany notes payable (1)	(1,799)	(1,500)	(33,281)
Dividends paid	(9,071)	(18,312)	(7,401)
Cash (paid) received in connection with the vested or exercised stock awards	(6,613)	—	—
Net cash provided by (used in) financing activities	50,653	(49,338)	(4,776)
Net increase (decrease) in cash, cash equivalents and restricted cash	12,028	(26,456)	(81,013)
Cash, cash equivalents and restricted cash – beginning of period	18,642	45,098	126,111
Cash, cash equivalents and restricted cash – end of period	$30,670	$18,642	$45,098

Cash (received) paid for income taxes	$364	$(158)	$(15,708)
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

Pursuant to the terms of indebtedness at subsidiary levels of Tiptree, limitations on the subsidiary’s ability to pay dividends or make distribution to Tiptree Inc. In addition, certain other subsidiaries’ activities are regulated, or subject to specific restriction on transfers as a result of financing arrangements. As a result of these restrictions, these financial statements of the Registrant have been prepared in accordance with Rule 12-04 of Regulation S-X, as restricted net assets of the Company’s subsidiaries (as defined in Rule 4-08(e)(3) of Regulation S-X) exceed 25% of the Company’s consolidated net assets as of December 31, 2025.

These financial statements have been prepared on a “parent-only” basis. Under a parent-only presentation, the Parent Company’s investments in subsidiaries are presented under the equity method of accounting. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been or omitted. The accompanying financial information should be read in conjunction with the Tiptree Inc. consolidated financial statements and related Notes thereto.

Note 2. Dividends Received

The Company received net distributions of $68,136, $0, and $35,906 for the years ended December 31, 2025, 2024 and 2023, respectively.

