Form 10-Q
period 2026-03-31
TIPTREE INC.
filed 2026-04-30
CIK 1393726

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2026

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

As of April 29, 2026, there were 37,570,075 shares, par value $0.001, of the registrant’s common stock outstanding.

Tiptree Inc.

Quarterly Report on Form 10-Q

March 31, 2026

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

Forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, many of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including, but not limited to, those described in the section entitled “Risk Factors” and elsewhere in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, in this Quarterly Report on Form 10-Q and in our other public filings with the SEC.

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

“Fortegra Common Stock” means the common stock of Fortegra.

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

“NAIC” means the National Association of Insurance Commissioners.

“NCI” means non-controlling interests.

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

TIPTREE INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets (Unaudited)

(in thousands, except share data)

	As of
	March 31, 2026	December 31, 2025
Assets:
Current assets:
Cash and cash equivalents	$33,401	$30,784
Marketable securities	581	21,701
Other current assets	2,270	2,361
Total current assets	36,252	54,846
Right of use asset	7,837	8,301
Property, plant and equipment, net	5,906	6,262
Other assets	2,739	2,269
Assets held for sale (1)	6,914,921	6,768,387
Total assets	$6,967,655	$6,840,065
Liabilities and Stockholders’ Equity
Liabilities:
Current liabilities:
Short-term debt, net	$7,979	$8,138
Other current liabilities	19,948	20,964
Total current liabilities	27,927	29,102
Long-term debt, net	64,126	63,948
Long-term lease obligations	8,139	8,654
Deferred tax liabilities	82,686	80,390
Liabilities held for sale (1)	6,034,281	5,905,572
Total liabilities	$6,217,159	$6,087,666
Stockholders’ Equity:
Preferred stock: $0.001 par value, 100,000,000 shares authorized, none issued or outstanding	$—	$—
Common stock: $0.001 par value, 200,000,000 shares authorized, 37,567,024 and 37,824,472 shares issued and outstanding, respectively	38	38
Additional paid-in capital	390,416	394,435
Accumulated other comprehensive income (loss), net of tax	(19,727)	(7,496)
Retained earnings	133,552	121,574
Total Tiptree Inc. stockholders’ equity	504,279	508,551
Non-controlling interests:
Fortegra preferred interests	77,679	77,679
Common interests	168,538	166,169
Total non-controlling interests	246,217	243,848
Total stockholders’ equity	750,496	752,399
Total liabilities and stockholders’ equity	$6,967,655	$6,840,065
(1)
See Note (3) Dispositions, Assets Held for Sale & Discontinued Operations for further details.

See accompanying notes to condensed consolidated financial statements.

TIPTREE INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations (Unaudited)

(in thousands, except share data)

	Three Months Ended March 31,
	2026	2025
Revenues:
Other revenue	$—	$390
Total revenues	—	390
Expenses:
Employee compensation and benefits	6,762	9,333
Depreciation and amortization	356	357
Other expenses	1,879	3,282
Total expenses	8,997	12,972
Operating income (loss) before taxes	(8,997)	(12,582)
Non operating income:
Net realized and unrealized gains (losses)	(261)	740
Other income	966	536
Income (loss) before taxes	(8,292)	(11,306)
Less: provision (benefit) for income taxes	(1,153)	(1,605)
Net income (loss) from continuing operations	(7,139)	(9,701)
Net income (loss) from discontinued operations (1)	21,385	15,336
Net income (loss) attributable to common stockholders	$14,246	$5,635

Net income (loss) from continuing operations per common share:
Basic earnings per share	$(0.19)	$(0.26)
Diluted earnings per share	$(0.19)	$(0.26)

Net income (loss) from discontinued operations per common share:
Basic earnings per share	$0.57	$0.41
Diluted earnings per share	$0.53	$0.39

Net income (loss) per common share:
Basic earnings per share	$0.38	$0.15
Diluted earnings per share	$0.34	$0.13

Weighted average number of common shares:
Basic	37,789,444	37,348,219
Diluted	37,789,444	37,348,219

Dividends declared per common share	$0.06	$0.06
(1)
See Note (3) Dispositions, Assets Held for Sale & Discontinued Operations for further details.

See accompanying notes to condensed consolidated financial statements.

TIPTREE INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

(in thousands)

	Three Months Ended March 31,
	2026	2025
Net income (loss)	$14,246	$5,635
Other comprehensive income (loss), net of tax:
Change in unrealized gains (losses) on available for sale securities	(18,338)	9,919
Change in unrealized currency translation adjustments	(6,746)	5,910
Related (provision) benefit for income taxes	8,236	(4,625)
Other comprehensive income (loss), net of tax	(16,848)	11,204
Comprehensive income (loss)	(2,602)	16,839
Less: comprehensive income (loss) attributable to non-controlling interests	(4,617)	3,011
Comprehensive income (loss) attributable to common stockholders	$2,015	$13,828

See accompanying notes to condensed consolidated financial statements.

TIPTREE INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

(in thousands, except share data)

	Common stock						Non-controlling interests
	Number of shares	Par value	Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings	Total Tiptree Inc. stockholders' equity	Fortegra preferred interests	Common interests	Total stockholders' equity
Balance at December 31, 2025	37,824,472	$38	$394,435	$(7,496)	$121,574	$508,551	$77,679	$166,169	$752,399
Amortization of share-based incentive compensation	—	—	1,408	—	—	1,408	—	310	1,718
Vesting of share-based incentive compensation	52,585	—	(422)	—	—	(422)	—	(476)	(898)
Shares repurchased	(310,033)	—	(5,000)	—	—	(5,000)	—	—	(5,000)
Non-controlling interest distributions	—	—	(5)	—	—	(5)	—	—	(5)
Common stock dividends declared	—	—	—	—	(2,268)	(2,268)	—	—	(2,268)
Other comprehensive income (loss), net of tax	—	—	—	(12,231)	—	(12,231)	—	(4,617)	(16,848)
Subsidiary preferred dividends declared	—	—	—	—	(1,578)	(1,578)	—	—	(1,578)
Net income (loss)	—	—	—	—	15,824	15,824	—	7,152	22,976
Balance at March 31, 2026	37,567,024	$38	$390,416	$(19,727)	$133,552	$504,279	$77,679	$168,538	$750,496

	Common stock						Non-controlling interests
	Number of shares	Par value	Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings	Total Tiptree Inc. stockholders' equity	Fortegra preferred interests	Common interests	Total stockholders' equity
Balance at December 31, 2024	37,255,838	$37	$389,693	$(27,750)	$95,718	$457,698	$77,679	$121,394	$656,771
Amortization of share-based incentive compensation	—	—	6,805	—	—	6,805	—	2,042	8,847
Vesting of share-based incentive compensation	238,045	—	(2,349)	—	—	(2,349)	—	(138)	(2,487)
Common stock dividends declared	—	—	—	—	(2,263)	(2,263)	—	—	(2,263)
Other comprehensive income (loss), net of tax	—	—	—	8,193	—	8,193	—	3,011	11,204
Subsidiary preferred dividends declared	—	—	—	—	(1,578)	(1,578)	—	—	(1,578)
Net income (loss)	—	—	—	—	7,213	7,213	—	5,755	12,968
Balance at March 31, 2025	37,493,883	$37	$394,149	$(19,557)	$99,090	$473,719	$77,679	$132,064	$683,462

See accompanying notes to condensed consolidated financial statements.

TIPTREE INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Three Months Ended March 31,
	2026	2025
Operating Activities:
Net income (loss)	$14,246	$5,635
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Net realized and unrealized (gains) losses	261	(740)
Non-cash compensation expense	1,456	6,874
Amortization/accretion of premiums and discounts	37	(88)
Depreciation and amortization expense	356	357
Non-cash lease expense	464	494
Deferred provision (benefit) for income taxes	(1,153)	(1,780)
Amortization of deferred financing costs	195	101
Net income from discontinued operations	(21,385)	(15,336)
Changes in operating assets and liabilities:
(Increase) decrease in other assets	(231)	1,078
Increase (decrease) in other liabilities and lease obligations	(2,589)	(8,874)
Net cash provided by (used in) operating activities from continuing operations	(8,343)	(12,279)
Net cash provided by (used in) operating activities from discontinued operations	(9,821)	(21,042)
Net cash provided by (used in) operating activities	(18,164)	(33,321)
Investing Activities:
Purchases of investments	—	(22,210)
Proceeds from sales and maturities of investments	20,869	10,350
Net cash provided by (used in) investing activities from continuing operations	20,869	(11,860)
Net cash provided by (used in) investing activities from discontinued operations	(38,638)	(6,212)
Net cash provided by (used in) investing activities	(17,769)	(18,072)
Financing Activities:
Dividends paid	(2,268)	(2,263)
Non-controlling interest (redemptions) contributions	(5)	—
Cash (paid) received in connection with vested or exercised stock awards	(489)	(2,414)
Payment of debt issuance costs	(50)	(2,274)
Proceeds from borrowings and mortgage notes payable	—	74,250
Principal paydowns of borrowings and mortgage notes payable	(187)	(188)
Repurchases of common stock and other changes in additional paid-in capital	(5,000)	—
Net cash provided by (used in) financing activities from continuing operations	(7,999)	67,111
Net cash provided by (used in) financing activities from discontinued operations	23,966	(5,811)
Net cash provided by (used in) financing activities	15,967	61,300
Effect of exchange rate changes on cash	182	1,787
Net increase (decrease) in cash, cash equivalents and restricted cash	(19,784)	11,694
Cash, cash equivalents and restricted cash – beginning of period	30,784	19,437
Cash, cash equivalents and restricted cash – beginning of period - held for sale	366,587	396,827
Cash, cash equivalents and restricted cash – end of period	377,587	427,958
Less: Reclassification of cash to held for sale	344,186	366,773
Cash, cash equivalents and restricted cash – end of period	$33,401	$61,185

	As of
Reconciliation of cash, cash equivalents and restricted cash	March 31, 2026	December 31, 2025
Cash and cash equivalents	$303,897	$322,169
Restricted cash	73,690	75,202
Total cash, cash equivalents and restricted cash shown in the statements of cash flows	$377,587	$397,371

See accompanying notes to condensed consolidated financial statements.

TIPTREE INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2026

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

For the three months ended March 31, 2026, the Chief Operating Decision Maker (“CODM”) was the Chief Executive Officer of the Company. For the three months ended March 31, 2025, the CODM was the Executive Committee of the Company. The CODM primarily uses income before taxes, as reported on the Condensed Consolidated Statements of Operations, to allocate resources and assess performance. In addition, our measure of segment assets is reported on the Condensed Consolidated Balance Sheets as total assets. Significant segment expenses can be seen on the Condensed Consolidated Statements of Operations. The Company’s previous insurance and mortgage segments have been classified as discontinued operations and the Company now operates under one operating and one reportable segment.

As of March 31, 2026, Fortegra was owned approximately 78.7% by Tiptree Holdings, 17.6% by Warburg and 3.7% by management and directors of Fortegra, before giving effect to the exercise of outstanding warrants and management options, and the conversion of outstanding preferred stock. See Note (8) Stockholders' Equity for further details.

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

Tiptree is also subject to customary “no-shop” restrictions on its ability to solicit acquisition proposals from third parties (including acquisition proposals relating to the sale of all or a significant portion of Fortegra or its assets) and to provide information to, participate in discussions and engage in negotiations with, third parties regarding any acquisition proposals. Tiptree may, under certain specified circumstances, provide information to, participate in discussions and engage in negotiations with, third parties with respect to an acquisition proposal if the board of directors of Tiptree has determined in good faith (after consultation with its outside legal counsel and financial advisors) that such alternative acquisition proposal constitutes or would reasonably be expected to lead to or result in a Superior Proposal (as defined in the Sale Agreement). If the board of directors of Tiptree has determined in good faith (after consultation with its outside legal counsel and financial advisors) that an acquisition proposal constitutes a Superior Proposal, then Tiptree may terminate the Sale Agreement to enter into an agreement with respect to such Superior Proposal, subject to compliance with the procedures specified in the Sale Agreement and payment of a termination fee of $49,500. The Sale Agreement also provides that Tiptree will call a special stockholder meeting and take customary steps, including mailing a proxy statement to Tiptree’s stockholders, in order to obtain stockholder approval of the Sale. On December 3, 2025, Tiptree’s stockholders approved the Sale pursuant to the Sale Agreement.

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

TIPTREE INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2026

(in thousands, except share data)

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

(2) Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements of Tiptree have been prepared in accordance with generally accepted accounting principles in the United States of America (GAAP) and include the accounts of the Company and its subsidiaries. The condensed consolidated financial statements are presented in U.S. dollars, the main operating currency of the Company. The unaudited condensed consolidated financial statements presented herein should be read in conjunction with the annual audited financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025. In the opinion of management, the accompanying unaudited interim financial information reflects all adjustments, including normal recurring adjustments necessary to present fairly the Company’s financial position, results of operations, comprehensive income and cash flows for each of the interim periods presented. The results of operations for the three months ended March 31, 2026 are not necessarily indicative of the results that may be expected for the full year ending on December 31, 2026.

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

		January 1, 2026	The amendments do not have a material impact to the Company’s condensed consolidated financial statements.

TIPTREE INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2026

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

(3) Dispositions, Assets Held for Sale & Discontinued Operations

Dispositions

The Company entered into a Sale Agreement to sell Fortegra, our insurance segment, on September 26, 2025, and a Purchase Agreement to sell Reliance, our mortgage segment, on October 31, 2025. As a result of these agreements, in addition to the required shareholder approval for the Fortegra Sale Agreement obtained on December 3, 2025, both segments were classified as held for sale and discontinued operations as of March 31, 2026. The Company reclassified income and expenses attributable to Fortegra and Reliance to net income (loss) from discontinued operations for the three months ended March 31, 2026 and 2025. Assets and liabilities attributable to Fortegra and Reliance have been reclassified to assets held for sale and liabilities held for sale, respectively, as of March 31, 2026 and December 31, 2025.

The Fortegra Sale is anticipated to close in mid-2026. The Closing is subject to certain conditions, including regulatory approval, certain Form A filings and other insurance regulatory approvals in certain foreign jurisdictions, clearance by the Committee on Foreign Investment in the United States and the expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust

TIPTREE INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2026

(in thousands, except share data)

Improvements Act of 1976, as amended, the continued accuracy of the representations and warranties of the parties (subject to specified materiality standards), performance of each party’s obligations under the Sale Agreement in all material respects and the absence of a material adverse effect with respect to Fortegra.

The terms of the Reliance Purchase Agreement specify that the total purchase price will be 93.5% of Reliance’s tangible book value, which refers to the net asset value of the Company after excluding goodwill and intangible assets. As of March 31, 2026, a total impairment loss of $8,391 has been recorded which is inclusive of a goodwill and intangible impairment of $1,708. The Reliance Purchase Agreement is anticipated to close in mid-2026, subject to customary closing conditions, including regulatory approvals.

Assets Held for Sale

Fortegra

The following table presents Fortegra’s details of assets and liabilities held for sale in the consolidated balance sheets for the following periods:

	As of
	March 31, 2026	December 31, 2025
Assets:
Investments:
Available for sale securities, at fair value	$1,377,821	$1,364,198
Loans, at fair value	2,016	4,141
Equity securities	174,581	175,438
Other investments	49,979	50,989
Total investments	1,604,397	1,594,766
Cash and cash equivalents	257,039	276,065
Restricted cash	71,972	74,540
Notes and accounts receivable, net	857,305	891,204
Reinsurance recoverable	1,871,485	1,698,283
Prepaid reinsurance premiums	1,112,138	1,115,454
Deferred acquisition costs	554,516	566,680
Goodwill	204,952	205,529
Intangible assets, net (1)	90,869	90,987
Other assets (1)	69,999	66,448
Total assets held for sale	$6,694,672	$6,579,956

Liabilities:
Debt, net	$351,864	$339,906
Unearned premiums	1,900,601	1,932,684
Policy liabilities and unpaid claims	2,102,676	1,999,788
Deferred revenue	623,880	646,524
Reinsurance payable	556,725	485,532
Deferred tax liabilities, net	125,298	125,918
Other liabilities and accrued expenses	200,669	232,879
Total liabilities held for sale	$5,861,713	$5,763,231
(1)
In accordance with ASC 360, Property, Plant, and Equipment, the Company ceased recording depreciation and amortization on long-lived assets upon their classification as held for sale.

TIPTREE INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2026

(in thousands, except share data)

Reliance

The following table presents Reliance’s details of assets and liabilities held for sale in the consolidated balance sheets for the following periods:

	As of
	March 31, 2026	December 31, 2025
Assets:
Investments:
Loans, at fair value	$69,753	$58,014
Other investments	4,906	3,128
Total investments	74,659	61,142
Cash and cash equivalents	13,457	15,320
Restricted cash	1,718	662
Notes and accounts receivable, net	9,229	5,875
Other assets (1)	121,186	105,432
Total assets held for sale	$220,249	$188,431

Liabilities:
Debt, net	$69,401	$54,992
Deferred tax liabilities, net	10,278	9,837
Other liabilities and accrued expenses	92,889	77,512
Total liabilities held for sale	$172,568	$142,341
(1)
In accordance with ASC 360, Property, Plant and Equipment, the Company ceased recording depreciation and amortization on long-lived assets upon their classification as held for sale.

Discontinued Operations

Fortegra

The following table presents details of Fortegra’s revenues and expenses of discontinued operations in the condensed consolidated statements of operations for the following periods:

	Three Months Ended March 31,
	2026	2025
Revenues:
Earned premiums, net	$375,045	$363,437
Service and administrative fees	84,817	97,298
Ceding commissions	3,349	3,633
Net investment income	16,328	11,729
Net realized and unrealized gains (losses)	(8,561)	(3,419)
Other revenue	7,439	7,903
Total revenues	478,417	480,581

Expenses:
Policy and contract benefits	196,098	209,313
Commissions expense	145,613	151,600
Employee compensation and benefits	37,643	36,435
Interest expense (1)	9,638	10,059
Depreciation and amortization expenses (2)	—	4,450
Other expenses (2)	39,631	31,859
Total expenses	428,623	443,716
Income (loss) before taxes	49,794	36,865
Less: provision (benefit) for income taxes (3)	20,552	14,058
Net income (loss) from discontinued operations	29,242	22,807
Less: net income (loss) attributable to non-controlling interests	8,730	7,333
Net income (loss) from discontinued operations after non-controlling interests	$20,512	$15,474

TIPTREE INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2026

(in thousands, except share data)

(1)
Due to a loan covenant on the Tiptree Holdings debt, repayment is required from the proceeds of the Sale. In accordance with ASC 205-20, Presentation of Financial Statements, expenses related to this debt have been classified within discontinued operations, for the three months ended March 31, 2026 and 2025 amounted to approximately $1,916 and $1,173, respectively. See Note (5) Debt, net for further details.
(2)
In accordance with ASC 360, Property, Plant and Equipment, the Company ceased recording depreciation and amortization on long-lived assets upon their classification as held for sale.
(3)
For the three months ended March 31, 2026 and 2025 deferred tax expense of $6,873 and $4,723, respectively, was associated with the book-to-tax basis difference in Tiptree’s investment in Fortegra. While the liability is a parent-level tax attribute, the expense relating to it is classified within discontinued operations in accordance with ASC 740-10-45-20, Income Taxes.

The following table represents a summary of cash flows related to discontinued operations included in the condensed consolidated statements of cash flows for the following periods:

	Three Months Ended March 31,
	2026	2025
Net cash provided by (used in):
Operating activities	$5,385	$(11,034)
Investing activities	(38,634)	(5,775)
Financing Activities	9,564	(13,471)
Effect of exchange rate changes on cash	182	1,787
Net cash flows provided by (used in) discontinued operations	$(23,503)	$(28,493)

Reliance

The following table presents details of Reliance’s revenues and expenses of discontinued operations in the condensed consolidated statements of operations for the following periods:

	Three Months Ended March 31,
	2026	2025
Revenues:
Net realized and unrealized gains (losses)	$10,282	$9,510
Other revenue	5,622	5,669
Total revenues	15,904	15,179

Expenses:
Employee compensation and benefits	9,218	9,316
Interest expense	292	302
Depreciation and amortization expenses (1)	—	74
Impairment expense (2)	(661)	—
Other expenses (1)	5,180	5,697
Total expenses	14,029	15,389
Income (loss) before taxes	1,875	(210)
Less: provision (benefit) for income taxes (3)	1,002	(72)
Net income (loss) from discontinued operations	$873	$(138)
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
(3)
For the three months ended March 31, 2026 and 2025 deferred tax expense of $719 and $0, respectively, was associated with the book-to-tax basis difference in Tiptree’s investment in Reliance. While the liability is a parent-level tax attribute, the expense relating to it is classified within discontinued operations in accordance with ASC 740-10-45-20, Income Taxes.

The following table represents a summary of cash flows related to discontinued operations included in the condensed consolidated statements of cash flows for the following periods:

	Three Months Ended March 31,
	2026	2025
Net cash provided by (used in):
Operating activities	$(15,206)	$(10,008)
Investing activities	(4)	(437)
Financing Activities	14,402	7,660
Net cash flows provided by (used in) discontinued operations	$(808)	$(2,785)

TIPTREE INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2026

(in thousands, except share data)

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

The following table presents the Company’s marketable securities, measured at fair value as of the following periods:

	As of March 31, 2026
	Quoted	Other
	prices	significant	Significant
	in active	observable	unobservable
	markets	inputs	inputs
	Level 1	Level 2	Level 3	Fair value
Assets:
Available for sale securities, at fair value:
Certificates of deposit	$581	$—	$—	$581
Total Available for sale securities, at fair value	581	—	—	581

Total marketable securities	$581	$—	$—	$581

TIPTREE INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2026

(in thousands, except share data)

	As of December 31, 2025
	Quoted	Other
	prices	significant	Significant
	in active	observable	unobservable
	markets	inputs	inputs
	Level 1	Level 2	Level 3	Fair value
Assets:
Available for sale securities, at fair value:
U.S. Treasury securities	$—	$16,491	$—	$16,491
Certificates of deposit	581	—	—	581
Total Available for sale securities, at fair value	581	16,491	—	17,072

Equity securities, at fair value	4,629	—	—	4,629
Total marketable securities	$5,210	$16,491	$—	$21,701

Available for Sale Securities, at fair value

The following tables present the Company’s investments in AFS securities:

	As of March 31, 2026
	Amortized	Allowance for	Net carrying	Gross	Gross
	Cost	credit losses (1)	amount	unrealized gains	unrealized losses	Fair value
Certificates of deposit	$581	$—	$581	$—	$—	$581
Total	$581	$—	$581	$—	$—	$581

	As of December 31, 2025
	Amortized	Allowance for	Net carrying	Gross	Gross
	Cost	credit losses (1)	amount	unrealized gains	unrealized losses	Fair value
U.S. Treasury securities	$16,158	$—	$16,158	$333	$—	$16,491
Certificates of deposit	581	—	581	—	—	581
Total	$16,739	$—	$16,739	$333	$—	$17,072
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

	As of
	March 31, 2026		December 31, 2025
	Amortized cost	Fair value	Amortized cost	Fair value
Due in one year or less	$581	$581	$16,739	$17,072

TIPTREE INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2026

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

	Three Months Ended March 31,
	2026	2025
Net realized gains (losses)
Net realized gains (losses) on equity securities	$(3,095)	$—
Total net realized gains (losses)	$(3,095)	$—

Net unrealized gains (losses)
Net unrealized gains (losses) on equity securities held at period end	$—	$288
Reclass of unrealized (gains) losses from prior periods for equity securities sold	2,834	—
Other	—	452
Total net unrealized gains (losses)	2,834	740
Total net realized and unrealized gains (losses)	$(261)	$740

(5) Debt, net

Tiptree Credit Agreement

Tiptree Holdings, a subsidiary of Tiptree Inc., entered into a $75,000 senior secured credit facility due February 7, 2028. Interest is paid monthly, at an interest rate of SOFR plus 5.25%, with quarterly principal payments at an amount equal to 0.25% of the aggregate original principal. A covenant of the credit agreement requires full repayment from the proceeds of the sale of Fortegra. In accordance with ASC 205-20, Presentation of Financial Statements, the interest expense incurred and amortization of any discounts, premiums, and debt issuance costs associated with the debt was reported in discontinued operations. For the three months ended March 31, 2026 and 2025, the amount of interest expense included in discontinued operations related to Tiptree Holdings debt was $1,916 and $1,173, respectively. All other outstanding debt previously associated with the discontinued businesses will be assumed by the acquiring party as part of the sale.

As of March 31, 2026, the Company was in compliance with the representations and covenants for outstanding borrowings or has obtained waivers for any events of non-compliance.

(6) Other Current Liabilities

The following table presents the components of other current liabilities as reported in the consolidated balance sheets:

	As of
	March 31, 2026	December 31, 2025
Accrued compensation and benefits	$16,697	$19,120
Other	3,251	1,844
Total other current liabilities	$19,948	$20,964

(7) Lease Obligations

Operating Leases

The following table presents rent expense for the Company’s office leases recorded in other expenses on the condensed consolidated statements of operations for the following periods:

	Three Months Ended March 31,
	2026	2025
Rent expense for office leases	$464	$494

The Company entered into a sublease of its former corporate office space in December 2022. As a result of the sublease, future lease payments will be offset by $1,842 annually from July 2023 through August 2029.

TIPTREE INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2026

(in thousands, except share data)

(8) Stockholders' Equity

Stock Repurchases

During the three months ended March 31, 2026, 310,033 shares were repurchased at a weighted average price per share of $16.13. At the April 28, 2026 meeting of the Board of Directors, the Board reviewed the remaining repurchase authorization and authorized the Company to make repurchases of up to $20,000 of shares of the Company's outstanding common stock in the aggregate, at the discretion of the Company’s Executive Committee.

Dividends

The Company declared cash dividends per share for the following periods presented below:

	Dividends per share for the
	Three Months Ended March 31,
	2026	2025
First quarter	$0.06	$0.06
Total cash dividends declared	$0.06	$0.06

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

In March and April 2024, Tiptree, Warburg and Fortegra independent directors contributed $30,044, $9,889 and $67, respectively, to Fortegra in exchange for Fortegra Common Stock. As of March 31, 2026, Fortegra was owned approximately 78.7% by Tiptree Holdings, 17.6% by Warburg and 3.7% by management and directors of Fortegra before giving effect to the exercise of outstanding warrants and management options and the conversion of outstanding preferred stock.

Fortegra Preferred Stock

The face amount of the Fortegra Preferred Stock is $80,000. Dividends are cumulative and accrue at a rate of 8% per annum, compounding quarterly. Any quarterly dividend may be paid in cash, at Fortegra’s option. For the three months ended March 31, 2026 and 2025, cash dividends declared were $1,578 and $1,578, respectively.

Warburg has the option to convert, at any time, its shares of Fortegra Preferred Stock into shares of Fortegra Common Stock at an initial conversion premium of 33% to Warburg’s initial investment valuation (the “Fortegra Preferred Stock Conversion Price”). The Fortegra Preferred Stock Conversion Price is adjusted for any Fortegra Common Stock splits, dividends, extraordinary dividends and similar transactions. All of the Fortegra Preferred Stock will automatically convert into shares of Fortegra Common Stock at the Fortegra Preferred Stock Conversion Price upon the closing of a qualifying initial public offering, subject to a five-year make-whole provision. Upon conversion, the Fortegra Preferred Stock would result in Warburg owning an additional 6.3% interest in Fortegra, for a total as converted ownership of 24.0% (including its ownership of Fortegra Common Stock).

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

Fortegra Additional Warrants

The Fortegra Additional Warrants issued to both Warburg and Tiptree have a seven-year term and an exercise price of $0.01 per share of Fortegra Common Stock. The Fortegra Additional Warrants issued to Warburg will be forfeited based on Warburg achieving an all-in return on its investment in excess of 23%, as measured primarily by Fortegra’s Common Stock price. The Fortegra Additional Warrants issued to Warburg are classified as liabilities, at fair value. The Fortegra Additional Warrants issued to Tiptree will vest based on Warburg achieving an all-in return on its investment in excess of 30%, as measured primarily by Fortegra’s Common Stock price. The number of shares of Fortegra Common Stock issuable to Warburg or Tiptree with respect to the Fortegra Additional Warrants is

TIPTREE INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2026

(in thousands, except share data)

subject to adjustment for Fortegra Common Stock splits, stock or cash dividends and similar transactions. The Fortegra Additional Warrants are exercisable from the earlier of (i) a transaction that results in Warburg having sold 50% of its Fortegra Common Stock or (ii) the fifth anniversary of the closing date. The maximum number of shares issued to Warburg or Tiptree, if exercised with cash, would be an additional 1.7% interest in Fortegra on an as converted basis (including its ownership of Fortegra Common and Preferred Stock). As of March 31, 2026, and included as a liability held for sale, the estimated fair value of the Fortegra Additional Warrants (WP) was $36,505 based on the expected Sale proceeds and estimated closing date in 2026.

The following table presents the components of non-controlling interests as reported in the consolidated balance sheets:

	As of
	March 31, 2026	December 31, 2025
Fortegra preferred interests	$77,679	$77,679
Fortegra common interests	168,538	166,169
Total non-controlling interests	$246,217	$243,848

(9) Accumulated Other Comprehensive Income (Loss)

The following table presents the activity of AFS securities in AOCI, net of tax, for the following periods:

	Unrealized gains (losses) on available for sale securities	Foreign currency translation adjustment	Total AOCI	Amount attributable to non-controlling interests	Total AOCI to Tiptree Inc.
Balance at December 31, 2024	$(32,266)	$(2,529)	$(34,795)	$7,045	$(27,750)
Other comprehensive income (losses) before reclassifications	4,816	5,910	10,726	(3,011)	7,715
Amounts reclassified from AOCI	478	—	478	—	478
OCI	5,294	5,910	11,204	(3,011)	8,193
Balance at March 31, 2025	$(26,972)	$3,381	$(23,591)	$4,034	$(19,557)

Balance at December 31, 2025	$(13,242)	$5,918	$(7,324)	$(172)	$(7,496)
Other comprehensive income (losses) before reclassifications	(10,191)	(6,746)	(16,937)	4,617	(12,320)
Amounts reclassified from AOCI	89	—	89	—	89
OCI	(10,102)	(6,746)	(16,848)	4,617	(12,231)
Balance at March 31, 2026	$(23,344)	$(828)	$(24,172)	$4,445	$(19,727)

The following table presents the reclassification adjustments out of AOCI included in net income and the impacted line items on the consolidated statement of operations for the following periods:

	Three Months Ended March 31,		Affected line item in consolidated statements
Components of AOCI	2026	2025	of operations
Unrealized gains (losses) on available for sale securities	$(120)	$(621)	Net realized and unrealized gains (losses)
Related tax (expense) benefit	31	143	Provision for income tax
Net of tax	$(89)	$(478)

(10) Stock Based Compensation

Tiptree Equity Plans

The table below summarizes changes to the issuances under the Company’s 2017 Omnibus Incentive Equity Plan for the periods indicated, excluding awards granted under the Company’s subsidiary incentive plans.

2017 Equity Plan	Number of shares
Available for issuance as of December 31, 2025	460,942
RSU, stock and option awards granted	(51,655)
Forfeited	4,447
Available for issuance as of March 31, 2026	413,734

TIPTREE INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2026

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

The following table presents changes to the issuances of RSUs under the 2017 Omnibus Incentive Equity Plan for the periods indicated:

	Number of shares issuable	Weighted average grant date fair value
Unvested units as of December 31, 2025	218,018	$18.64
Granted	51,655	16.69
Vested	(81,026)	16.76
Unvested units as of March 31, 2026 (1)	188,647	$18.92
(1)
Includes 70,866, 87,463 and 30,318 shares that vest in 2027, 2028 and 2029, respectively.

The following tables present the detail of the granted and vested RSUs and stock awards for the periods indicated:

	Three Months Ended March 31,			Three Months Ended March 31,
Granted	2026	2025	Vested	2026	2025
Directors	4,096	3,331	Directors	4,096	3,331
Employees	47,559	282,813	Employees	76,930	352,479
Total Granted	51,655	286,144	Total Vested	81,026	355,810
			Taxes	(29,445)	(117,765)
			Net Vested	51,581	238,045

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

As of March 31, 2026, 4,520,833 PRSUs were unvested. The below table illustrates the aggregate number of PRSUs that will vest upon the achievement of each Tiptree share price target. Such price targets are adjusted down for cumulative dividends paid by the Company since grant (e.g., the next share price target is $28.77 as adjusted for cumulative dividends paid to date).

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

TIPTREE INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2026

(in thousands, except share data)

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

Stock Option Awards

Between 2016 and 2020, option awards were granted to the Executive Committee with an exercise price equal to the fair market value of our common stock on the date of grant. The option awards have a 10-year term and are subject to the recipient’s continuous service, a market requirement, and vest one third on each of the three, four, and five-year anniversaries of the grant date. As of March 31, 2026, the market requirement for all outstanding options has been achieved. There were no stock option awards granted from 2021 to March 31, 2026.

The following table presents the Company’s stock option activity for the current period:

	Options outstanding	Weighted average exercise price (in dollars per stock option)	Weighted average grant date value (in dollars per stock option)	Options exercisable
Balance, December 31, 2025	907,237	$6.62	$1.82	907,237
Balance, March 31, 2026	901,786	$6.62	$1.20	901,786
Weighted average remaining contractual term at March 31, 2026 (in years)	3.1

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

Stock Based Compensation Expense

The following table presents total stock based compensation expense and the related income tax benefit recognized on the condensed consolidated statements of operations:

	Three Months Ended March 31,
	2026	2025
Employee compensation and benefits	$1,408	$6,805
Director compensation	48	69
Income tax benefit	(42)	(97)
Net stock based compensation expense	$1,414	$6,777

Additional information on total non-vested stock based compensation is as follows:

	As of March 31, 2026
	Restricted stock awards and RSUs	Performance Restricted Stock Units
Unrecognized compensation cost related to non-vested awards	$1,382	$5,128
Weighted - average recognition period (in years)	1.1	0.8

TIPTREE INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2026

(in thousands, except share data)

(11) Income Taxes

The following table presents the Company’s provision (benefit) for income taxes reflected as a component of income (loss):

	Three Months Ended March 31,
	2026		2025
Total income tax expense (benefit)	$(1,153)		$(1,605)
Effective tax rate (ETR)	13.9%	(1)	14.2%	(1)
(1)
Lower than the U.S. federal statutory income tax rate of 21% primarily due to the impact of nondeductible expenses.

Tiptree signed agreements to sell its insurance and mortgage subsidiaries and recorded deferred taxes on the outside basis on those investments which represents the tax that would be due, before consideration of loss carryforwards, when Tiptree sells its shares in these subsidiaries at their carrying values on Tiptree’s balance sheet. As of March 31, 2026, the deferred tax liability relating to these investments, which remains on Tiptree’s balance since it is a parent-level tax attribute, was $122.0 million, an increase of $4.1 million from the year ended December 31, 2025, of which $3.5 million of benefit was recorded in OCI, and $7.6 million of expense was recorded as a provision for income taxes in discontinued operations.

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

The following table presents a reconciliation of basic and diluted net income per common share for the following periods:

	Three Months Ended March 31,
	2026	2025
Net income (loss) from continuing operations attributable to Tiptree Inc. common shares - basic	$(7,139)	$(9,701)
Net income (loss) from discontinued operations attributable to Tiptree Inc. common shares - basic	21,385	15,336
Net income (loss) attributable to Tiptree Inc. common shares - basic	$14,246	$5,635

Effect of Dilutive Securities:
Net income (loss) from discontinued operations attributable to Tiptree Inc. common shares - basic	$21,385	$15,336
Securities of subsidiaries	(1,476)	(623)
Net income (loss) from discontinued operations attributable to Tiptree Inc. common shares - diluted	19,909	14,713
Net income (loss) attributable to Tiptree Inc. common shares - diluted	$12,770	$5,012

Weighted average number of shares of common stock outstanding - basic	37,789,444	37,348,219
Weighted average number of shares of common stock outstanding - diluted	37,789,444	37,348,219

Basic:
Net income (loss) from continuing operations	$(0.19)	$(0.26)
Net income (loss) from discontinued operations	0.57	0.41
Basic Net income (loss) attributable to Tiptree Inc. common shares	$0.38	$0.15

Diluted:
Net income (loss) from continuing operations	$(0.19)	$(0.26)
Net income (loss) from discontinued operations	0.53	0.39
Diluted Net income (loss) attributable to Tiptree Inc. common shares	$0.34	$0.13

TIPTREE INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2026

(in thousands, except share data)

(13) Related Party Transactions

Tiptree Advisors is a related party of the Company because Tiptree Advisors is deemed to be controlled by Michael Barnes, the Company’s Chairman and Chief Executive Officer. Tiptree Advisors manages investment portfolio accounts of Fortegra and certain of its subsidiaries under an investment advisory agreement (the IAA). The Company is invested in funds managed by Tiptree Advisors. The Company incurred $2,060 and $1,946 of management and incentive fees for the three months ended March 31, 2026 and 2025, respectively.

For the three months ended March 31, 2026, the Company’s percentage of profits interest in Tiptree Advisors was 52.0%.

Pursuant to the Transition Services Agreement, the Company and Tiptree Advisors have mutually agreed to provide certain services to one another. Payments under the Transition Services Agreement in the three months ended March 31, 2026 and 2025 were not material.

(14) Subsequent Events

On April 28, 2026, the Company’s board of directors declared a quarterly cash dividend of $0.06 per share to holders of common stock with a record date of May 18, 2026, and a payment date of May 26, 2026. At the same meeting, the Company’s board of directors authorized the Company to make repurchases of up to $20 million of shares of the Company's outstanding common stock in the aggregate.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations are presented in this section as follows:

•
Overview
•
Results of Operations
•
Non-GAAP Measures and Reconciliations
•
Liquidity and Capital Resources
•
Critical Accounting Policies and Estimates

OVERVIEW

On September 26, 2025, Tiptree entered into the Sale Agreement with Purchaser and Fortegra whereby Tiptree and Warburg will sell Fortegra to Purchaser for aggregate consideration of $1.65 billion in cash (subject to certain adjustments set forth in the Sale Agreement). As of March 31, 2026, Tiptree owns approximately 69.0% of Fortegra on a fully diluted basis. At the closing of the Sale, Purchaser will acquire complete common equity ownership of Fortegra and all of its subsidiaries. Due to the pending transaction, Fortegra is classified as held for sale and presented in discontinued operations on Tiptree’s financial statements at March 31, 2026. If the transaction had been completed as of March 31, 2026, Tiptree would have reflected the below:

As of
March 31, 2026
Consideration	$1,650,000
Less: transaction expenses	27,861
Net consideration	1,622,140
Tiptree diluted ownership of Fortegra	69.0%
Fair value of consideration received	1,118,472

Estimated gain on disposal	$409,808

On October 31, 2025, Tiptree entered into the Reliance Purchase Agreement with Reliance Buyer and Reliance whereby Tiptree will sell all of the issued and outstanding shares of common stock of Reliance to Reliance Buyer for aggregate consideration of 93.5% of Reliance’s tangible book value, or an estimated $50.0 million of gross proceeds as of March 31, 2026 (subject to certain adjustments set forth in the Reliance Purchase Agreement).

RESULTS OF OPERATIONS

The following is a summary of our consolidated financial results for the three months ended March 31, 2026 and 2025. In addition to GAAP results, management uses the Non-GAAP measure book value per share as measurement of operating performance. Management believes this measure provides supplemental information useful to investors as it is frequently used by the financial community to analyze financial performance and comparison among companies. The Company reclassified income and expenses attributable to Fortegra and Reliance to net income (loss) from discontinued operations for the three months ended March 31, 2026 and 2025. Assets and liabilities attributable to Fortegra and Reliance have been reclassified to assets held for sale and liabilities held for sale, respectively, as of March 31, 2026 and 2025.

Summary of Consolidated Results

	Three Months Ended March 31,
	2026	2025
Revenues:
Other revenue	$—	$390
Total revenues	—	390
Expenses:
Employee compensation and benefits	6,762	9,333
Depreciation and amortization	356	357
Other expenses	1,879	3,282
Total expenses	8,997	12,972
Operating income (loss) before taxes	(8,997)	(12,582)
Non operating income:
Net realized and unrealized gains (losses)	(261)	740
Other income	966	536
Income (loss) before taxes	(8,292)	(11,306)
Less: provision (benefit) for income taxes	(1,153)	(1,605)
Net income (loss) from continuing operations	(7,139)	(9,701)
Net income (loss) from discontinued operations (1)	21,385	15,336
Net income (loss) attributable to common stockholders	$14,246	$5,635

Net income (loss) per common share:
Basic earnings per share	$0.38	$0.15
Diluted earnings per share	$0.34	$0.13

Weighted average number of common shares:
Basic	37,789,444	37,348,219
Diluted	37,789,444	37,348,219

Dividends declared per common share	$0.06	$0.06

Non-GAAP: (2)
Book value per share	$13.42	$12.63
(1)
See Note (3) Dispositions, Assets Held for Sale & Discontinued Operations for further details.
(2)
See “—Non-GAAP Reconciliations” for a discussion of non-GAAP financial measures.

Revenues

We did not generate operating revenues from continuing operations during the three months ended March 31, 2026, compared to $0.4 million in the prior year, driven by lower other revenue. Interest income from the Company’s cash and cash equivalents was recorded in other income within non-operating income.

Expenses

Total expenses include employee compensation and benefits, public company expenses and other expenses. Employee compensation and benefits include the expense of management, legal, and accounting staff. Other expenses primarily consisted of audit and professional fees, insurance, office rent, expenses for the run-off of our shipping operations and other related expenses.

For the three months ended March 31, 2026, expenses were $9.0 million, which decreased $4.0 million, or 30.6%, compared to the prior year. For the three months ended March 31, 2026, employee compensation and benefits were $6.8 million, compared to $9.3 million for the prior year, driven by lower incentive compensation and payroll expense associated with the reduction in workforce. Employee compensation and benefits included incentive compensation expense accruals related to the performance of the Company’s continuing and discontinued operations. Of the incentive compensation expense in 2026, $1.5 million was stock-based compensation expense, compared to $2.3 million in 2025. Other expenses were $1.9 million, compared to $3.3 million in the prior year, driven by declines in professional fees.

Non Operating Income

For the three months ended March 31, 2026, net realized and unrealized losses were $0.3 million, as compared to the gains of $0.7 million in the prior year, driven by the change in fair value of certain equity and other investments carried at fair value. For the three months ended March 31, 2026, other income was $1.0 million, as compared to $0.5 million in the prior year.

Income before taxes

For the three months ended March 31, 2026, the Company reported a pre-tax loss of $8.3 million, as compared to a loss of $11.3 million in the prior year, with the period over period change primarily driven by lower operating expenses.

Net Income (Loss) from continuing operations

For the three months ended March 31, 2026, the Company reported a net loss from continuing operations of $7.1 million, compared to a net loss of $9.7 million in the prior year, with the period over period change primarily driven by lower operating expenses.

Net Income (Loss) from discontinued operations

For the three months ended March 31, 2026, the Company reported a net income from discontinued operations of $21.4 million, compared to net income of $15.3 million in the prior year, driven by higher Fortegra earnings.

Book Value per share - Non-GAAP

Total stockholders’ equity was $750.5 million as of March 31, 2026 compared to $683.5 million as of March 31, 2025, with the increase driven by comprehensive income over the past twelve months, partially offset by share repurchases, preferred dividends paid at Fortegra, and common dividends paid by Tiptree. In the three months ended March 31, 2026, Tiptree returned $2.3 million to common stockholders through dividends paid and $5.0 million through share repurchases.

Book value per share for the period ended March 31, 2026 was $13.42, a 6.2% increase from book value per share of $12.63 as of March 31, 2025, primarily driven by comprehensive income per share, partially offset by dividends paid of $0.06 per share, net changes in non-controlling interests and preferred dividends paid at Fortegra.

HELD FOR SALE AND DISCONTINUED OPERATIONS

During 2025, Tiptree entered into two sale transactions that have been classified as discontinued operations within its consolidated financial statements. See Note (3) Dispositions, Assets Held for Sale & Discontinued Operations for detailed financial information on each business sold.

Fortegra

On September 26, 2025, Tiptree entered into the Sale Agreement with Purchaser and Fortegra whereby Tiptree and Warburg will sell Fortegra to Purchaser for aggregate consideration of $1.65 billion in cash (subject to certain adjustments set forth in the Sale Agreement). As of March 31, 2026, Tiptree owns approximately 69.0% of Fortegra on a fully diluted basis. At the closing of the Sale, Purchaser will acquire complete common equity ownership of Fortegra and all of its subsidiaries. As a result of this agreement, and subsequent shareholder approval, Fortegra is now classified as held for sale and in discontinued operations on Tiptree’s financial statements as of March 31, 2026. The anticipated closing date, subject to customary regulatory approvals, is expected in mid-2026.

Total gross written premiums and premium equivalents for the three months ended March 31, 2026 were $761.1 million, compared to $753.2 million in 2025, an increase of 1.1% driven by growth in specialty E&S insurance lines. Net written premiums were $354.3 million for the three months ended March 31, 2026, compared to $357.7 million in 2025, a decrease of 0.9%. Tiptree reported net income of $20.5 million from Fortegra in discontinued operations for the three months ended March 31, 2026, compared to $15.5 million in 2025. Fortegra’s combined ratio for the three months ended March 31, 2026 was 87.0%, compared to 89.9% in 2025, down 2.9 percentage points, reflecting the consistent underwriting performance and scalability of Fortegra’s operations.

The total gross written premiums and premium equivalents of $761.1 million and $753.2 million for the three months ended March 31, 2026 and 2025, respectively, were comprised of gross written premiums of $643.0 million and $538.7 million, plus assumed premiums of $66.7 million and $127.9 million, plus gross service and administrative fee additions of $51.4 million and $86.6 million, respectively.

Reliance

On October 31, 2025, Tiptree entered into the Reliance Purchase Agreement with Reliance Buyer and Reliance whereby Tiptree will sell Reliance to Reliance Buyer for aggregate consideration of 93.5% of Reliance’s tangible book value, or an estimated $50 million of gross proceeds as of March 31, 2026 (subject to certain adjustments set forth in the Reliance Purchase Agreement). As a result of this agreement, Reliance is now classified as held for sale and in discontinued operations on Tiptree’s financial statements as of March 31, 2026. The anticipated closing date, subject to customary regulatory approvals, is expected in the first half of 2026.

The revenues were $15.9 million for the three months ended March 31, 2026, compared to $15.2 million in 2025, an increase of 4.8%. Tiptree reported a net income of $0.9 million from Reliance in discontinued operations for the three months ended March 31, 2026, compared to a net loss of $0.1 million in 2025, driven by higher impairment expense.

Provision for Income Taxes

The income tax benefit from continuing operations of $1.2 million and $1.6 million for the three months ended March 31, 2026 and 2025, respectively, was reflected as components of net income (loss) from continuing operations. For the three months ended March 31, 2026 and 2025, the Company’s effective tax rate related to pre-tax income from continuing operations was equal to 13.9% and 14.2%, respectively, with both lower than the U.S. statutory income tax rate of 21.0%, primarily due to the impacts of nontaxable and nondeductible items.

Tiptree signed agreements to sell its insurance and mortgage subsidiaries and recorded deferred taxes on the outside basis on those investments which represents the tax that would be due, before consideration of loss carryforwards, when Tiptree sells its shares in these subsidiaries at their carrying values on Tiptree’s balance sheet. As of March 31, 2026, the deferred tax liability relating to these investments, which remains on Tiptree’s balance since it is a parent-level tax attribute, was $122.0 million, an increase of $4.1 million from the year ended December 31, 2025, of which $3.5 million of benefit was recorded in OCI, and $7.6 million of expense was recorded as a provision for income taxes in discontinued operations. As of March 31, 2025, the deferred tax liability relating to these investments was $91.8 million, an increase of $7.1 million from the year ended December 31, 2024, of which $2.3 million of expense was recorded in OCI, and $4.7 million of expense was recorded as a provision for income taxes in discontinued operations.

Balance Sheet Information

Tiptree’s total assets were $7.0 billion as of March 31, 2026, compared to $6.8 billion as of December 31, 2025. Tiptree's assets from continuing operations were $52.7 million and $71.7 million as of March 31, 2026 and December 31, 2025, respectively, a decrease of $18.9 million, driven by sales of marketable securities. Assets held for sale were $6.9 billion and $6.8 billion as of March 31, 2026 and December 31, 2025, respectively, an increase of $146.5 million, primarily driven by growth in Fortegra.

As of March 31, 2026, Tiptree had approximately $146.1 million in gross capital and operating loss carryforwards, primarily driven by the sale of 14.05 million shares of Invesque in 2024 for $0.5 million of proceeds.

Total stockholders’ equity was $750.5 million as of March 31, 2026, compared to $752.4 million as of December 31, 2025, with the decrease primarily driven by comprehensive income for the three months ended March 31, 2026, offset by Fortegra preferred dividends, Tiptree common dividends and share repurchases. As of March 31, 2026, there were 37,567,024 shares of common stock outstanding as compared to 37,824,472 shares as of December 31, 2025, with the decrease driven by share repurchases.

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

($ in thousands, except per share information)	As of March 31,
	2026	2025
Total stockholders’ equity	$750,496	$683,462
Less: Non-controlling interests	246,217	209,743
Total stockholders’ equity, net of non-controlling interests	$504,279	$473,719

Total common shares outstanding	37,567	37,494

Book value per share	$13.42	$12.63

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

As of March 31, 2026, cash and cash equivalents were $33.4 million, compared to $30.8 million as of December 31, 2025, an increase of $2.6 million. In addition, the Company held marketable securities of $0.6 million as of March 31, 2026, compared to $21.7 million in December 31, 2025, with the decrease driven by the sale of equities and U.S. Treasury securities.

We believe that cash and cash equivalents, marketable securities, cash flow from operations and the proceeds of the Sale and Purchase Agreement will provide sufficient capital to continue to grow the business and pay down the outstanding debt, capital expenditures and other general corporate needs over the next several years. As we continue to expand our business, including by any acquisitions we may make in the future, additional working capital for increased costs could be required.

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

Consolidated Comparison of Cash Flows

The following table summarizes cash flows from continuing operations.

($ in thousands)	Three Months Ended March 31,
	2026	2025
Cash and cash equivalents provided by (used in):
Operating activities	$(8,343)	$(12,279)
Investing activities	20,869	(11,860)
Financing activities	(7,999)	67,111
Change in cash, cash equivalents and restricted cash	$4,527	$42,972

Refer to the Consolidated Statement of Cash Flow and Note (3) Dispositions, Assets Held for Sale & Discontinued Operations for additional details on cash flows related to discontinued operations.

Operating Activities from Continuing Operations

Cash used in operating activities for continuing operations the three months ended March 31, 2026 and 2025 was $8.3 million and $12.3 million, respectively. This reflects the use of funds to support centralized management and ongoing corporate-level operating requirements.

Investing Activities from Continuing Operations

Investing activities from continuing operations the three months ended March 31, 2026, generated net cash of $20.9, primarily due to proceeds from sales and maturities of investments exceeding purchased of investments. For the three months ended March 31, 2025 cash used in investing activities was $11.9 million driven by purchases of investments outpacing the proceeds from sales and maturities of investments.

Financing Activities from Continuing Operations

Cash used in financing activities was $8.0 million for the three months ended March 31, 2026, primarily attributable to the repurchases of common stock, and payment of common dividends. Cash provided by financing activities was $67.1 million for the three months ended March 31, 2025, primarily attributable to proceeds from issuance of debt at the holding company, partially offset by the payment of dividends, cash paid in connection with vested or exercised stock awards, and payment of debt issuance costs.

Cash Flows from Discontinued Operations

Cash flows pertaining to discontinued operations are reported separately on the Condensed Consolidated Statements of Cash Flows.

Cash used in operating activities was $9.8 million, compared to cash used in operating activities of $21.0 million for the three months ended March 31, 2026 and 2025, respectively. The cash used in investing activities was $38.6 million, compared to cash used in investing activities of $6.2 million for the three months ended March 31, 2026 and 2025, respectively. The cash provided by financing activities was $24.0 million, for the three months ended March 31, 2026. The cash used in financing activities was $5.8 million for the three months ended March 31, 2025.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of our financial statements, which are in accordance with U.S. GAAP, requires management to make estimates and assumptions that affect the amounts reported in our financial statements and accompanying notes. Actual results could differ materially from those estimates. There have been no material changes to the critical accounting policies and estimates as discussed in Part II, Item 7A in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025.

Recently Adopted and Issued Accounting Standards

For a discussion of recently issued accounting standards, see Note (2) Summary of Significant Accounting Policies, in the accompanying consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 described our Quantitative and Qualitative Disclosures About Market Risk. There were no material changes to the assumptions or risks during the three months ended March 31, 2026.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. The Company’s disclosure controls and procedures are designed to provide reasonable assurance that material information is recorded, processed, summarized and reported accurately and on a timely basis. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective.

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

Item 1A. Risk Factors

For information regarding factors that could affect our Company, results of operations and financial condition, see the risk factors discussed under Part I, Item 1A in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025. There have been no material changes in those risk factors.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Share repurchase activity for three months ended March 31, 2026 was as follows:

Period	Purchaser	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value ($ in thousands) of Shares That May Yet Be Purchased Under the Plans or Programs (1)
January 1, 2026 to January 31, 2026	Tiptree Inc.	—	$—	—
February 1, 2026 to February 28, 2026	Tiptree Inc.	—	$—	—
March 1, 2026 to March 31, 2026	Tiptree Inc.	310,033	$16.13	310,033	6,933
	Total	310,033	16.13	310,033	6,933
(1)
On November 2, 2020, the Board of Directors of Tiptree authorized Tiptree’s Executive Committee to repurchase up to $20 million of its outstanding common stock in the aggregate from time to time.

Item 3. Defaults Upon Senior Securities

Not Applicable.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

On March 11, 2026, Michael Barnes, the Company’s Chairman and Chief Executive Officer, adopted a trading plan intended to satisfy the affirmative defense conditions of Rule 10b5‑1(c) under the Securities Exchange Act of 1934. The trading plan permits the purchase of up to an aggregate of $2,000,000 of shares of the Company’s common stock, subject to the terms and conditions of the plan and applicable securities laws. The trading plan will terminate on March 10, 2027, subject to early termination for certain specified events set forth in the plan.

Under the terms of the trading plan, the first purchase of shares may occur on or after June 10, 2026. Any transactions executed pursuant to the trading plan will be disclosed in accordance with applicable securities laws, including Section 16 of the Exchange Act.

Item 6. Exhibits, Financial Statement Schedules

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Tiptree Inc. has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Tiptree Inc.

Date:	April 30, 2026	By:/s/ Michael Barnes
Michael Barnes
Chairman and Chief Executive Officer

Date:	April 30, 2026	By:/s/ Scott McKinney
Scott McKinney
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification of Chairman and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification of Chairman and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
104	Cover Page Interactive Data File (embedded within the iXBRL document and included in Exhibit 101).

* Attached as Exhibit 101 to this Quarterly Report on Form 10-Q are the following materials, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets as of March 31, 2026 and December 31, 2025, (ii) the Condensed Consolidated Statements of Operations for the three months ended March 31, 2026 and 2025, (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss) for the three months ended March 31, 2026 and 2025, (iv) the Condensed Consolidated Statements of Changes in Stockholders’ Equity for the periods ended March 31, 2026 and 2025, (v) the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2026 and 2025 and (vi) the Notes to the Condensed Consolidated Financial Statements.