Form 10-Q
period 2026-06-30
TIPTREE INC.
filed 2026-07-29
CIK 1393726

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2026

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

Large Accelerated filer	☐	Accelerated filer	☒
Non-Accelerated filer	☐	Smaller reporting company	☒
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐ No ☒

As of July 24, 2026, there were 37,239,692 shares, par value $0.001, of the registrant’s common stock outstanding.

Tiptree Inc.

Quarterly Report on Form 10-Q

June 30, 2026

PART I. FINANCIAL INFORMATION

Forward-Looking Statements

Except for the historical information included and incorporated by reference in this Quarterly Report on Form 10-Q, the information included and incorporated by reference herein are “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Forward-looking statements provide our current expectations or forecasts of future events and are not statements of historical fact. These forward-looking statements include information about possible or assumed future events, discussion and analysis of our future financial condition, results of operations and our strategic plans and objectives. When we use words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “seek,” “may,” “might,” “plan,” “project,” “should,” “target,” “will,” or similar expressions, we intend to identify forward-looking statements.

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

Market and Industry Data

Certain market data and industry data included in this Quarterly Report on Form 10-Q were obtained from reports of governmental agencies and industry publications and surveys. The Company believes the data from third-party sources to be reliable based upon management’s knowledge of the industry, but have not independently verified such data and as such, make no guarantees as to its accuracy, completeness or timeliness.

Note to Reader

In reading this Quarterly Report on Form 10-Q, references to:

“Common Stock” or “Common Shares” means Tiptree’s common stock $0.001 par value per share.

“Exchange Act” means the Securities Exchange Act of 1934, as amended.

“Fortegra” or “The Fortegra Group” means The Fortegra Group, LLC and its subsidiaries prior to June 21, 2022, and The Fortegra Group, Inc. on or after June 21, 2022.

“GAAP” means U.S. generally accepted accounting principles.

“NCI” means non-controlling interests.

“Reliance” means Reliance First Capital, LLC.

“Reliance Buyer” means Carrington Mortgage Services, LLC.

“Reliance Purchase Agreement” means the Purchase Agreement entered into on October 31, 2025, by and among Carrington Holding Company, LLC (“Former Buyer”), Tiptree, Reliance and Reliance Holdings, as amended by Amendment No. 1 to Reliance Purchase Agreement, dated as of December 5, 2025, replacing Former Buyer with Reliance Buyer.

“Reliance Sellers” mean Tiptree and Reliance Holdings.

“Sale” means the series of transactions pursuant to the Sale Agreement whereby Purchaser acquired Fortegra for a purchase price of $1.65 billion in cash (subject to certain adjustments set forth in the Sale Agreement) and Merger Sub merged with and into Fortegra, with Fortegra being the surviving corporation, and as a result of which Purchaser was the sole stockholder of Fortegra.

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

TIPTREE INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets (Unaudited)

(in thousands, except share data)

	As of
	June 30, 2026	December 31, 2025
Assets:
Current assets:
Cash and cash equivalents	$946,933	$30,784
Marketable securities	158,233	21,701
Other current assets	8,099	2,361
Total current assets	1,113,265	54,846
Right of use asset	7,389	8,301
Property, plant and equipment, net	5,544	6,262
Deferred tax assets	6,630	—
Other assets	1,289	2,269
Assets held for sale (1)	—	6,768,387
Total assets	$1,134,117	$6,840,065
Liabilities and Stockholders’ Equity
Liabilities:
Current liabilities:
Short-term debt, net	$—	$8,138
Current tax payable	204,760	—
Other current liabilities	14,607	20,964
Total current liabilities	219,367	29,102
Long-term debt, net	—	63,948
Long-term lease obligations	7,627	8,654
Deferred tax liabilities	—	80,390
Liabilities held for sale (1)	—	5,905,572
Total liabilities	$226,994	$6,087,666
Stockholders’ Equity:
Preferred stock: $0.001 par value, 100,000,000 shares authorized, none issued or outstanding	$—	$—
Common stock: $0.001 par value, 200,000,000 shares authorized, 37,266,005 and 37,824,472 shares issued and outstanding, respectively	37	38
Additional paid-in capital	386,557	394,435
Accumulated other comprehensive income (loss), net of tax	5	(7,496)
Retained earnings	520,524	121,574
Total Tiptree Inc. stockholders’ equity	907,123	508,551
Non-controlling interests:
Fortegra preferred interests	—	77,679
Common interests	—	166,169
Total non-controlling interests	—	243,848
Total stockholders’ equity	907,123	752,399
Total liabilities and stockholders’ equity	$1,134,117	$6,840,065
(1)
See Note (3) Dispositions & Discontinued Operations for further details.

See accompanying notes to condensed consolidated financial statements.

TIPTREE INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations (Unaudited)

(in thousands, except share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenues:
Other revenue	$—	$92	$—	$482
Total revenues	—	92	—	482
Expenses:
Employee compensation and benefits	6,502	6,985	13,264	16,318
Depreciation and amortization	362	361	718	718
Other expenses	2,187	4,616	4,066	7,898
Total expenses	9,051	11,962	18,048	24,934
Operating income (loss) before taxes	(9,051)	(11,870)	(18,048)	(24,452)
Non operating income:
Net realized and unrealized gains (losses)	—	(1,454)	(261)	(714)
Other income	3,917	865	4,883	1,401
Income (loss) before taxes	(5,134)	(12,459)	(13,426)	(23,765)
Less: provision (benefit) for income taxes	1,315	(2,014)	162	(3,619)
Net income (loss) from continuing operations	(6,449)	(10,445)	(13,588)	(20,146)
Discontinued operations:
Income (loss) from discontinued operations (1)	395,682	29,405	417,067	44,741
Net income (loss) attributable to common stockholders	$389,233	$18,960	$403,479	$24,595

Net income (loss) from continuing operations per common share:
Basic earnings per share	$(0.17)	$(0.28)	$(0.36)	$(0.54)
Diluted earnings per share	$(0.17)	$(0.28)	$(0.36)	$(0.54)

Net income (loss) from discontinued operations per common share:
Basic earnings per share	$10.55	$0.78	$11.08	$1.20
Diluted earnings per share	$10.47	$0.67	$11.00	$1.09

Net income (loss) per common share:
Basic earnings per share	$10.38	$0.50	$10.72	$0.66
Diluted earnings per share	$10.30	$0.39	$10.64	$0.55

Weighted average number of common shares:
Basic	37,501,135	37,496,875	37,644,493	37,422,957
Diluted	37,501,135	37,496,875	37,644,493	37,422,957

Dividends declared per common share	$0.06	$0.06	$0.12	$0.12
(1)
See Note (3) Dispositions & Discontinued Operations for further details.

See accompanying notes to condensed consolidated financial statements.

TIPTREE INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net income (loss) attributable to common stockholders	$389,233	$18,960	$403,479	$24,595
Other comprehensive income (loss), net of tax:
Change in unrealized gains (losses) on available for sale securities	26,111	5,135	7,773	15,054
Change in unrealized currency translation adjustments	828	9,163	(5,918)	15,073
Related (provision) benefit for income taxes	(2,762)	(3,445)	5,474	(8,070)
Other comprehensive income (loss), net of tax	24,177	10,853	7,329	22,057
Comprehensive income (loss)	413,410	29,813	410,808	46,652
Less: comprehensive income (loss) attributable to non-controlling interests	4,445	2,919	(172)	5,930
Comprehensive income (loss) attributable to common stockholders	$408,965	$26,894	$410,980	$40,722

See accompanying notes to condensed consolidated financial statements.

TIPTREE INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

(in thousands, except share data)

	Common stock						Non-controlling interests
	Number of shares	Par value	Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings	Total Tiptree Inc. stockholders' equity	Fortegra preferred interests	Common interests	Total stockholders' equity
Balance at December 31, 2025	37,824,472	$38	$394,435	$(7,496)	$121,574	$508,551	$77,679	$166,169	$752,399
Amortization of share-based incentive compensation	—	—	2,817	—	—	2,817	—	12,410	15,227
Vesting of share-based incentive compensation	55,636	—	(371)	—	—	(371)	—	(476)	(847)
Shares repurchased	(614,103)	(1)	(10,319)	—	—	(10,320)	—	—	(10,320)
Non-controlling interest distributions	—	—	(5)	—	—	(5)	—	—	(5)
Removal of non-controlling interest upon sale of subsidiary	—	—	—	—	—	—	(77,679)	(194,468)	(272,147)
Common stock dividends declared	—	—	—	—	(4,529)	(4,529)	—	—	(4,529)
Other comprehensive income (loss), net of tax	—	—	—	7,501	—	7,501	—	(172)	7,329
Subsidiary preferred dividends declared	—	—	—	—	(2,609)	(2,609)	—	—	(2,609)
Net income (loss)	—	—	—	—	406,088	406,088	—	16,537	422,625
Balance at June 30, 2026	37,266,005	$37	$386,557	$5	$520,524	$907,123	$—	$—	$907,123

Balance at March 31, 2026	37,567,024	$38	$390,416	$(19,727)	$133,552	$504,279	$77,679	$168,538	$750,496
Amortization of share-based incentive compensation	—	—	1,409	—	—	1,409	—	12,100	13,509
Vesting of share-based incentive compensation	3,051	—	51	—	—	51	—	—	51
Shares repurchased	(304,070)	(1)	(5,319)	—	—	(5,320)	—	—	(5,320)
Removal of non-controlling interest upon sale of subsidiary	—	—	—	—	—	—	(77,679)	(194,468)	(272,147)
Common stock dividends declared	—	—	—	—	(2,261)	(2,261)	—	—	(2,261)
Other comprehensive income (loss), net of tax	—	—	—	19,732	—	19,732	—	4,445	24,177
Subsidiary preferred dividends declared	—	—	—	—	(1,031)	(1,031)	—	—	(1,031)
Net income (loss)	—	—	—	—	390,264	390,264	—	9,385	399,649
Balance at June 30, 2026	37,266,005	$37	$386,557	$5	$520,524	$907,123	$—	$—	$907,123

TIPTREE INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

(in thousands, except share data)

	Common stock						Non-controlling interests
	Number of shares	Par value	Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings	Total Tiptree Inc. stockholders' equity	Fortegra preferred interests	Common interests	Total stockholders' equity
Balance at December 31, 2024	37,255,838	$37	$389,693	$(27,750)	$95,718	$457,698	$77,679	$121,394	$656,771
Amortization of share-based incentive compensation	—	—	8,220	—	—	8,220	—	2,535	10,755
Vesting of share-based incentive compensation	241,139	—	(2,276)	—	—	(2,276)	—	(311)	(2,587)
Common stock dividends declared	—	—	—	—	(4,526)	(4,526)	—	—	(4,526)
Other comprehensive income (loss), net of tax	—	—	—	16,127	—	16,127	—	5,930	22,057
Subsidiary preferred dividends declared	—	—	—	—	(3,174)	(3,174)	—	—	(3,174)
Net income (loss)	—	—	—	—	27,769	27,769	—	16,303	44,072
Balance at June 30, 2025	37,496,977	$37	$395,637	$(11,623)	$115,787	$499,838	$77,679	$145,851	$723,368

Balance at March 31, 2025	37,493,883	$37	$394,149	$(19,557)	$99,090	$473,719	$77,679	$132,064	$683,462
Amortization of share-based incentive compensation	—	—	1,415	—	—	1,415	—	493	1,908
Vesting of share-based incentive compensation	3,094	—	73	—	—	73	—	(173)	(100)
Common stock dividends declared	—	—	—	—	(2,263)	(2,263)	—	—	(2,263)
Other comprehensive income (loss), net of tax	—	—	—	7,934	—	7,934	—	2,919	10,853
Subsidiary preferred dividends declared	—	—	—	—	(1,596)	(1,596)	—	—	(1,596)
Net income (loss)	—	—	—	—	20,556	20,556	—	10,548	31,104
Balance at June 30, 2025	37,496,977	$37	$395,637	$(11,623)	$115,787	$499,838	$77,679	$145,851	$723,368

See accompanying notes to condensed consolidated financial statements.

TIPTREE INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Six Months Ended June 30,
	2026	2025
Operating Activities:
Net income (loss) attributable to common stockholders	$403,479	$24,595
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Net realized and unrealized (gains) losses	261	714
Non-cash compensation expense	2,964	8,368
Amortization/accretion of premiums and discounts	(479)	(471)
Depreciation and amortization expense	718	718
Non-cash lease expense	928	967
Deferred provision (benefit) for income taxes	—	(3,619)
Amortization of deferred financing costs	—	291
Net income from discontinued operations	(417,067)	(44,741)
Changes in operating assets and liabilities:
(Increase) decrease in other assets	(4,484)	1,030
Increase (decrease) in other liabilities and lease obligations	(4,714)	(1,525)
Net cash provided by (used in) operating activities from continuing operations	(18,394)	(13,673)
Net cash provided by (used in) operating activities from discontinued operations	53,242	1,605
Net cash provided by (used in) operating activities	34,848	(12,068)
Investing Activities:
Purchases of investments	(157,193)	(74,348)
Proceeds from sales and maturities of investments	20,869	11,400
Net cash provided by (used in) investing activities from continuing operations	(136,324)	(62,948)
Net cash provided by (used in) investing activities from discontinued operations	696,339	73,016
Net cash provided by (used in) investing activities	560,015	10,068
Financing Activities:
Dividends paid	(4,529)	(4,526)
Non-controlling interest (redemptions) contributions	(5)	—
Cash (paid) received in connection with vested or exercised stock awards	(502)	(2,414)
Payment of debt issuance costs	(50)	(2,285)
Proceeds from borrowings and mortgage notes payable	—	74,250
Principal paydowns of borrowings and mortgage notes payable	(74,249)	(375)
Repurchases of common stock and other changes in additional paid-in capital	(10,319)	—
Net cash provided by (used in) financing activities from continuing operations	(89,654)	64,650
Net cash provided by (used in) financing activities from discontinued operations	42,160	(10,162)
Net cash provided by (used in) financing activities	(47,494)	54,488
Effect of exchange rate changes on cash	2,193	6,296
Net increase (decrease) in cash, cash equivalents and restricted cash	549,562	58,784
Cash, cash equivalents and restricted cash – beginning of period	30,784	19,437
Cash, cash equivalents and restricted cash – beginning of period - held for sale	366,587	396,827
Cash, cash equivalents and restricted cash – end of period	946,933	475,048
Less: Reclassification of cash to held for sale	—	470,675
Cash, cash equivalents and restricted cash – end of period	$946,933	$4,373

	As of
Reconciliation of cash, cash equivalents and restricted cash (1)	June 30, 2026	December 31, 2025
Cash and cash equivalents	$946,933	$322,169
Restricted cash	—	75,202
Total cash, cash equivalents and restricted cash shown in the statements of cash flows	$946,933	$397,371
(1)
The December 31, 2025 balance includes cash and cash equivalents associated with assets held for sale. Such amounts were included in assets held for sale on the Condensed Consolidated Balance Sheet as of December 31, 2025.

See accompanying notes to condensed consolidated financial statements.

TIPTREE INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2026

(in thousands, except share data)

(1) Organization

Tiptree Inc. (together with its consolidated subsidiaries, collectively, Tiptree, the Company, or we) is a Maryland Corporation that was incorporated on March 19, 2007. Tiptree’s common stock trades on the Nasdaq Stock Market under the symbol “TIPT.” Tiptree is a holding company that allocates capital across a broad spectrum of businesses, assets and other investments.

For the three and six months ended June 30, 2026, the Chief Operating Decision Maker (“CODM”) was the Chief Executive Officer of the Company. For the three and six months ended June 30, 2025, the CODM was the Executive Committee of the Company. The CODM primarily uses income before taxes, as reported on the Condensed Consolidated Statements of Operations, to allocate resources and assess performance. In addition, management's measure of segment assets is reported on the Condensed Consolidated Balance Sheets as total assets. Significant segment expenses can be seen on the Condensed Consolidated Statements of Operations. The Company’s previous insurance and mortgage segments have been sold, and the Company now operates under one operating and reportable segment.

On May 1, 2026, Tiptree completed the Reliance Transaction to Carrington Mortgage Services, LLC, as the buyer. Pursuant to the Agreement, Carrington acquired all the issued and outstanding membership interests of Reliance for an amount equal, in U.S. dollars, to the sum of (a) the product of (i) the Tangible Book Value (as defined in the Reliance Purchase Agreement) of Reliance as of the closing of the Reliance Transaction and (ii) 93.50%; less (b) Transaction Expenses (as defined in the Reliance Purchase Agreement); less (c) Unpaid Taxes (as defined in the Reliance Purchase Agreement) (the “Reliance Transaction”). At the closing of the Reliance Transaction, the Reliance Buyer paid, to the Reliance Sellers the Estimated Cash Payment (as defined in the Reliance Purchase Agreement), less an amount equal to the Purchase Price Adjustment Holdback Amount (as defined in the Reliance Purchase Agreement).

On May 29, 2026, Tiptree completed the Agreement and Plan of Merger (the “Sale Agreement”) with DB Insurance Co., Ltd., incorporated and existing under the laws of the Republic of Korea (“Purchaser”), and Fortegra, a Delaware Corporation and subsidiary of Tiptree. Pursuant to the Sale Agreement, Purchaser acquired Fortegra for a purchase price of $1,650,000 in cash (subject to certain adjustments set forth in the Sale Agreement) and Merger Sub merged with and into Fortegra, with Fortegra being the surviving corporation (the “Sale”), and as a result of which Purchaser is the sole stockholder of Fortegra.

(2) Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements of Tiptree have been prepared in accordance with generally accepted accounting principles in the United States of America (GAAP) and include the accounts of the Company and its subsidiaries. The condensed consolidated financial statements are presented in U.S. dollars, the main operating currency of the Company. The unaudited condensed consolidated financial statements presented herein should be read in conjunction with the annual audited financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025. In the opinion of management, the accompanying unaudited interim financial information reflects all adjustments, including normal recurring adjustments necessary to present fairly the Company’s financial position, results of operations, comprehensive income and cash flows for each of the interim periods presented. The results of operations for the three and six months ended June 30, 2026 and 2025 are not necessarily indicative of the results that may be expected for the full year ending on December 31, 2026.

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

June 30, 2026

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

(3) Dispositions & Discontinued Operations

Dispositions

On May 1, 2026, the Company completed the sale of Reliance, its mortgage segment, pursuant to the Purchase Agreement entered on October 31, 2025. The total consideration received for the sale of Reliance consisted of cash proceeds of $49,667, subject to customary post-closing adjustments. The disposal group incurred cumulative impairment losses of $9,052 upon its initial classification as held for sale and as a discontinued operation in 2025 which was inclusive of a goodwill and intangible impairment of $1,708. During the six months ended June 30, 2026, the Company recognized a favorable adjustment of $486 in discontinued operations related to subsequent changes in estimated fair value less costs to sell, resulting in a cumulative pre-tax loss of $8,566.

On May 29, 2026, the Company completed the sale of Fortegra, its insurance segment, pursuant to the Sale Agreement entered on September 26, 2025. The total consideration received for the sale of Fortegra consisted of cash proceeds of $1,650,000, less transaction expenses of $25,023 in which the Company received consideration of $1,121,743. The Company recognized an after-tax gain on sale of $372,240, which is included in net income from discontinued operations for the three and six months ended June 30, 2026.

TIPTREE INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2026

(in thousands, except share data)

($ in thousands)	As of
June 30, 2026
Consideration	$1,650,000
Less: transaction expenses	25,023
Net consideration	1,624,977
Tiptree diluted ownership of Fortegra	69.0%
Fair value of consideration received	1,121,743
Less: Basis in Fortegra	637,199
Gain subject to tax	484,544
Less: Tax on gain	112,304
Estimated gain on disposal	$372,240

Prior to their sale, the assets and liabilities of Fortegra and Reliance were classified as held for sale as of December 31, 2025. Upon completion of the sales in the three months ended June 30, 2026, the Company transferred control of the respective subsidiaries to the buyers and derecognized the related assets and liabilities from the Company’s condensed consolidated balance sheet.

Discontinued Operations

In connection with the sale of Fortegra and Reliance, the results of operations for these businesses are presented as discontinued operations in the condensed consolidated statements of operations for all periods presented. The results of discontinued operations include the operating results of Fortegra and Reliance through their respective disposal dates in the three months ended June 30, 2026, and the gain (loss) recognized upon disposition.

Fortegra

The following table presents details of Fortegra’s revenues and expenses of discontinued operations in the condensed consolidated statements of operations for the following periods:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenues:
Earned premiums, net	$252,085	$381,941	$627,130	$745,378
Service and administrative fees	53,522	96,847	138,339	194,145
Ceding commissions	1,810	3,542	5,159	7,175
Net investment income	5,926	10,505	22,254	22,234
Net realized and unrealized gains (losses)	24,454	11,968	15,893	8,549
Other revenue	3,792	8,214	11,231	16,117
Total revenues	341,589	513,017	820,006	993,598

Expenses:
Policy and contract benefits	136,736	226,472	332,834	435,785
Commissions expense	86,188	140,486	231,801	292,086
Employee compensation and benefits	38,898	37,711	76,541	74,146
Interest expense (1)	6,515	10,469	16,153	20,528
Depreciation and amortization expenses (2)	—	4,484	—	8,934
Other expenses (2)	19,496	28,461	59,127	60,320
Total expenses	287,833	448,083	716,456	891,799
Income (loss) before taxes	53,756	64,934	103,550	101,799
Gain (loss) on sale of discontinued operations	484,544	—	484,544	—
Income (loss) before taxes (including sale)	538,300	64,934	588,094	101,799
Less: provision (benefit) for income taxes (3)	131,677	23,582	152,229	37,640
Net income (loss) from discontinued operations	406,623	41,352	435,865	64,159
Less: net income (loss) attributable to non-controlling interests	10,416	12,144	19,146	19,477
Net income (loss) from discontinued operations after non-controlling interests	$396,207	$29,208	$416,719	$44,682
(1)
Due to a loan covenant on the Tiptree Holdings debt, repayment was required from the proceeds of the Sale. In accordance with ASC 205-20, Presentation of Financial Statements, expenses related to this debt have been classified within discontinued operations, for the six months ended June 30, 2026 and 2025 amounted to approximately $2,951 and $3,236, respectively. See Note (5) Debt, net for further details.
(2)
In accordance with ASC 360, Property, Plant and Equipment, the Company ceased recording depreciation and amortization on long-lived assets upon their classification as held for sale.

TIPTREE INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2026

(in thousands, except share data)

(3)
For the six months ended June 30, 2026 and 2025 deferred tax expense of $13,496 and $12,660, respectively, was associated with the book-to-tax basis difference in Tiptree’s investment in Fortegra. While the liability is a parent-level tax attribute, the expense relating to it is classified within discontinued operations in accordance with ASC 740-10-45-20, Income Taxes.

The following table represents a summary of cash flows related to discontinued operations included in the condensed consolidated statements of cash flows for the following periods:

	Six Months Ended June 30,
	2026	2025
Net cash provided by (used in):
Operating activities	$67,832	$(1,079)
Investing activities	666,451	73,753
Financing Activities	28,911	(5,822)
Effect of exchange rate changes on cash	2,193	6,296
Net cash flows provided by (used in) discontinued operations	$765,387	$73,148

Reliance

The following table presents details of Reliance’s revenues and expenses of discontinued operations in the condensed consolidated statements of operations for the following periods:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenues:
Net realized and unrealized gains (losses)	$2,744	$10,132	$13,026	$19,642
Other revenue	2,795	6,100	8,417	11,769
Total revenues	5,539	16,232	21,443	31,411

Expenses:
Employee compensation and benefits	3,231	9,827	12,449	19,143
Interest expense	226	392	518	694
Depreciation and amortization expenses (1)	—	79	—	153
Impairment expense (2)	175	—	(486)	—
Other expenses (1)	2,871	5,696	8,051	11,393
Total expenses	6,503	15,994	20,532	31,383
Income (loss) before taxes	(964)	238	911	28
Less: provision (benefit) for income taxes (3)	(439)	41	563	(31)
Net income (loss) from discontinued operations	$(525)	$197	$348	$59
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
(3)
For the six months ended June 30, 2026 and 2025 deferred tax expense of $466 and $0, respectively, was associated with the book-to-tax basis difference in Tiptree’s investment in Reliance. While the liability is a parent-level tax attribute, the expense relating to it is classified within discontinued operations in accordance with ASC 740-10-45-20, Income Taxes.

The following table represents a summary of cash flows related to discontinued operations included in the condensed consolidated statements of cash flows for the following periods:

	Six Months Ended June 30,
	2026	2025
Net cash provided by (used in):
Operating activities	$(14,590)	$2,684
Investing activities	29,888	(737)
Financing Activities	13,249	(4,340)
Net cash flows provided by (used in) discontinued operations	$28,547	$(2,393)

(4) Marketable Securities

The Company maximizes the use of observable inputs and minimizes the use of unobservable inputs to the extent possible to measure a financial instrument’s fair value. Observable inputs reflect the assumptions market participants would use in pricing an asset or liability,

TIPTREE INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2026

(in thousands, except share data)

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

The following table presents the Company’s marketable securities, measured at fair value as of the following periods:

	As of June 30, 2026
	Quoted	Other
	prices	significant	Significant
	in active	observable	unobservable
	markets	inputs	inputs
	Level 1	Level 2	Level 3	Fair value
Assets:
Available for sale securities, at fair value:
U.S. Treasury securities	$—	$157,652	$—	$157,652
Certificates of deposit	581	—	—	581
Total available for sale securities, at fair value	581	157,652	—	158,233

Total marketable securities	$581	$157,652	$—	$158,233

TIPTREE INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2026

(in thousands, except share data)

	As of December 31, 2025
	Quoted	Other
	prices	significant	Significant
	in active	observable	unobservable
	markets	inputs	inputs
	Level 1	Level 2	Level 3	Fair value
Assets:
Available for sale securities, at fair value:
U.S. Treasury securities	$—	$16,491	$—	$16,491
Certificates of deposit	581	—	—	581
Total available for sale securities, at fair value	581	16,491	—	17,072

Equity securities, at fair value	4,629	—	—	4,629
Total marketable securities	$5,210	$16,491	$—	$21,701

Available for Sale Securities, at fair value

The following tables present the Company’s investments in AFS securities:

	As of June 30, 2026
	Amortized	Allowance for	Net carrying	Gross	Gross
	Cost	credit losses (1)	amount	unrealized gains	unrealized losses	Fair value
U.S. Treasury securities	$157,193	$—	$157,193	$459	$—	$157,652
Certificates of deposit	581	—	581	—	—	581
Total	$157,774	$—	$157,774	$459	$—	$158,233

	As of December 31, 2025
	Amortized	Allowance for	Net carrying	Gross	Gross
	Cost	credit losses (1)	amount	unrealized gains	unrealized losses	Fair value
U.S. Treasury securities	$16,158	$—	$16,158	$333	$—	$16,491
Certificates of deposit	581	—	581	—	—	581
Total	$16,739	$—	$16,739	$333	$—	$17,072
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

	As of
	June 30, 2026		December 31, 2025
	Amortized cost	Fair value	Amortized cost	Fair value
Due in one year or less	$157,774	$158,233	$16,739	$17,072

TIPTREE INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2026

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net realized gains (losses)
Net realized gains (losses) on equity securities	$—	$—	$(3,095)	$—
Net realized gains other	—	50	—	50
Total net realized gains (losses)	$—	$50	$(3,095)	$50

Net unrealized gains (losses)
Net unrealized gains (losses) on equity securities held at period end	$—	$(1,504)	$—	$(1,216)
Reclass of unrealized (gains) losses from prior periods for equity securities sold	—	—	2,834	—
Other	—	—	—	452
Total net unrealized gains (losses)	—	(1,504)	2,834	(764)
Total net realized and unrealized gains (losses)	$—	$(1,454)	$(261)	$(714)

(5) Debt, net

Tiptree Credit Agreement

Tiptree Holdings, a subsidiary of Tiptree Inc., had a $75,000 senior secured credit facility due February 7, 2028, bearing interest at a rate of SOFR plus 5.25% with quarterly principal amortization. Pursuant to the terms of the Credit Facility, the outstanding balance was required to be repaid from the proceeds of the sale of Fortegra. On May 29, 2026, in connection with the closing of the Fortegra transaction, the Company repaid the outstanding balance in full. In accordance with ASC 205-20, interest expense and amortization of debt issuance costs related to the Credit Facility were classified within discontinued operations. Interest expense included in discontinued operations related to the Credit Facility was $1,035 and $2,063 for the three months ended June 30, 2026 and 2025, respectively, and $2,951 and $3,236 for the six months ended June 30, 2026 and 2025, respectively. Debt obligations associated with the discontinued businesses that were not repaid by the Company were assumed by the respective buyers upon closing as part of the sale transactions.

(6) Other Current Liabilities

The following table presents the components of other current liabilities as reported in the condensed consolidated balance sheets:

	As of
	June 30, 2026	December 31, 2025
Accrued compensation and benefits	$8,901	$19,120
Other	5,706	1,844
Total other current liabilities	$14,607	$20,964

(7) Lease Obligations

Operating Leases

The following table presents rent expense for the Company’s office leases recorded in other expenses on the condensed consolidated statements of operations for the following periods:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Rent expense for office leases	$464	$473	$928	$967

The Company entered into a sublease of its former corporate office space in December 2022. As a result of the sublease, future lease payments will be offset by $1,842 annually from July 2023 through August 2029.

(8) Stockholders' Equity

TIPTREE INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2026

(in thousands, except share data)

Stock Repurchases

During the six months ended June 30, 2026, 614,103 shares were repurchased at a weighted average price per share of $16.80. At its July 28, 2026 meeting, the Board of Directors approved an update to the Company’s share repurchase authorization, authorizing the repurchase of up to $20,000 of the Company’s outstanding common stock at the discretion of the Executive Committee. As of July 28, 2026, $20,000 remained available under the authorization.

Dividends

The Company declared cash dividends per share for the following periods presented below:

	Dividends per share for the
	Six Months Ended June 30,
	2026	2025
First quarter	$0.06	$0.06
Second quarter	0.06	0.06
Total cash dividends declared	$0.12	$0.12

The following table presents the components of non-controlling interests as reported in the condensed consolidated balance sheets:

	As of
	June 30, 2026	December 31, 2025
Fortegra preferred interests	$—	$77,679
Fortegra common interests	—	166,169
Total non-controlling interests	$—	$243,848

(9) Accumulated Other Comprehensive Income (Loss)

The following table presents the activity of AFS securities in AOCI, net of tax, for the following periods:

	Unrealized gains (losses) on available for sale securities	Foreign currency translation adjustment	Total AOCI	Amount attributable to non-controlling interests	Total AOCI to Tiptree Inc.
Balance at December 31, 2024	$(32,266)	$(2,529)	$(34,795)	$7,045	$(27,750)
Other comprehensive income (losses) before reclassifications	6,530	15,073	21,603	(5,930)	15,673
Amounts reclassified from AOCI	454	—	454	—	454
OCI	6,984	15,073	22,057	(5,930)	16,127
Balance at June 30, 2025	$(25,282)	$12,544	$(12,738)	$1,115	$(11,623)

Balance at December 31, 2025	$(13,242)	$5,918	$(7,324)	$(172)	$(7,496)
Other comprehensive income (losses) before reclassifications	5	—	5	—	5
Amounts reclassified from AOCI	13,242	(5,918)	7,324	172	7,496
OCI	13,247	(5,918)	7,329	172	7,501
Balance at June 30, 2026	$5	$—	$5	$—	$5

The following table presents the reclassification adjustments out of AOCI included in net income and the impacted line items on the condensed consolidated statement of operations for the following periods:

TIPTREE INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2026

(in thousands, except share data)

	Three Months Ended June 30,		Six Months Ended June 30,		Affected line item in consolidated statements
Components of AOCI	2026	2025	2026	2025	of operations
Unrealized gains (losses) on available for sale securities	$(7,647)	$33	$(7,767)	$(588)	See note (1)
Release of cumulative translation adjustment	5,918	—	5,918	—	Gain (loss) on sale of discontinued operations
Removal of noncontrolling interest upon disposal of subsidiary	(172)	—	(172)	—	Gain (loss) on sale of discontinued operations
Related tax (expense) benefit	(5,506)	(9)	(5,475)	134	Provision for income tax
Net of tax	$(7,407)	$24	$(7,496)	$(454)
(1)
Reclassification adjustments related to available-for-sale securities were recognized in Gain (loss) on sale of discontinued operations for the three and six months ended June 30, 2026 and in Income (loss) from discontinued operations for the three and six months ended June 30, 2025.

(10) Stock Based Compensation

Tiptree Equity Plans

The table below summarizes changes to the issuances under the Company’s 2017 Omnibus Incentive Equity Plan for the periods indicated, excluding awards granted under the Company’s subsidiary incentive plans.

2017 Equity Plan	Number of shares
Available for issuance as of December 31, 2025	460,942
RSU, stock and option awards granted	(54,706)
Forfeited	4,447
Amendment to plan	4,000,000
Available for issuance as of June 30, 2026	4,410,683

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

The following table presents changes to the issuances of RSUs under the 2017 Omnibus Incentive Equity Plan for the periods indicated:

	Number of shares issuable	Weighted average grant date fair value
Unvested units as of December 31, 2025	218,018	$18.64
Granted	54,706	16.69
Vested	(84,077)	16.76
Unvested units as of June 30, 2026 (1)	188,647	$18.92
(1)
Includes 70,866, 87,463 and 30,318 shares that vest in 2027, 2028 and 2029, respectively.

The following tables present the detail of the granted and vested RSUs and stock awards for the periods indicated:

	Six Months Ended June 30,			Six Months Ended June 30,
Granted	2026	2025	Vested	2026	2025
Directors	7,147	6,425	Directors	7,147	6,425
Employees	47,559	282,813	Employees	76,930	352,479
Total Granted	54,706	289,238	Total Vested	84,077	358,904
			Taxes	(29,445)	(117,765)
			Net Vested	54,632	241,139

TIPTREE INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2026

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

As of June 30, 2026, 4,520,833 PRSUs were unvested. The below table illustrates the aggregate number of PRSUs that will vest upon the achievement of each Tiptree share price target. Such price targets are adjusted down for cumulative dividends paid by the Company since grant (e.g., the next share price target is $28.71 as adjusted for cumulative dividends paid to date).

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

Stock Option Awards

Between 2016 and 2020, option awards were granted to the Executive Committee with an exercise price equal to the fair market value of the Company’s common stock on the date of grant. The option awards have a 10-year term and are subject to the recipient’s continuous service, a market requirement, and vest one third on each of the three, four, and five-year anniversaries of the grant date. As of June 30, 2026, the market requirement for all outstanding options has been achieved. There were no stock option awards granted from 2021 to June 30, 2026.

The following table presents the Company’s stock option activity for the current period:

	Options outstanding	Weighted average exercise price (in dollars per stock option)	Weighted average grant date value (in dollars per stock option)	Options exercisable
Balance, December 31, 2025	907,237	$6.62	$1.82	907,237
Balance, June 30, 2026	901,786	$6.62	$1.82	901,786
Weighted average remaining contractual term at June 30, 2026 (in years)	2.8

TIPTREE INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2026

(in thousands, except share data)

The Tiptree Board has determined that the Sale Agreement does not qualify as a Change in Control as such term is defined in Tiptree’s 2017 Omnibus Incentive Plan, as amended, and therefore no RSU awards will accelerate, and no time-vesting requirements of stock options will be waived in connection with the Sale.

Stock Based Compensation Expense

The following table presents total stock based compensation expense and the related income tax benefit recognized on the condensed consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Employee compensation and benefits	$1,409	$1,415	$2,817	$8,220
Director compensation	99	77	147	147
Income tax benefit	(69)	(34)	(111)	(131)
Net stock based compensation expense	$1,439	$1,458	$2,853	$8,236

Additional information on total non-vested stock based compensation is as follows:

	As of June 30, 2026
	Restricted stock awards and RSUs	Performance Restricted Stock Units
Unrecognized compensation cost related to non-vested awards	$1,198	$3,902
Weighted - average recognition period (in years)	1.0	0.7

(11) Income Taxes

The following table presents the Company’s provision (benefit) for income taxes reflected as a component of income (loss):

	Three Months Ended June 30,				Six Months Ended June 30,
	2026		2025		2026		2025
Total income tax expense (benefit)	$1,315		$(2,014)		$162		$(3,619)
Effective tax rate (ETR)	(25.6)%	(1)	16.2%	(1)	(1.2)%	(1)	15.2%	(1)
(1)
Lower than the U.S. federal statutory income tax rate of 21% primarily due to the impact of nondeductible expenses.

Tiptree sold its insurance and mortgage subsidiaries during the three months ended June 30, 2026. It had previously recorded deferred taxes on the outside basis on those investments which represented the tax that would be due, before consideration of loss carryforwards, when Tiptree sold its shares in these subsidiaries at their carrying values on Tiptree’s condensed consolidated balance sheet. The balance just prior to the sales was $130,022, an increase of $12,148 from the year ended December 31, 2025, of which $1,813 of benefit was recorded in OCI, and $13,961 of expense was recorded as a provision for income taxes in discontinued operations. As of June 30, 2026, the deferred tax liability relating to these investments has been brought to zero and a current tax payable of $204,760 has been established through the provision for income taxes in discontinued operations.

(12) Earnings Per Share

The Company calculates basic net income per share of common stock (common share) based on the weighted average number of common shares outstanding, which includes vested corporate RSUs. Unvested corporate RSUs for employees have a non-forfeitable right to participate in dividends declared and paid on the Company’s common stock on an as vested basis and are therefore considered a participating security. The Company calculates basic earnings per share using the “two-class” method under which the income available to common stockholders is allocated to the unvested corporate RSUs.

Diluted net income attributable to common stockholders includes the effect of unvested subsidiaries’ RSUs, when dilutive. The assumed exercise of all potentially dilutive instruments is included in the diluted net income per common share calculation, if dilutive.

TIPTREE INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2026

(in thousands, except share data)

The following table presents a reconciliation of basic and diluted net income per common share for the following periods:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net income (loss) from continuing operations attributable to Tiptree Inc. common shares - basic	$(6,449)	$(10,445)	$(13,588)	$(20,146)
Net income (loss) from discontinued operations attributable to Tiptree Inc. common shares - basic	395,682	29,405	417,067	44,741
Net income (loss) attributable to Tiptree Inc. common shares - basic	$389,233	$18,960	$403,479	$24,595

Effect of Dilutive Securities:
Net income (loss) from discontinued operations attributable to Tiptree Inc. common shares - basic	$395,682	$29,405	$417,067	$44,741
Securities of subsidiaries	(3,178)	(4,404)	(2,872)	(4,099)
Net income (loss) from discontinued operations attributable to Tiptree Inc. common shares - diluted	392,504	25,001	414,195	40,642
Net income (loss) attributable to Tiptree Inc. common shares - diluted	$386,055	$14,556	$400,607	$20,496

Weighted average number of shares of common stock outstanding - basic	37,501,135	37,496,875	37,644,493	37,422,957
Weighted average number of shares of common stock outstanding - diluted	37,501,135	37,496,875	37,644,493	37,422,957

Basic:
Net income (loss) from continuing operations	$(0.17)	$(0.28)	$(0.36)	$(0.54)
Net income (loss) from discontinued operations	10.55	0.78	11.08	1.20
Basic Net income (loss) attributable to Tiptree Inc. common shares	$10.38	$0.50	$10.72	$0.66

Diluted:
Net income (loss) from continuing operations	$(0.17)	$(0.28)	$(0.36)	$(0.54)
Net income (loss) from discontinued operations	10.47	0.67	11.00	1.09
Diluted Net income (loss) attributable to Tiptree Inc. common shares	$10.30	$0.39	$10.64	$0.55

(13) Related Party Transactions

The Company has an equity method investment in Tiptree Advisors, a related party deemed to be controlled by Michael Barnes, the Company’s Chairman and Chief Executive Officer. As of June 30, 2026, and until July 31, 2026, Tiptree Advisors manages investment portfolio accounts of Fortegra and certain of its subsidiaries under an investment advisory agreement (the “IAA”). Fortegra is also invested in funds managed by Tiptree Advisors. Fortegra incurred $5,695 and $2,073 of management and incentive fees for the three months ended June 30, 2026 and 2025, respectively. Fortegra incurred $7,755 and $4,018 of management and incentive fees for the six months ended June 30, 2026 and 2025, respectively. For the six months ended June 30, 2026, the Company’s percentage of profits interest in Tiptree Advisors was 52.0%. Pursuant to the Transition Services Agreement, the Company and Tiptree Advisors have mutually agreed to provide certain services to one another. Payments under the Transition Services Agreement in the six months ended June 30, 2026 and 2025 were not material.

(14) Subsequent Events

On July 28, 2026, the Company’s board of directors declared a quarterly cash dividend of $0.06 per share to holders of common stock with a record date of August 17, 2026, and a payment date of August 24, 2026.

On July 28, 2026, the Company entered into a Stock Purchase Agreement with Shield Holdings, LLC, UH Partners, LLC, certain individual equity holders identified therein and the Sellers’ Representative (defined therein), pursuant to which the Company agreed to acquire all the issued and outstanding equity interests of Universal Shield Insurance Group, Inc., a specialty property & casualty insurer, for a purchase price of $100 million, subject to reduction for leakage as set forth in the purchase agreement. The transaction is subject to customary closing conditions, including receipt of required insurance regulatory approvals and the absence of legal restraints prohibiting the transaction. The transaction is estimated to close in the first quarter of 2027, subject to the timing of required regulatory approvals and the satisfaction or waiver of the remaining closing conditions.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations are presented in this section as follows:

•
Overview
•
Results of Operations
•
Non-GAAP Measures and Reconciliations
•
Liquidity and Capital Resources
•
Critical Accounting Policies and Estimates

OVERVIEW

On May 29, 2026, the Company completed the sale of Fortegra, its insurance segment, pursuant to the Sale Agreement entered on September 26, 2025. The total consideration received for the sale of Fortegra consisted of cash proceeds of $1.65 billion, less transaction expenses of $25.0 million in which the Company received consideration of $1.12 billion. The Company recognized an after-tax gain on the sale of $372.2 million, which is included in net income from discontinued operations for the three and six months ended June 30, 2026.

($ in thousands)	As of
June 30, 2026
Consideration	$1,650,000
Less: transaction expenses	25,023
Net consideration	1,624,977
Tiptree diluted ownership of Fortegra	69.0%
Fair value of consideration received	1,121,743
Less: Basis in Fortegra	637,199
Gain subject to tax	484,544
Less: Tax on gain	112,304
Estimated gain on disposal	$372,240

On May 1, 2026, the Company completed the Reliance Transaction, its mortgage segment, to Carrington Mortgage Services, LLC. Total consideration from the transaction consisted of cash proceeds of $49.7 million, subject to customary post-closing adjustments. The disposal group incurred cumulative impairment losses of $9.1 million upon its initial classification as held for sale and as a discontinued operation in 2025 which was inclusive of a goodwill and intangible impairment of $1.7 million. During the six months ended June 30, 2026, the Company recognized a favorable adjustment of $0.5 million in discontinued operations related to subsequent changes in estimated fair value less costs to sell, resulting in a cumulative pre-tax loss of $8.6 million.

Prior to the sales, the assets and liabilities of Fortegra and Reliance were classified as held for sale as of December 31, 2025. Upon completion of the transactions in the three months ended June 30, 2026, the Company transferred control of the respective subsidiaries to the buyers and derecognized the related assets and liabilities from its condensed consolidated balance sheet.

RESULTS OF OPERATIONS

The following is a summary of Tiptree’s consolidated financial results for the three and six months ended June 30, 2026 and 2025. In addition to GAAP results, management uses the Non-GAAP measure book value per share as a measurement of operating performance. Management believes this measure provides supplemental information useful to investors as it is frequently used by the financial community to analyze financial performance and comparison among companies. The Company has reclassified income and expenses attributable to Fortegra and Reliance to net income (loss) from discontinued operations for the three and six months ended June 30, 2026 and 2025.

Summary of Consolidated Results

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenues:
Other revenue	$—	$92	$—	$482
Total revenues	—	92	—	482
Expenses:
Employee compensation and benefits	6,502	6,985	13,264	16,318
Depreciation and amortization	362	361	718	718
Other expenses	2,187	4,616	4,066	7,898
Total expenses	9,051	11,962	18,048	24,934
Operating income (loss) before taxes	(9,051)	(11,870)	(18,048)	(24,452)
Non operating income:
Net realized and unrealized gains (losses)	—	(1,454)	(261)	(714)
Other income	3,917	865	4,883	1,401
Income (loss) before taxes	(5,134)	(12,459)	(13,426)	(23,765)
Less: provision (benefit) for income taxes	1,315	(2,014)	162	(3,619)
Net income (loss) from continuing operations	(6,449)	(10,445)	(13,588)	(20,146)
Discontinued operations:
Income (loss) from discontinued operations (1)	395,682	29,405	417,067	44,741
Net income (loss) attributable to common stockholders	$389,233	$18,960	$403,479	$24,595

Net income (loss) per common share:
Basic earnings per share	$10.38	$0.50	$10.72	$0.66
Diluted earnings per share	$10.30	$0.39	$10.64	$0.55

Weighted average number of common shares:
Basic	37,501,135	37,496,875	37,644,493	37,422,957
Diluted	37,501,135	37,496,875	37,644,493	37,422,957

Dividends declared per common share	$0.06	$0.06	$0.12	$0.12

Non-GAAP: (2)
Book value per share	$24.34	$13.33	$24.34	$13.33
(1)
See Note (3) Dispositions & Discontinued Operations for further details.
(2)
See “—Non-GAAP Reconciliations” for a discussion of non-GAAP financial measures.

Revenues

The Company did not generate operating revenues from continuing operations during the three months ended June 30, 2026, compared to $0.1 million in the prior year, driven by lower other revenue. The Company did not generate operating revenues from continuing operations during the six months ended June 30, 2026, compared to $0.5 million in the prior year, driven by lower other revenue. Interest income from the Company’s cash and cash equivalents and marketable securities was recorded in other income within non operating income.

Expenses

Total expenses include employee compensation and benefits, public company expenses and other expenses. Employee compensation and benefits include the expense of management, legal, and accounting staff. Other expenses primarily consisted of audit and professional fees, insurance, office rent, and other expenses.

For the three months ended June 30, 2026, expenses were $9.1 million, which decreased $2.9 million, or 24.3%, compared to the prior year. For the six months ended June 30, 2026, expenses were $18.0 million, which decreased $6.9 million, or 27.6%, compared to the prior year. For the three and six months ended June 30, 2026, employee compensation and benefits were $6.5 million and $13.3 million, compared to $7.0 million and $16.3 million, in the respective prior year periods. The declines were driven by lower incentive compensation and payroll expense associated with the reduction in workforce. Employee compensation and benefits included incentive compensation expense accruals related to the performance of the Company’s continuing and discontinued operations. For the six months ended June 30, 2026 and 2025, incentive compensation expense included $2.9 million and $8.4 million of stock-based compensation, respectively. Other expenses were $2.2 million and $4.1 million for the three and six months ended June 30, 2026, respectively, compared to $4.6 million and $7.9 million for the corresponding periods in 2025, primarily driven by declines in professional fees.

Non Operating Income

For the three months ended June 30, 2026, there were no net realized and unrealized gains or losses, as compared to the losses of $1.5 million in the prior year, driven by the change in fair value of certain equity and other investments carried at fair value. For the three months ended June 30, 2026, other income was $3.9 million, as compared to $0.9 million in the prior year, primarily driven by higher interest income earned on U.S. Treasury securities held within cash and cash equivalents and marketable securities.

For the six months ended June 30, 2026, net realized and unrealized losses were $0.3 million, as compared to the losses of $0.7 million in the prior year, driven by the change in fair value of certain equity and other investments carried at fair value. For the six months ended June 30, 2026, other income was $4.9 million, as compared to $1.4 million in the prior year, primarily driven by higher interest income earned on U.S. Treasury securities held within cash and cash equivalents and marketable securities.

Income before taxes

For the three and six months ended June 30, 2026, the Company reported a pre-tax loss of $5.1 million and $13.4 million, respectively, compared to a pre-tax loss of $12.5 million and $23.8 million, in the corresponding prior year periods. The improvement in both periods was driven by lower operating expenses and higher other income.

Net Income (Loss) from continuing operations

For the three and six months ended June 30, 2026, the Company reported a net loss from continuing operations of $6.4 million and $13.6 million, respectively, compared to a net loss of $10.4 million and $20.1 million, in the corresponding prior year periods. The improvement in both periods was driven by lower operating expenses and higher other income.

Net Income (Loss) from discontinued operations

For the three and six months ended June 30, 2026, the Company reported a net income from discontinued operations of $395.7 million and $417.1 million, respectively, compared to net income of $29.4 million and $44.7 million, in the corresponding prior year periods. The increase in both periods was primarily attributable to the gain recognized on sale on Fortegra.

Book Value per share - Non-GAAP

Total stockholders’ equity was $907.1 million as of June 30, 2026 compared to $723.4 million as of June 30, 2025, with the increase driven by comprehensive income over the past twelve months, including the gain on sale of Fortegra, partially offset by share repurchases and dividends. In the six months ended June 30, 2026, the Company returned $4.5 million to common stockholders through dividends paid and $10.3 million through share repurchases.

Book value per share for the period ended June 30, 2026 was $24.34, a 82.6% increase from book value per share of $13.33 as of June 30, 2025, primarily driven by comprehensive income per share, including the gain recognized on Fortegra transaction, partially offset by dividends paid of $0.12 per share, net changes in non-controlling interests and preferred dividends paid at Fortegra.

DISPOSITIONS AND DISCONTINUED OPERATIONS

In connection with the sale of Fortegra and Reliance, the results of operations for these businesses are presented as discontinued operations in the condensed consolidated statements of operations for all periods presented. The results of discontinued operations include the operating results of Fortegra and Reliance through their respective disposal dates in the three months ended June 30, 2026 and the gain (loss) recognized upon disposition. See Note (3) Dispositions & Discontinued Operations for detailed financial information on each business sold. Following the completion of the sales in the three months ended June 30, 2026, the assets and liabilities associated with Fortegra and Reliance were derecognized and are no longer reflected on the Company’s condensed consolidated balance sheet as of June 30, 2026.

Fortegra

On May 29, 2026, the Company completed the sale of Fortegra, its insurance segment, pursuant to the Sale Agreement entered on September 26, 2025. The total consideration received for the sale of Fortegra consisted of cash proceeds of $1.65 billion, less transaction expenses of $25.0 million in which the Company received consideration of $1.12 billion for its percentage ownership of the business. The Company recognized an after-tax gain on the sale of $372.2 million, which is included in net income from discontinued operations for the three and six months ended June 30, 2026.

For the three months ended June 30, 2026, revenues from Fortegra were $341.6 million, reflecting two months of operating results prior to the sale of the business on May 29, 2026. For the three months ended June 30, 2026, the Company reported net income of $396.2 million from Fortegra in discontinued operations during the period, including $372.2 million after-tax gain on sale. For the three months ended June 30, 2025, revenues from Fortegra were $513.0 million. The Company reported income before taxes of $64.9 million and net income of $29.2 million from Fortegra in discontinued operations during the period.

For the six months ended June 30, 2026, revenues from Fortegra were $820.0 million, reflecting five months of operating results prior to the sale of the business on May 29, 2026. For the six months ended June 30, 2026, the Company reported net income of $416.7 million from Fortegra in discontinued operations during the period, including $372.2 million net gain on sale. For the six months ended June 30, 2025, revenues from Fortegra were $993.6 million. The Company reported income before taxes of $101.8 million and net income of $44.7 million from Fortegra in discontinued operations during the period.

Reliance

On May 1, 2026, the Company completed the Reliance Transaction, its mortgage segment, to Carrington Mortgage Services, LLC. Total consideration from the transaction consisted of cash proceeds of $49.7 million, subject to customary post-closing adjustments. The disposal group incurred cumulative impairment losses of $9.1 million upon its initial classification as held for sale and as a discontinued operation in 2025 which was inclusive of a goodwill and intangible impairment of $1.7 million. During the six months ended June 30, 2026, the Company recognized a favorable adjustment of $0.5 million in discontinued operations related to subsequent changes in estimated fair value less costs to sell, resulting in a cumulative pre-tax loss of $8.6 million. Transaction costs associated with the sale were $2.8 million and are also included in discontinued operations for the three and six months ended June 30, 2026.

For the three months ended June 30, 2026, revenues from Reliance were $5.5 million, reflecting only one month of operating results prior to the sale of the business on May 1, 2026. The Company reported net loss of $0.5 million from Reliance in discontinued operations during the period. For the three months ended June 30, 2025, revenues from Reliance were $16.2 million. The Company reported a net income of $0.2 million from Reliance in discontinued operations.

For the six months ended June 30, 2026, revenues from Reliance were $21.4 million, reflecting four months of operating results prior to the sale of the business on May 1, 2026. The Company reported net income of $0.3 million from Reliance in discontinued operations during the period. For the six months ended June 30, 2025, revenues from Reliance were $31.4 million. The Company reported net income of $0.1 million from Reliance in discontinued operations.

Provision for Income Taxes

The income tax expense of $1.3 million and benefit $2.0 million from continuing operations for the three months ended June 30, 2026 and 2025, respectively, was reflected as components of net income (loss) from continuing operations. For the three months ended June 30, 2026 and 2025, the Company’s effective tax rate related to pre-tax income from continuing operations was equal to (25.6)% and 16.2%, respectively, with both lower than the U.S. statutory income tax rate of 21.0%, primarily due to the impacts of nontaxable and nondeductible items.

The income tax expense of $0.2 million and benefit $3.6 million from continuing operations for the six months ended June 30, 2026 and 2025, respectively, was reflected as components of net income (loss) from continuing operations. For the six months ended June 30, 2026 and 2025, the Company’s effective tax rate related to pre-tax income from continuing operations was equal to (1.2)% and 15.2%, respectively, with both lower than the U.S. statutory income tax rate of 21.0%, primarily due to the impacts of nontaxable and nondeductible items.

Tiptree sold its insurance and mortgage subsidiaries during the three months ended June 30, 2026. It had previously recorded deferred taxes on the outside basis on those investments which represented the tax that would be due, before consideration of loss carryforwards, when Tiptree sold its shares in these subsidiaries at their carrying values on Tiptree’s condensed consolidated balance sheet. The balance just prior to the sales was $130.0 million, an increase of $12.2 million from the year ended December 31, 2025, of which $1.8 million of benefit was recorded in OCI, and $14.0 million of expense was recorded as a provision for income taxes in discontinued operations. As of June 30, 2026, the deferred tax liability relating to these investments has been brought to zero and a current tax payable of $204.8 million has been established through the provision for income taxes in discontinued operations.

Balance Sheet Information

Tiptree’s total assets were 1.13 billion as of June 30, 2026, compared to 6.84 billion as of December 31, 2025. The decrease was primarily driven by the derecognition of the assets previously classified as held for sale in connection with the completed sales of Fortegra and Reliance during the three months ended June 30, 2026.

Total stockholders’ equity was $907.1 million as of June 30, 2026, compared to $752.4 million as of December 31, 2025, with the increase primarily driven by comprehensive income over the past six months, including the gain on sale on Fortegra, offset by dividends paid and share repurchases. As of June 30, 2026, there were 37,266,005 shares of common stock outstanding as compared to 37,824,472 shares as of December 31, 2025, with the decrease driven by share repurchases.

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

(in thousands, except per share information)	As of June 30,
	2026	2025
Total stockholders’ equity	$907,123	$723,368
Less: Non-controlling interests	-	223,530
Total stockholders’ equity, net of non-controlling interests	$907,123	$499,838

Total common shares outstanding	37,266	37,497

Book value per share	$24.34	$13.33

LIQUIDITY AND CAPITAL RESOURCES

The Company’s principal sources of liquidity are unrestricted cash, cash equivalents and other liquid investments, including income generated from the Company’s investment portfolio and proceeds from the sale of investments and other assets. The Company’s cash resources are intended to fund corporate operations, pursue capital allocation opportunities and return capital to shareholders, as appropriate. Management may seek additional sources of cash to fund acquisitions or investments. These additional sources of cash may take the form of debt or equity and may be at the parent, subsidiary or asset level. Tiptree is a holding company, and the Company's liquidity needs are primarily for compensation, professional fees, office rent and insurance costs.

As of June 30, 2026, cash and cash equivalents were $946.9 million, compared to $30.8 million as of December 31, 2025, an increase of $916.1 million, primarily reflecting the net proceeds received from the completed sales of Fortegra and Reliance. In addition, the Company held marketable securities of $158.2 million as of June 30, 2026, compared to $21.7 million in December 31, 2025, as a portion of the sale proceeds were invested in U.S. Treasury securities with a maturity date greater than 90 days at purchase. As of June 30, 2026, the Company had a current tax payable of $204.8 million primarily related to the Fortegra sale. The majority is expected to be paid prior to September 30, 2026.

Management believes that cash and cash equivalents, marketable securities, and cash flow from operations will provide sufficient capital to continue to grow the business, cover capital expenditures and other general corporate needs over the next several years. As management continues to expand Tiptree’s business, including by any acquisitions the Company may make in the future, additional working capital for increased costs could be required.

Consolidated Comparison of Cash Flows

The following table summarizes cash flows from continuing operations.

($ in thousands)	Six Months Ended June 30,
	2026	2025
Cash and cash equivalents provided by (used in):
Operating activities	$(18,394)	$(13,673)
Investing activities	(136,324)	(62,948)
Financing activities	(89,654)	64,650
Change in cash, cash equivalents and restricted cash	$(244,372)	$(11,971)

Refer to the Consolidated Statement of Cash Flow and Note (3) Dispositions & Discontinued Operations for additional details on cash flows related to discontinued operations.

Operating Activities from Continuing Operations

Cash used in operating activities for continuing operations for the six months ended June 30, 2026 and 2025 was $18.4 million and $13.7 million, respectively. This reflects the use of funds to support centralized management and ongoing corporate-level operating requirements.

Investing Activities from Continuing Operations

For the six months ended June 30, 2026 and 2025, cash used in investing activities was $136.3 million, and $62.9 million, respectively, driven by purchases of investments outpacing the proceeds from sales and maturities of investments.

Financing Activities from Continuing Operations

Cash used in financing activities was $89.7 million for the six months ended June 30, 2026, primarily attributable to the principal paydown of borrowings at the holding company, repurchases of common stock, and payment of common dividends. Cash provided by financing activities was $64.7 million for the six months ended June 30, 2025, primarily attributable to proceeds from issuance of debt at the holding company, partially offset by the payment of dividends, cash paid in connection with vested or exercised stock awards, and payment of debt issuance costs.

Cash Flows from Discontinued Operations

Cash flows pertaining to discontinued operations are reported separately on the Condensed Consolidated Statements of Cash Flows.

Cash provided by discontinued operating activities was $53.2 million, and $1.6 million for the six months ended June 30, 2026 and 2025, respectively. Cash provided by discontinued investing activities was $696.3 million, and $73.0 million for the six months ended June 30, 2026 and 2025, respectively, primarily related to the Fortegra and Reliance dispositions. Investing activities related to the Fortegra sale included deal proceeds of $1.12 billion, reduced by $402.7 million of cash held at Fortegra and expected escrow-related amounts, resulting in net proceeds of $713.4 million. Investing activities related to the Reliance sale included deal proceeds of $46.9 million, reduced by $14.6 million of cash held at Reliance and expected escrow-related amounts, resulting in net proceeds of $29.9 million. Cash provided by discontinued financing activities was $42.2 million for the six months ended June 30, 2026, compared with cash used in discontinued financing activities of $10.2 million for the six months ended June 30, 2025.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of the Company’s financial statements, which are in accordance with U.S. GAAP, requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ materially from those estimates. There have been no material changes to the critical accounting policies and estimates as discussed in Part II, Item 7A in Tiptree’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025.

Recently Adopted and Issued Accounting Standards

For a discussion of recently issued accounting standards, see Note (2) Summary of Significant Accounting Policies, in the accompanying consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025 described management’s Quantitative and Qualitative Disclosures About Market Risk. There were no material changes to the assumptions or risks during the six months ended June 30, 2026.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The Company and its subsidiaries are parties to legal proceedings arising in the ordinary course of business. Although the outcome of such proceedings cannot be predicted with certainty, the Company does not believe that any such proceedings, individually or in the aggregate, will have a material adverse effect on its consolidated financial position.

Item 1A. Risk Factors

For information regarding factors that could affect the Company, results of operations and financial condition, see the risk factors discussed under Part I, Item 1A in Tiptree’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025. There have been no material changes in those risk factors.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Share repurchase activity for three months ended June 30, 2026 was as follows:

Period	Purchaser	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value ($ in thousands) of Shares That May Yet Be Purchased Under the Plans or Programs (1)
April 1, 2026 to April 30, 2026	Tiptree Inc.	—	$—	—
May 1, 2026 to May 31, 2026	Tiptree Inc.	—	$—	—
June 1, 2026 to June 30, 2026	Tiptree Inc.	304,070	$17.50	304,070
	Total	304,070	$17.50	304,070	$14,680
(1)
On April 28, 2026, the Board of Directors of Tiptree authorized Tiptree’s Executive Committee to repurchase up to $20 million of its outstanding common stock in the aggregate from time to time.

Item 3. Defaults Upon Senior Securities

Not Applicable.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

Not Applicable.

Item 6. Exhibits, Financial Statement Schedules

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Tiptree Inc. has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Tiptree Inc.

Date:	July 29, 2026	By:/s/ Michael G. Barnes
Michael G. Barnes
Chairman and Chief Executive Officer

Date:	July 29, 2026	By:/s/ Scott McKinney
Scott McKinney
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification of Chairman and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification of Chairman and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
104	Cover Page Interactive Data File (embedded within the iXBRL document and included in Exhibit 101).

* Attached as Exhibit 101 to this Quarterly Report on Form 10-Q are the following materials, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets as of June 30, 2026 and December 31, 2025, (ii) the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2026 and 2025, (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2026 and 2025, (iv) the Condensed Consolidated Statements of Changes in Stockholders’ Equity for the periods ended June 30, 2026 and 2025, (v) the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2026 and 2025 and (vi) the Notes to the Condensed Consolidated Financial Statements.