Form 10-Q
period 2026-09-30
TIPTREE INC.
filed 2026-10-28
CIK 1393726

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2026

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

As of October 23, 2026, there were 36,425,296 shares, par value $0.001, of the registrant’s common stock outstanding.

Tiptree Inc.

Quarterly Report on Form 10-Q

September 30, 2026

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

TIPTREE INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets (Unaudited)

(in thousands, except share data)

	As of
	September 30, 2026	December 31, 2025
Assets:
Current assets:
Cash and cash equivalents	$198,312	$30,784
Marketable securities	589,555	21,701
Other current assets	12,251	2,361
Total current assets	800,118	54,846
Corporate securities	122,137	—
Right of use asset	7,034	8,301
Property, plant and equipment, net	5,179	6,262
Deferred tax assets	7,210	—
Other assets	3,148	2,269
Assets held for sale (1)	—	6,768,387
Total assets	$944,826	$6,840,065
Liabilities and Stockholders’ Equity
Liabilities:
Current liabilities:
Short-term debt, net	$—	$8,138
Current tax payable	20,358	—
Other current liabilities	14,818	20,964
Total current liabilities	35,176	29,102
Long-term debt, net	—	63,948
Long-term lease obligations	7,118	8,654
Deferred tax liabilities	—	80,390
Liabilities held for sale (1)	—	5,905,572
Total liabilities	$42,294	$6,087,666
Stockholders’ Equity:
Preferred stock: $0.001 par value, 100,000,000 shares authorized, none issued or outstanding	$—	$—
Common stock: $0.001 par value, 200,000,000 shares authorized, 36,877,761 and 37,824,472 shares issued and outstanding, respectively	37	38
Additional paid-in capital	381,068	394,435
Accumulated other comprehensive income (loss), net of tax	(2,057)	(7,496)
Retained earnings	523,484	121,574
Total Tiptree Inc. stockholders’ equity	902,532	508,551
Non-controlling interests:
Fortegra preferred interests	—	77,679
Common interests	—	166,169
Total non-controlling interests	—	243,848
Total stockholders’ equity	902,532	752,399
Total liabilities and stockholders’ equity	$944,826	$6,840,065
(1)
See Note (3) Dispositions and Discontinued Operations for further details.

See accompanying notes to condensed consolidated financial statements.

TIPTREE INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations (Unaudited)

(in thousands, except share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenues:
Other revenue	$—	$3	$—	$485
Total revenues	—	3	—	485
Expenses:
Employee compensation and benefits	3,872	10,436	17,136	26,754
Depreciation and amortization	365	365	1,083	1,083
Other expenses	1,752	2,086	5,818	9,984
Total expenses	5,989	12,887	24,037	37,821
Operating income (loss) before taxes	(5,989)	(12,884)	(24,037)	(37,336)
Non operating income:
Net realized and unrealized gains (losses)	(3)	273	(264)	(441)
Other income	11,055	1,237	15,938	2,638
Income (loss) before taxes	5,063	(11,374)	(8,363)	(35,139)
Less: provision (benefit) for income taxes	440	(1,870)	602	(5,489)
Net income (loss) from continuing operations	4,623	(9,504)	(8,965)	(29,650)
Discontinued operations:
Income (loss) from discontinued operations (1)	578	15,925	417,645	60,666
Net income (loss) attributable to common stockholders	$5,201	$6,421	$408,680	$31,016

Net income (loss) from continuing operations per common share:
Basic earnings per share	$0.12	$(0.25)	$(0.24)	$(0.79)
Diluted earnings per share	$0.12	$(0.25)	$(0.24)	$(0.79)

Net income (loss) from discontinued operations per common share:
Basic earnings per share	$0.02	$0.42	$11.14	$1.62
Diluted earnings per share	$0.02	$0.38	$11.06	$1.49

Net income (loss) per common share:
Basic earnings per share	$0.14	$0.17	$10.90	$0.83
Diluted earnings per share	$0.14	$0.13	$10.82	$0.70

Weighted average number of common shares:
Basic	37,219,388	37,565,019	37,501,234	37,470,832
Diluted	37,788,015	37,565,019	37,501,234	37,470,832

Dividends declared per common share	$0.06	$0.06	$0.18	$0.18
(1)
See Note (3) Dispositions and Discontinued Operations for further details.

See accompanying notes to condensed consolidated financial statements.

TIPTREE INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net income (loss) attributable to common stockholders	$5,201	$6,421	$408,680	$31,016
Other comprehensive income (loss), net of tax:
Change in unrealized gains (losses) on available for sale securities	(2,642)	10,749	5,131	25,803
Change in unrealized currency translation adjustments	—	(2,022)	(5,918)	13,051
Related (provision) benefit for income taxes	580	(3,534)	6,054	(11,604)
Other comprehensive income (loss), net of tax	(2,062)	5,193	5,267	27,250
Comprehensive income (loss)	3,139	11,614	413,947	58,266
Less: comprehensive income (loss) attributable to non-controlling interests	—	1,326	(172)	7,256
Comprehensive income (loss) attributable to common stockholders	$3,139	$10,288	$414,119	$51,010

See accompanying notes to condensed consolidated financial statements.

TIPTREE INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

(in thousands, except share data)

	Common stock						Non-controlling interests
	Number of shares	Par value	Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings	Total Tiptree Inc. stockholders' equity	Fortegra preferred interests	Common interests	Total stockholders' equity
Balance at December 31, 2025	37,824,472	$38	$394,435	$(7,496)	$121,574	$508,551	$77,679	$166,169	$752,399
Amortization of share-based incentive compensation	—	—	4,209	—	—	4,209	—	12,410	16,619
Vesting of share-based incentive compensation	58,465	—	(319)	—	—	(319)	—	(476)	(795)
Shares repurchased	(1,005,176)	(1)	(17,252)	—	—	(17,253)	—	—	(17,253)
Non-controlling interest distributions		—	(5)	—	—	(5)	—	—	(5)
Removal of non-controlling interest upon sale of subsidiary	—	—	—	—	—	—	(77,679)	(194,468)	(272,147)
Common stock dividends declared	—	—	—	—	(6,770)	(6,770)	—	—	(6,770)
Other comprehensive income (loss), net of tax	—	—	—	5,439	—	5,439	—	(172)	5,267
Subsidiary preferred dividends declared	—	—	—	—	(2,609)	(2,609)	—	—	(2,609)
Net income (loss)	—	—	—	—	411,289	411,289	—	16,537	427,826
Balance at September 30, 2026	36,877,761	$37	$381,068	$(2,057)	$523,484	$902,532	$—	$—	$902,532

Balance at June 30, 2026	37,266,005	$37	$386,557	$5	$520,524	$907,123	$—	$—	$907,123
Amortization of share-based incentive compensation	—	—	1,392	—	—	1,392	—	—	1,392
Vesting of share-based incentive compensation	2,829	—	52	—	—	52	—	—	52
Shares repurchased	(391,073)	—	(6,933)	—	—	(6,933)	—	—	(6,933)
Removal of non-controlling interest upon sale of subsidiary	—	—	—	—	—	—	—	—	—
Common stock dividends declared	—	—	—	—	(2,241)	(2,241)	—	—	(2,241)
Other comprehensive income (loss), net of tax	—	—	—	(2,062)	—	(2,062)	—	—	(2,062)
Subsidiary preferred dividends declared	—	—	—	—	—	—	—	—	—
Net income (loss)	—	—	—	—	5,201	5,201	—	—	5,201
Balance at September 30, 2026	36,877,761	$37	$381,068	$(2,057)	$523,484	$902,532	$—	$—	$902,532

TIPTREE INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

(in thousands, except share data)

	Common stock						Non-controlling interests
	Number of shares	Par value	Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings	Total Tiptree Inc. stockholders' equity	Fortegra preferred interests	Common interests	Total stockholders' equity
Balance at December 31, 2024	37,255,838	$37	$389,693	$(27,750)	$95,718	$457,698	$77,679	$121,394	$656,771
Amortization of share-based incentive compensation	—	—	9,637	—	—	9,637	—	3,021	12,658
Vesting of share-based incentive compensation	564,282	1	(6,383)	—	—	(6,382)	—	3,015	(3,367)
Common stock dividends declared	—	—	—	—	(6,789)	(6,789)	—	—	(6,789)
Other comprehensive income (loss), net of tax	—	—	—	19,994	—	19,994	—	7,256	27,250
Subsidiary preferred dividends declared	—	—	—	—	(4,787)	(4,787)	—	—	(4,787)
Net income (loss)	—	—	—	—	35,803	35,803	—	23,879	59,682
Balance at September 30, 2025	37,820,120	$38	$392,947	$(7,756)	$119,945	$505,174	$77,679	$158,565	$741,418

Balance at June 30, 2025	37,496,977	$37	$395,637	$(11,623)	$115,787	$499,838	$77,679	$145,851	$723,368
Amortization of share-based incentive compensation	—	—	1,417	—	—	1,417	—	486	1,903
Vesting of share-based incentive compensation	323,143	1	(4,107)	—	—	(4,106)	—	3,326	(780)
Common stock dividends declared	—	—	—	—	(2,263)	(2,263)	—	—	(2,263)
Other comprehensive income (loss), net of tax	—	—	—	3,867	—	3,867	—	1,326	5,193
Subsidiary preferred dividends declared	—	—	—	—	(1,613)	(1,613)	—	—	(1,613)
Net income (loss)	—	—	—	—	8,034	8,034	—	7,576	15,610
Balance at September 30, 2025	37,820,120	$38	$392,947	$(7,756)	$119,945	$505,174	$77,679	$158,565	$741,418

See accompanying notes to condensed consolidated financial statements.

TIPTREE INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Nine Months Ended September 30,
	2026	2025
Operating Activities:
Net income (loss) attributable to common stockholders	$408,680	$31,016
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Net realized and unrealized (gains) losses	264	441
Non-cash compensation expense	4,360	9,859
Amortization/accretion of premiums and discounts	(2,252)	(1,018)
Depreciation and amortization expense	1,083	1,083
Non-cash lease expense	1,397	1,441
Deferred provision (benefit) for income taxes	—	(5,741)
Amortization of deferred financing costs	—	—
Net income from discontinued operations	(417,645)	(60,666)
Changes in operating assets and liabilities:
(Increase) decrease in other assets	611	1,159
Increase (decrease) in other liabilities and lease obligations	(11,962)	(2,824)
Net cash provided by (used in) operating activities from continuing operations	(15,464)	(25,250)
Net cash provided by (used in) operating activities from discontinued operations	(131,763)	148,616
Net cash provided by (used in) operating activities	(147,227)	123,366
Investing Activities:
Purchases of investments	(878,289)	(90,506)
Proceeds from sales and maturities of investments	183,105	61,344
Net cash provided by (used in) investing activities from continuing operations	(695,184)	(29,162)
Net cash provided by (used in) investing activities from discontinued operations	697,667	(93,729)
Net cash provided by (used in) investing activities	2,483	(122,891)
Financing Activities:
Dividends paid	(6,770)	(6,788)
Non-controlling interest (redemptions) contributions	(5)	—
Cash (paid) received in connection with vested or exercised stock awards	(502)	(6,587)
Payment of debt issuance costs	(50)	(2,285)
Proceeds from borrowings and mortgage notes payable	—	74,250
Principal paydowns of borrowings and mortgage notes payable	(74,249)	(563)
Repurchases of common stock and other changes in additional paid-in capital	(17,092)	—
Net cash provided by (used in) financing activities from continuing operations	(98,668)	58,027
Net cash provided by (used in) financing activities from discontinued operations	42,160	24
Net cash provided by (used in) financing activities	(56,508)	58,051
Effect of exchange rate changes on cash	2,193	4,770
Net increase (decrease) in cash, cash equivalents and restricted cash	(199,059)	63,296
Cash, cash equivalents and restricted cash – beginning of period	30,784	19,437
Cash, cash equivalents and restricted cash – beginning of period - held for sale	366,587	396,827
Cash, cash equivalents and restricted cash – end of period	198,312	479,560
Less: Reclassification of cash to held for sale	—	456,789
Cash, cash equivalents and restricted cash – end of period	$198,312	$22,771

	As of
Reconciliation of cash, cash equivalents and restricted cash (1)	September 30, 2026	December 31, 2025
Cash and cash equivalents	$198,312	$322,169
Restricted cash	—	75,202
Total cash, cash equivalents and restricted cash shown in the statements of cash flows	$198,312	$397,371
(1)
The December 31, 2025 balance includes cash and cash equivalents associated with assets held for sale. Such amounts were included in assets held for sale on the Condensed Consolidated Balance Sheet as of December 31, 2025.

See accompanying notes to condensed consolidated financial statements.

TIPTREE INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2026

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

For the three and nine months ended September 30, 2026, the Chief Operating Decision Maker (“CODM”) was the Chief Executive Officer of the Company. For the three and nine months ended September 30, 2025, the CODM was the Executive Committee of the Company. The CODM primarily uses income before taxes, as reported on the Condensed Consolidated Statements of Operations, to allocate resources and assess performance. In addition, management's measure of segment assets is reported on the Condensed Consolidated Balance Sheets as total assets. Significant segment expenses can be seen on the Condensed Consolidated Statements of Operations. The Company’s previous insurance and mortgage segments have been sold, and the Company now operates under one operating and reportable segment.

On May 1, 2026, Tiptree completed the Reliance Transaction to Carrington Mortgage Services, LLC, as the buyer. Pursuant to the Agreement, Carrington acquired all the issued and outstanding membership interests of Reliance for an amount equal, in U.S. dollars, to the sum of (a) the product of (i) the Tangible Book Value (as defined in the Reliance Purchase Agreement) of Reliance as of the closing of the Reliance Transaction and (ii) 93.50%; less (b) Transaction Expenses (as defined in the Reliance Purchase Agreement); less (c) Unpaid Taxes (as defined in the Reliance Purchase Agreement) (the “Reliance Transaction”). At the closing of the Reliance Transaction, the Reliance Buyer paid to the Reliance Sellers the Estimated Cash Payment (as defined in the Reliance Purchase Agreement), less an amount equal to the Purchase Price Adjustment Holdback Amount (as defined in the Reliance Purchase Agreement).

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

(2) Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements of Tiptree have been prepared in accordance with generally accepted accounting principles in the United States of America (GAAP) and include the accounts of the Company and its subsidiaries. The condensed consolidated financial statements are presented in U.S. dollars, the main operating currency of the Company. The unaudited condensed consolidated financial statements presented herein should be read in conjunction with the annual audited financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025. In the opinion of management, the accompanying unaudited interim financial information reflects all adjustments, including normal recurring adjustments necessary to present fairly the Company’s financial position, results of operations, comprehensive income and cash flows for each of the interim periods presented. The results of operations for the three and nine months ended September 30, 2026 and 2025 are not necessarily indicative of the results that may be expected for the full year ending on December 31, 2026.

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

September 30, 2026

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

(3) Dispositions and Discontinued Operations

Dispositions

On May 1, 2026, the Company completed the sale of Reliance, its mortgage segment, pursuant to the Purchase Agreement entered on October 31, 2025. The total consideration received for the sale of Reliance consisted of cash proceeds of $49,667, subject to customary post-closing adjustments. The disposal group incurred cumulative impairment losses of $9,052 upon its initial classification as held for sale and as a discontinued operation in 2025 which was inclusive of a goodwill and intangible impairment of $1,708. During the nine months ended September 30, 2026, the Company recognized a favorable adjustment of $466 on sale in discontinued operations related to subsequent changes in estimated fair value less costs to sell, resulting in a cumulative pretax loss of $8,586.

On May 29, 2026, the Company completed the sale of Fortegra, its insurance segment, pursuant to the Sale Agreement entered on September 26, 2025. The total consideration received for the sale of Fortegra consisted of cash proceeds of $1,650,000, less transaction expenses of $25,023 in which the Company received consideration of $1,121,743. The Company recognized an after-tax gain on sale of $372,833, which is included in net income from discontinued operations for the nine months ended September 30, 2026.

TIPTREE INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2026

(in thousands, except share data)

($ in thousands)	As of
September 30, 2026
Consideration	$1,650,000
Less: transaction expenses	25,023
Net consideration	1,624,977
Tiptree diluted ownership of Fortegra	69.0%
Fair value of consideration received	1,121,743
Less: Basis in Fortegra	636,439
Gain subject to tax	485,304
Less: Tax on gain	112,471
Gain on disposal	$372,833

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

Fortegra

The following table presents details of Fortegra’s revenues and expenses of discontinued operations in the condensed consolidated statements of operations for the following periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenues:
Earned premiums, net	$—	$383,881	$627,130	$1,129,259
Service and administrative fees	—	95,821	138,339	289,966
Ceding commissions	—	3,483	5,159	10,658
Net investment income	—	7,397	22,254	29,631
Net realized and unrealized gains (losses)	—	24,761	15,893	33,310
Other revenue	—	7,273	11,231	23,390
Total revenues	—	522,616	820,006	1,516,214

Expenses:
Policy and contract benefits	—	217,330	332,834	653,115
Commissions expense	—	144,919	231,801	437,005
Employee compensation and benefits	—	41,736	76,541	115,882
Interest expense (1)	—	10,344	16,153	30,872
Depreciation and amortization expenses (2)	—	4,824	—	13,758
Other expenses (2)	—	54,015	59,127	114,335
Total expenses	—	473,168	716,456	1,364,967
Income (loss) before taxes	—	49,448	103,550	151,247
Gain (loss) on sale of discontinued operations	760	—	485,304	—
Income (loss) before taxes (including sale)	760	49,448	588,854	151,247
Less: provision (benefit) for income taxes (3)	167	24,222	152,396	61,862
Net income (loss) from discontinued operations	593	25,226	436,458	89,385
Less: net income (loss) attributable to non-controlling interests	—	9,189	19,146	28,666
Net income (loss) from discontinued operations after non-controlling interests	$593	$16,037	$417,312	$60,719
(1)
Due to a loan covenant on the Tiptree Holdings debt, repayment was required from the proceeds of the Sale. In accordance with ASC 205-20, Presentation of Financial Statements, expenses related to this debt have been classified within discontinued operations, for the nine months ended September 30, 2026 and 2025 amounted to approximately $2,951 and $5,319, respectively. See Note (5) Debt, net for further details.
(2)
In accordance with ASC 360, Property, Plant and Equipment, the Company ceased recording depreciation and amortization on long-lived assets upon their classification as held for sale.

TIPTREE INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2026

(in thousands, except share data)

(3)
For the nine months ended September 30, 2026 and 2025 deferred tax expense of $13,496 and $18,000, respectively, was associated with the book-to-tax basis difference in Tiptree’s investment in Fortegra. While the liability is a parent-level tax attribute, the expense relating to it is classified within discontinued operations in accordance with ASC 740-10-45-20, Income Taxes.

The following table presents a summary of cash flows related to discontinued operations included in the condensed consolidated statements of cash flows for the following periods:

	Nine Months Ended September 30,
	2026	2025
Net cash provided by (used in):
Operating activities	$(117,173)	$157,054
Investing activities	666,451	(92,956)
Financing Activities	28,911	(9,938)
Effect of exchange rate changes on cash	2,193	4,770
Net cash flows provided by (used in) discontinued operations	$580,382	$58,930

Reliance

The following table presents details of Reliance’s revenues and expenses of discontinued operations in the condensed consolidated statements of operations for the following periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenues:
Net realized and unrealized gains (losses)	$—	$9,843	$13,026	$29,485
Other revenue	—	6,327	8,417	18,096
Total revenues	—	16,170	21,443	47,581

Expenses:
Employee compensation and benefits	—	9,922	12,449	29,065
Interest expense	—	346	518	1,040
Depreciation and amortization expenses (1)	—	70	—	223
Impairment expense (2)	—	—	(486)	—
Other expenses (1)	—	5,630	8,051	17,023
Total expenses	—	15,968	20,532	47,351
Income (loss) before taxes	—	202	911	230
Gain (loss) on sale of discontinued operations	(20)	—	(20)	—
Income (loss) before taxes (including sale)	(20)	202	891	230
Less: provision (benefit) for income taxes (3)	(5)	314	558	283
Net income (loss) from discontinued operations	$(15)	$(112)	$333	$(53)
(1)
In accordance with ASC 360, Property, Plant and Equipment, the Company ceased recording depreciation and amortization on long-lived assets upon their classification as held for sale.
(2)
As part of the sale of the mortgage segment, the Company recognized an impairment charge to reduce the carrying amount of the subsidiary’s assets to their estimated fair value, based on the consideration specified in the Reliance Purchase Agreement.
(3)
For the nine months ended September 30, 2026 and 2025 deferred tax expense of $466 and $0, respectively, was associated with the book-to-tax basis difference in Tiptree’s investment in Reliance. While the liability is a parent-level tax attribute, the expense relating to it is classified within discontinued operations in accordance with ASC 740-10-45-20, Income Taxes.

The following table presents a summary of cash flows related to discontinued operations included in the condensed consolidated statements of cash flows for the following periods:

	Nine Months Ended September 30,
	2026	2025
Net cash provided by (used in):
Operating activities	$(14,590)	$(8,438)
Investing activities	31,216	(773)
Financing Activities	13,249	9,962
Net cash flows provided by (used in) discontinued operations	$29,875	$751

TIPTREE INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2026

(in thousands, except share data)

(4) Marketable Securities and Corporate Securities

The Company maximizes the use of observable inputs and minimizes the use of unobservable inputs to the extent possible to measure a financial instrument’s fair value. Observable inputs reflect the assumptions market participants would use in pricing an asset or liability, and are affected by the type of product, whether the product is traded on an active exchange or in the secondary market, as well as current market conditions. To the extent that valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, for disclosure purposes, the level in the fair value hierarchy within which the fair value measurement in its entirety falls is determined based on the lowest level input that is significant to the fair value measurement in its entirety. Fair value is estimated by applying the hierarchy discussed in Note (2) Summary of Significant Accounting Policies, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025. The hierarchy prioritizes the inputs used in measuring fair value into three levels and classifies measurements based on the lowest level input that is significant to the fair value measurement. Accordingly, the degree of judgment exercised by the Company in determining fair value is greatest for instruments categorized within Level 3 of the fair value hierarchy.

The Company’s fair value measurements are based primarily on a market approach, which utilizes prices and other relevant information generated by market transactions involving identical or comparable financial instruments. Sources of inputs to the market approach include third-party pricing services, independent broker quotations and pricing matrices. Management analyzes the third-party valuation methodologies and the related inputs to perform assessments to determine the appropriate level within the fair value hierarchy and to assess reliability of values. Further, management has a process in place to review all changes in fair value that occurred during each measurement period. Any discrepancies or unusual observations are followed through to resolution through the source of the pricing as well as utilizing comparisons, if applicable, to alternate pricing sources.

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

Available for Sale Securities, at fair value

U.S. Treasury Securities, Corporate Securities: Fair values were obtained from an independent pricing service and a third-party investment manager. The prices provided by the independent pricing service and third-party investment manager are based on quoted market prices, when available, non-binding broker quotes, or matrix pricing and fall under Level 2 or Level 3 in the fair value hierarchy.

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

The following table presents the Company’s marketable securities, measured at fair value as of the following periods:

	As of September 30, 2026
	Quoted	Other
	prices	significant	Significant
	in active	observable	unobservable
	markets	inputs	inputs
	Level 1	Level 2	Level 3	Fair value
Assets:
Available for sale securities, at fair value:
U.S. Treasury securities	$—	$588,974	$—	$588,974
Corporate securities	—	122,137	—	122,137
Certificates of deposit	581	—	—	581
Total available for sale securities, at fair value	581	711,111	—	711,692

Total marketable securities and corporate securities	$581	$711,111	$—	$711,692

TIPTREE INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2026

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

Available for Sale Securities, at fair value

The following tables present the Company’s investments in AFS securities included within marketable securities and corporate securities on the condensed consolidated balance sheets. The Company holds cash equivalents that are managed as part of its investment portfolio and, due to the short-term maturities of these assets, the carrying value of these investments approximates fair value. The Company held cash equivalents of $170,387 and $22,919 at September 30, 2026 and December 31, 2025, respectively.

	As of September 30, 2026
	Amortized	Allowance for	Net carrying	Gross	Gross
	Cost	credit losses	amount	unrealized gains	unrealized losses	Fair value
U.S. Treasury securities	$588,785	$—	$588,785	$189	$—	$588,974
Corporate securities	124,953	—	124,953	—	(2,816)	122,137
Certificates of deposit	581	—	581	—	—	581
Total	$714,319	$—	$714,319	$189	$(2,816)	$711,692

	As of December 31, 2025
	Amortized	Allowance for	Net carrying	Gross	Gross
	Cost	credit losses	amount	unrealized gains	unrealized losses	Fair value
U.S. Treasury securities	$16,158	$—	$16,158	$333	$—	$16,491
Certificates of deposit	581	—	581	—	—	581
Total	$16,739	$—	$16,739	$333	$—	$17,072

Allowance for Credit Losses and Unrealized Losses on Fixed Income Securities

A reversible allowance for credit losses is recognized on available-for-sale fixed income securities, if applicable. Several criteria are reviewed to determine if securities in the fixed income portfolio should be included in the allowance for expected credit loss evaluation, including: Changes in technology that may impair the earnings potential of the investment; the discontinuance of a segment of business that may affect future earnings potential; reduction of or non-payment of interest and/or principal; specific concerns related to the issuer’s industry or geographic area of operation; significant or recurring operating losses, poor cash flows and/or deteriorating liquidity ratios and downgrades in credit quality by a major rating agency.

If changes in interest rates and credit spreads do not reasonably explain the unrealized loss for an available-for-sale security, or if any of the criteria above indicate a potential credit loss, the security is subjected to a discounted cash flow analysis. Inputs into the discounted cash flow analysis include prepayment assumptions for structured securities, default rates and recoverability rates based on credit rating. The allowance for any security is limited to the amount that the security’s fair value is below amortized cost. Management evaluated the AFS debt securities in unrealized loss positions and determined that the unrealized losses were primarily attributable to changes in market interest rates and other non-credit factors. The Company does not intend to sell the securities and it is not more likely than not that it will be required to sell the securities before recovery of their amortized cost basis. As of September 30, 2026, there were no securities that resulted in an allowance for credit losses.

Accrued interest receivable on AFS securities of $5,450 and $11 as of September 30, 2026 and December 31, 2025, respectively, is excluded from the amortized cost basis and fair value of AFS securities presented above and is reported within other current assets on

TIPTREE INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2026

(in thousands, except share data)

the condensed consolidated balance sheets. No allowance for credit losses were allocated for accrued interest receivables or reversed or written off during the periods presented.

The amortized cost and fair values of AFS securities, by contractual maturity date, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	As of
	September 30, 2026		December 31, 2025
	Amortized cost	Fair value	Amortized cost	Fair value
Due in one year or less	$589,366	$589,555	$16,739	$17,072
Due after one year through five years	124,953	122,137	—	—
Total	$714,319	$711,692	$16,739	$17,072

The following table presents the gross unrealized losses on available for sale securities by the length of time that individual securities have been in a continuous unrealized loss position as of September 30, 2026. Comparative information has been omitted as no available for sale securities were in a continuous unrealized loss position as of December 31, 2025:

	As of September 30, 2026
	Less than or equal to one year			More than one year
	Fair value	Gross unrealized loss	# of Securities (1)	Fair value	Gross unrealized loss	# of Securities (1)
Corporate securities	$122,137	$(2,816)	21	$—	$—	—
Total	$122,137	$(2,816)	21	$—	$—	—
(1)
Presented in whole numbers.

The following table presents additional information on the Company’s AFS securities included within marketable securities and corporate securities:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Purchases of AFS securities	$721,095	$16,158	$878,289	$88,009
Proceeds from maturities, calls and prepayments of AFS securities	$162,236	$45,000	$178,736	$55,350
Gross proceeds from sales of AFS securities	$—	$4,944	$—	$4,944

During the three and nine months ended September 30, 2026, the Company recognized a realized loss of $3 related to the sale of an AFS U.S. Treasury security classified within cash and cash equivalents. The Company did not recognize any other realized gains or losses from sales or redemptions of AFS securities during the periods presented.

The cost of securities sold is determined using the specific identification method. Realized gains and losses on sales or redemptions of available for sale securities, when recognized, are recorded in net realized and unrealized gains (losses) in the condensed consolidated statements of operations.

TIPTREE INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2026

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net realized gains (losses)
Net realized gains (losses) on equity securities	$—	$—	$(3,095)	$—
Net realized gains other	(3)	—	(3)	50
Total net realized gains (losses)	$(3)	$—	$(3,098)	$50

Net unrealized gains (losses)
Net unrealized gains (losses) on equity securities held at period end	$—	$274	$—	$(942)
Reclass of unrealized (gains) losses from prior periods for equity securities sold	—	—	2,834	—
Other	—	(1)	—	451
Total net unrealized gains (losses)	—	273	2,834	(491)
Total net realized and unrealized gains (losses)	$(3)	$273	$(264)	$(441)

(5) Debt, net

Tiptree Credit Agreement

Tiptree Holdings, a subsidiary of Tiptree Inc., had a $75,000 senior secured credit facility due February 7, 2028, bearing interest at a rate of SOFR plus 5.25% with quarterly principal amortization. Pursuant to the terms of the Credit Facility, the outstanding balance was required to be repaid from the proceeds of the sale of Fortegra. On May 29, 2026, in connection with the closing of the Fortegra transaction, the Company repaid the outstanding balance in full. In accordance with ASC 205-20, interest expense and amortization of debt issuance costs related to the Credit Facility were classified within discontinued operations. Interest expense included in discontinued operations related to the Credit Facility was $0 and $2,083 for the three months ended September 30, 2026 and 2025, respectively, and $2,951 and $5,319 for the nine months ended September 30, 2026 and 2025, respectively. Debt obligations associated with the discontinued businesses that were not repaid by the Company were assumed by the respective buyers upon closing as part of the sale transactions.

(6) Other Current Liabilities

The following table presents the components of other current liabilities as reported in the condensed consolidated balance sheets:

	As of
	September 30, 2026	December 31, 2025
Accrued compensation and benefits	$10,079	$19,120
Other	4,739	1,844
Total other current liabilities	$14,818	$20,964

(7) Lease Obligations

Operating Leases

The following table presents rent expense for the Company’s office leases recorded in other expenses on the condensed consolidated statements of operations for the following periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Rent expense for office leases	$469	$474	$1,397	$1,441

The Company entered into a sublease of its former corporate office space in December 2022. As a result of the sublease, future lease payments will be offset by $1,842 annually from July 2023 through August 2029.

(8) Stockholders' Equity

TIPTREE INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2026

(in thousands, except share data)

Stock Repurchases

During the nine months ended September 30, 2026, 1,005,176 shares were repurchased at a weighted average price per share of $17.00. On July 28, 2026, the Board of Directors authorized an increase in the capacity of the share repurchase program to $20,000. As of September 30, 2026, $13,736 remained available under the authorization. On October 27, 2026, the Board of Directors of Tiptree authorized Tiptree’s Executive Committee to repurchase up to $20,000 of its outstanding common stock in the aggregate from time to time.

Dividends

The Company declared cash dividends per share for the following periods presented below:

	Dividends per share for the
	Nine Months Ended September 30,
	2026	2025
First quarter	$0.06	$0.06
Second quarter	0.06	0.06
Third quarter	0.06	0.06
Total cash dividends declared	$0.18	$0.18

The following table presents the components of non-controlling interests as reported in the condensed consolidated balance sheets:

	As of
	September 30, 2026	December 31, 2025
Fortegra preferred interests	$—	$77,679
Fortegra common interests	—	166,169
Total non-controlling interests	$—	$243,848

(9) Accumulated Other Comprehensive Income (Loss)

The following table presents the activity of AFS securities in AOCI, net of tax, for the following periods:

	Unrealized gains (losses) on available for sale securities	Foreign currency translation adjustment	Total AOCI	Amount attributable to non-controlling interests	Total AOCI to Tiptree Inc.
Balance at December 31, 2024	$(32,266)	$(2,529)	$(34,795)	$7,045	$(27,750)
Other comprehensive income (losses) before reclassifications	13,795	13,051	26,846	(7,256)	19,590
Amounts reclassified from AOCI	404	—	404	—	404
OCI	14,199	13,051	27,250	(7,256)	19,994
Balance at September 30, 2025	$(18,067)	$10,522	$(7,545)	$(211)	$(7,756)

Balance at December 31, 2025	$(13,242)	$5,918	$(7,324)	$(172)	$(7,496)
Other comprehensive income (losses) before reclassifications	(2,060)	—	(2,060)	—	(2,060)
Amounts reclassified from AOCI	13,245	(5,918)	7,327	172	7,499
OCI	11,185	(5,918)	5,267	172	5,439
Balance at September 30, 2026	$(2,057)	$—	$(2,057)	$—	$(2,057)

The following table presents the reclassification adjustments out of AOCI included in net income and the impacted line items on the condensed consolidated statement of operations for the following periods:

TIPTREE INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2026

(in thousands, except share data)

	Three Months Ended September 30,		Nine Months Ended September 30,		Affected line item in consolidated statements
Components of AOCI	2026	2025	2026	2025	of operations
Unrealized gains (losses) on available for sale securities	$(3)	$—	$(3)	$—	Net realized and unrealized gains (losses)
Unrealized gains (losses) on available for sale securities related to discontinued operations	—	65	(7,767)	(523)	Gain (loss) on sale of discontinued operations
Release of cumulative translation adjustment	—	—	5,918	—	Gain (loss) on sale of discontinued operations
Removal of noncontrolling interest upon disposal of subsidiary	—	—	(172)	—	Gain (loss) on sale of discontinued operations
Related tax (expense) benefit	—	(15)	(5,475)	119	Provision for income tax
Net of tax	$(3)	$50	$(7,499)	$(404)

(10) Stock Based Compensation

Tiptree Equity Plans

The table below summarizes changes to the issuances under the Company’s 2017 Omnibus Incentive Equity Plan for the periods indicated, excluding awards granted under the Company’s subsidiary incentive plans:

2017 Equity Plan	Number of shares
Available for issuance as of December 31, 2025	460,942
RSU, stock and option awards granted	(57,535)
Forfeited	4,447
Amendment to plan	4,000,000
Available for issuance as of September 30, 2026	4,407,854

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

The following table presents changes to the issuances of RSUs under the 2017 Omnibus Incentive Equity Plan for the periods indicated:

	Number of shares issuable	Weighted average grant date fair value
Unvested units as of December 31, 2025	218,018	$18.64
Granted	57,535	16.77
Vested	(86,906)	16.80
Unvested units as of September 30, 2026 (1)	188,647	$18.92
(1)
Includes 70,866, 87,463 and 30,318 shares that vest in 2027, 2028 and 2029, respectively.

The following tables present the detail of the granted and vested RSUs and stock awards for the periods indicated:

	Nine Months Ended September 30,			Nine Months Ended September 30,
Granted	2026	2025	Vested	2026	2025
Directors	9,976	9,615	Directors	9,976	9,615
Employees	47,559	282,813	Employees	76,930	352,479
Total Granted	57,535	292,428	Total Vested	86,906	362,094
			Taxes	(29,445)	(117,764)
			Net Vested	57,461	244,330

TIPTREE INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2026

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

As of September 30, 2026, 4,520,833 PRSUs were unvested. The following table illustrates the aggregate number of PRSUs that will vest upon the achievement of each Tiptree share price target. Such price targets are adjusted down for cumulative dividends paid by the Company since grant (e.g., the next share-price target is $28.65 as adjusted for cumulative dividends paid to date).

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

The following table presents the assumptions used to measure the fair value of the PRSUs as of the respective grant date, or June 7, 2022, when the original tranches were converted to equity awards:

Valuation Input	June 2022	October 2022	January 2024
Historical volatility	38.75%	39.23%	39.10%
Risk-free rate	3.04%	3.95%	3.80%
Dividend yield	1.45%	1.44%	1.05%
Cost of equity	11.72%	14.19%	13.65%
Expected term (years)	6.0	5.9	5.5

Stock Option Awards

Between 2016 and 2020, option awards were granted to the Executive Committee with an exercise price equal to the fair market value of the Company’s common stock on the date of grant. The option awards have a 10-year term and are subject to the recipient’s continuous service, a market requirement, and vest one-third on each of the three, four, and five-year anniversaries of the grant date. As of September 30, 2026, the market requirement for all outstanding options has been achieved. There were no stock option awards granted from 2021 to September 30, 2026.

The following table presents the Company’s stock option activity for the current period:

	Options outstanding	Weighted average exercise price (in dollars per stock option)	Weighted average grant date value (in dollars per stock option)	Options exercisable
Balance, December 31, 2025	907,237	$6.62	$1.82	907,237
Balance, September 30, 2026	901,786	$6.62	$1.82	901,786
Weighted average remaining contractual term at September 30, 2026 (in years)	2.6

TIPTREE INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2026

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

Stock Based Compensation Expense

The following table presents total stock based compensation expense and the related income tax benefit recognized on the condensed consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Employee compensation and benefits	$1,392	$1,417	$4,209	$9,637
Director compensation	4	75	151	222
Income tax benefit	(9)	(34)	(119)	(166)
Net stock based compensation expense	$1,387	$1,458	$4,241	$9,693

Additional information on total non-vested stock based compensation is as follows:

	As of September 30, 2026
	Restricted stock awards and RSUs	Performance Restricted Stock Units
Unrecognized compensation cost related to non-vested awards	$1,013	$2,695
Weighted average recognition period (in years)	0.9	0.7

(11) Income Taxes

The following table presents the Company’s provision (benefit) for income taxes reflected as a component of income (loss):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2026		2025		2026		2025
Total income tax expense (benefit)	$440		$(1,870)		$602		$(5,489)
Effective tax rate (ETR)	8.7%	(1)	16.4%	(1)	(7.2)%	(1)	15.6%	(1)
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

During the three months ended September 30, 2026, the Company made an estimated tax payment of $185,005.

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

TIPTREE INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2026

(in thousands, except share data)

The following table presents a reconciliation of basic and diluted net income per common share for the following periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net income (loss) from continuing operations	$4,623	$(9,504)	$(8,965)	$(29,650)
Less:
Net income allocated to participating securities	16	—	—	—
Net income (loss) from continuing operations attributable to Tiptree Inc. common shares - basic	$4,607	$(9,504)	$(8,965)	$(29,650)

Effect of Dilutive Securities:
Net income (loss) from discontinued operations attributable to Tiptree Inc. common shares - basic	$578	$15,925	$417,645	$60,666
Securities of subsidiaries	—	(1,548)	(2,873)	(4,766)
Net income (loss) from discontinued operations attributable to Tiptree Inc. common shares - diluted	578	14,377	414,772	55,900
Net income (loss) attributable to Tiptree Inc. common shares - diluted	$5,185	$4,873	$405,807	$26,250

Weighted average number of shares of common stock outstanding - basic	37,219,388	37,565,019	37,501,234	37,470,832
Weighted average number of incremental shares of common stock issuable from exchangeable interests and contingent considerations	568,627	—	—	—
Weighted average number of shares of common stock outstanding - diluted	37,788,015	37,565,019	37,501,234	37,470,832

Basic:
Net income (loss) from continuing operations	$0.12	$(0.25)	$(0.24)	$(0.79)
Net income (loss) from discontinued operations	0.02	0.42	11.14	1.62
Basic Net income (loss) attributable to Tiptree Inc. common shares	$0.14	$0.17	$10.90	$0.83

Diluted:
Net income (loss) from continuing operations	$0.12	$(0.25)	$(0.24)	$(0.79)
Net income (loss) from discontinued operations	0.02	0.38	11.06	1.49
Diluted Net income (loss) attributable to Tiptree Inc. common shares	$0.14	$0.13	$10.82	$0.70

(13) Related Party Transactions

The Company has an equity method investment in Tiptree Advisors, a related party deemed to be controlled by Michael Barnes, the Company’s Chairman and Chief Executive Officer. Through July 31, 2026, Tiptree Advisors managed investment portfolio accounts of Fortegra and certain of its subsidiaries under an investment advisory agreement (the “IAA”). Tiptree Advisors recognized management and incentive fees of $7,540 and $12,063 for the nine months ended September 30, 2026 and 2025, respectively. For the nine months ended September 30, 2026, the Company’s percentage of profits interest in Tiptree Advisors was 52.0%. Pursuant to the Transition Services Agreement, the Company and Tiptree Advisors have mutually agreed to provide certain services to one another. Payments under the Transition Services Agreement in the nine months ended September 30, 2026 and 2025 were not material.

(14) Subsequent Events

On October 27, 2026, the Company’s Board of Directors declared a quarterly cash dividend of $0.06 per share to holders of common stock with a record date of November 16, 2026, and a payment date of November 23, 2026.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations are presented in this section as follows:

•
Overview
•
Results of Operations
•
Non-GAAP Measures and Reconciliations
•
Liquidity and Capital Resources
•
Critical Accounting Policies and Estimates

OVERVIEW

On May 1, 2026, the Company completed the Reliance Transaction, its mortgage segment, to Carrington Mortgage Services, LLC. Total consideration from the transaction consisted of cash proceeds of $49.7 million, subject to customary post-closing adjustments. The disposal group incurred cumulative impairment losses of $9.1 million upon its initial classification as held for sale and as a discontinued operation in 2025 which was inclusive of a goodwill and intangible impairment of $1.7 million. During the nine months ended September 30, 2026, the Company recognized a favorable adjustment of $0.5 million in discontinued operations related to subsequent changes in estimated fair value less costs to sell, resulting in a cumulative pretax loss of $8.6 million.

On May 29, 2026, the Company completed the sale of Fortegra, its insurance segment, pursuant to the Sale Agreement entered on September 26, 2025. The total consideration received for the sale of Fortegra consisted of cash proceeds of $1.65 billion, less transaction expenses of $25.0 million in which the Company received consideration of $1.12 billion. The Company recognized an after-tax gain on the sale of $372.8 million, which is included in net income from discontinued operations for the nine months ended September 30, 2026.

($ in thousands)	As of
September 30, 2026
Consideration	$1,650,000
Less: transaction expenses	25,023
Net consideration	1,624,977
Tiptree diluted ownership of Fortegra	69.0%
Fair value of consideration received	1,121,743
Less: Basis in Fortegra	636,439
Gain subject to tax	485,304
Less: Tax on gain	112,471
Gain on disposal	$372,833

Prior to the sales, the assets and liabilities of Fortegra and Reliance were classified as held for sale as of December 31, 2025. Upon completion of the transactions in the three months ended June 30, 2026, the Company transferred control of the respective subsidiaries to the buyers and derecognized the related assets and liabilities from its condensed consolidated balance sheet.

On July 28, 2026, the Company entered into a definitive agreement to acquire Universal Shield Insurance Group ("USIG"), a specialty property and casualty insurer operating in both admitted and excess and surplus markets, for cash consideration of $100.0 million, subject to certain closing adjustments. The transaction remains subject to regulatory approvals and customary closing conditions and is expected to close in the first quarter of 2027. The Company continues to work with USIG and regulators to satisfy the conditions necessary to complete the transaction.

RESULTS OF OPERATIONS

The following is a summary of Tiptree’s consolidated financial results for the three and nine months ended September 30, 2026 and 2025. In addition to GAAP results, management uses the Non-GAAP measure book value per share as a measurement of operating performance. Management believes this measure provides supplemental information useful to investors as it is frequently used by the financial community to analyze financial performance and comparison among companies. The Company has reclassified income and expenses attributable to Fortegra and Reliance to net income (loss) from discontinued operations for the three and nine months ended September 30, 2026 and 2025.

Summary of Consolidated Results

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenues:
Other revenue	$—	$3	$—	$485
Total revenues	—	3	—	485
Expenses:
Employee compensation and benefits	3,872	10,436	17,136	26,754
Depreciation and amortization	365	365	1,083	1,083
Other expenses	1,752	2,086	5,818	9,984
Total expenses	5,989	12,887	24,037	37,821
Operating income (loss) before taxes	(5,989)	(12,884)	(24,037)	(37,336)
Non operating income:
Net realized and unrealized gains (losses)	(3)	273	(264)	(441)
Other income	11,055	1,237	15,938	2,638
Income (loss) before taxes	5,063	(11,374)	(8,363)	(35,139)
Less: provision (benefit) for income taxes	440	(1,870)	602	(5,489)
Net income (loss) from continuing operations	4,623	(9,504)	(8,965)	(29,650)
Discontinued operations:
Income (loss) from discontinued operations (1)	578	15,925	417,645	60,666
Net income (loss) attributable to common stockholders	$5,201	$6,421	$408,680	$31,016

Net income (loss) per common share:
Basic earnings per share	$0.14	$0.17	$10.90	$0.83
Diluted earnings per share	$0.14	$0.13	$10.82	$0.70

Weighted average number of common shares:
Basic	37,219,388	37,565,019	37,501,234	37,470,832
Diluted	37,788,015	37,565,019	37,501,234	37,470,832

Dividends declared per common share	$0.06	$0.06	$0.18	$0.18

Non-GAAP: (2)
Book value per share	$24.47	$13.36	$24.47	$13.36
(1)
See Note (3) Dispositions and Discontinued Operations for further details.
(2)
See “—Non-GAAP Reconciliations” for a discussion of Non-GAAP financial measures.

Revenues

No operating revenue was generated from continuing operations during the three and nine months ended September 30, 2026, compared to $3.0 thousand and $0.5 million, respectively, in the prior year periods, due to lower other revenue. Interest income from the Company’s cash and cash equivalents and marketable securities was recorded in other income.

Expenses

Total expenses include employee compensation and benefits, public company expenses and other expenses. Employee compensation and benefits include the expense of management, legal, and accounting staff. Other expenses primarily consisted of audit and professional fees, insurance, office rent, and other expenses.

For the three months ended September 30, 2026, expenses were $6.0 million, which decreased $6.9 million, or 53.5%, compared to the prior year. For the nine months ended September 30, 2026, expenses were $24.0 million, which decreased $13.8 million, or 36.4%, compared to the prior year. For the three and nine months ended September 30, 2026, employee compensation and benefits were $3.9 million and $17.1 million, compared to $10.4 million and $26.8 million, in the respective prior year periods. The declines were driven by lower incentive compensation and payroll expense associated with the reduction in workforce. Employee compensation and benefits included incentive compensation expense accruals related to the performance of the Company’s continuing and discontinued operations.

For the nine months ended September 30, 2026 and 2025, incentive compensation expense included $4.4 million and $9.9 million of stock based compensation, respectively. Other expenses were $1.8 million and $5.8 million for the three and nine months ended September 30, 2026, respectively, compared to $2.1 million and $10.0 million for the corresponding periods in 2025, primarily driven by declines in professional fees.

Non Operating Income

Net realized and unrealized losses were immaterial for the three months ended September 30, 2026, compared to the gains of $0.3 million in the prior year, reflecting changes in the fair value of certain equity and other investments carried at fair value. Other income was $11.1 million for the three months ended September 30, 2026, compared to $1.2 million in the prior year, primarily driven by higher interest income earned on U.S. Treasury and corporate securities.

Net realized and unrealized losses were $0.3 million for the nine months ended September 30, 2026, compared to the losses of $0.4 million in the prior year, reflecting changes in the fair value of certain equity and other investments carried at fair value. Other income was $15.9 million for the nine months ended September 30, 2026, compared to $2.6 million in the prior year, primarily driven by higher interest income earned on U.S. Treasury and corporate securities.

Income before taxes

The Company reported pretax income of $5.1 million and a pretax loss of $8.4 million for the three and nine months ended September 30, 2026, respectively, compared with pretax losses of $11.4 million and $35.1 million, in the corresponding prior year periods. The improvement in both periods was driven by higher other income and lower operating expenses.

Net Income (Loss) from continuing operations

The Company reported net income from continuing operations of $4.6 million for the three months ended September 30, 2026, compared to a net loss of $9.5 million in the prior-year period. For the nine months ended September 30, 2026, the net loss from continuing operations was $9.0 million, compared to a net loss of $29.7 million in the prior-year period. The improvement in both periods was driven by higher other income and lower operating expenses.

Net Income (Loss) from discontinued operations

For the three and nine months ended September 30, 2026, the Company reported a net income from discontinued operations of $0.6 million and $417.6 million, respectively, compared to net income of $15.9 million and $60.7 million, in the corresponding prior year periods. The decrease in the three-month period primarily reflects the absence of operating earnings from discontinued operations following the sales of Fortegra and Reliance in the three months ended June 30, 2026. The increase in the nine-month period was primarily attributable to the gain recognized on the sale of Fortegra.

Book Value per share - Non-GAAP

Total stockholders’ equity was $902.5 million as of September 30, 2026 compared to $741.4 million as of September 30, 2025, with the increase driven by comprehensive income over the past twelve months, including the gain on sale of Fortegra, partially offset by share repurchases, dividends and the removal of non-controlling interests related to Fortegra. In the nine months ended September 30, 2026, the Company returned $6.8 million to common stockholders through dividends paid and $17.1 million through share repurchases.

Book value per share as of September 30, 2026 was $24.47, an 83.2% increase from book value per share of $13.36 as of September 30, 2025, primarily driven by comprehensive income per share, including the gain recognized on the Fortegra transaction, partially offset by dividends paid of $0.24 per share, net changes in non-controlling interests and preferred dividends paid at Fortegra.

DISPOSITIONS AND DISCONTINUED OPERATIONS

In connection with the sale of Fortegra and Reliance, the results of operations for these businesses are presented as discontinued operations in the condensed consolidated statements of operations for all periods presented. The results of discontinued operations include the operating results of Fortegra and Reliance through their respective disposal dates in the nine months ended September 30, 2026 and the gain (loss) recognized upon disposition. See Note (3) Dispositions and Discontinued Operations for detailed financial information on each business sold. Following the completion of the sales in the three months ended June 30, 2026, the assets and liabilities associated with Fortegra and Reliance were derecognized and are no longer reflected on the Company’s condensed consolidated balance sheet as of September 30, 2026.

Fortegra

On May 29, 2026, the Company completed the sale of Fortegra, its insurance segment, pursuant to the Sale Agreement entered into on September 26, 2025. The total consideration received for the sale of Fortegra consisted of cash proceeds of $1.65 billion, less transaction expenses of $25.0 million. The Company received consideration of $1.12 billion for its percentage ownership of the business. The

Company recognized an after-tax gain on the sale of $372.8 million, which is included in net income from discontinued operations for the nine months ended September 30, 2026.

For the three months ended September 30, 2026, the Company recognized net income from discontinued operations related to Fortegra of $0.6 million, which reflected an after-tax adjustment increasing the gain on sale. Following the completion of the sale of Fortegra in May 2026, no revenues or pretax operating results from Fortegra were recognized during the period. For the three months ended September 30, 2025, revenues from Fortegra were $522.6 million. The Company reported income before taxes of $49.4 million and net income of $16.0 million from Fortegra in discontinued operations during the 2025 period.

For the nine months ended September 30, 2026, revenues from Fortegra were $820.0 million, reflecting five months of operating results prior to the sale of the business on May 29, 2026. For the nine months ended September 30, 2026, the Company reported net income of $417.3 million from Fortegra in discontinued operations during the period, including $372.8 million net gain on sale. For the nine months ended September 30, 2025, revenues from Fortegra were $1,516.2 million. The Company reported income before taxes of $151.2 million and net income of $60.7 million from Fortegra in discontinued operations during the 2025 period.

Reliance

On May 1, 2026, the Company completed the Reliance Transaction, its mortgage segment, to Carrington Mortgage Services, LLC. Total consideration from the transaction consisted of cash proceeds of $49.7 million, subject to customary post-closing adjustments. The disposal group incurred cumulative impairment losses of $9.1 million upon its initial classification as held for sale and as a discontinued operation in 2025 which was inclusive of a goodwill and intangible impairment of $1.7 million. During the nine months ended September 30, 2026, the Company recognized a favorable adjustment of $0.5 million in discontinued operations related to subsequent changes in estimated fair value less costs to sell, resulting in a cumulative pretax loss of $8.6 million.

The Company reported a net loss from discontinued operations related to Reliance of $15.0 thousand for the period. Following the completion of the Reliance sale in May 2026, no revenues or pretax operating results from Reliance were recognized during the quarter. For the three months ended September 30, 2025, revenues from Reliance were $16.2 million and a net loss of $0.1 million in discontinued operations.

For the nine months ended September 30, 2026, revenues from Reliance were $21.4 million, reflecting four months of operating results prior to the sale of the business on May 1, 2026. The Company reported net income of $0.3 million from Reliance in discontinued operations during the period. For the nine months ended September 30, 2025, revenues from Reliance were $47.6 million and a net loss of $0.1 million in discontinued operations.

Provision for Income Taxes

Income tax expense of $0.4 million and income tax benefit of $1.9 million from continuing operations for the three months ended September 30, 2026 and 2025, respectively, was reflected as components of net income (loss) from continuing operations. For the three months ended September 30, 2026 and 2025, the Company’s effective tax rate related to pretax income from continuing operations was equal to 8.7% and 16.4%, respectively, both of which were lower than the U.S. statutory income tax rate of 21.0%, primarily due to the impacts of nontaxable and nondeductible items.

Income tax expense of $0.6 million and income tax benefit of $5.5 million from continuing operations for the nine months ended September 30, 2026 and 2025, respectively, was reflected as components of net income (loss) from continuing operations. For the nine months ended September 30, 2026 and 2025, the Company’s effective tax rate related to pretax income from continuing operations was equal to (7.2)% and 15.6%, respectively, both of which were lower than the U.S. statutory income tax rate of 21.0%, primarily due to the impacts of nontaxable and nondeductible items.

Tiptree sold its insurance and mortgage subsidiaries during the three months ended June 30, 2026. It had previously recorded deferred taxes on the outside basis in those investments which represented the tax that would be due, before consideration of loss carryforwards, when Tiptree sold its shares in these subsidiaries at their carrying values on Tiptree’s condensed consolidated balance sheet. The balance just prior to the sales was $130.0 million, an increase of $12.2 million from the year ended December 31, 2025, of which $1.8 million of benefit was recorded in OCI, and $14.0 million of expense was recorded as a provision for income taxes in discontinued operations. As of June 30, 2026, the deferred tax liability relating to these investments has been brought to zero and a current tax payable of $204.8 million has been established through the provision for income taxes in discontinued operations.

During the three months ended September 30, 2026, the Company made an estimated tax payment of $185.0 million.

Balance Sheet Information

Tiptree’s total assets were $944.8 million as of September 30, 2026, compared to $6.84 billion as of December 31, 2025. The decrease was primarily driven by the derecognition of the assets previously classified as held for sale in connection with the completed sales of Fortegra and Reliance during the three months ended June 30, 2026.

Total stockholders’ equity was $902.5 million as of September 30, 2026, compared to $752.4 million as of December 31, 2025, with the increase primarily driven by comprehensive income over the past nine months, including the gain on sale of Fortegra, partially offset by dividends paid, share repurchases and reduction in non-controlling interest associated with the sale of Fortegra. As of September 30, 2026, there were 36,877,761 shares of common stock outstanding as compared to 37,824,472 shares as of December 31, 2025, with the decrease driven by share repurchases.

NON-GAAP MEASURES AND RECONCILIATIONS

Book Value per share - Non-GAAP

Management believes the use of this financial measure provides supplemental information useful to investors as book value is frequently used by the financial community to analyze company growth on a relative per share basis. The following table provides a reconciliation between total stockholders’ equity and total shares outstanding, net of treasury shares:

(in thousands, except per share information)	As of September 30,
	2026	2025
Total stockholders’ equity	$902,532	$741,418
Less: Non-controlling interests	-	236,244
Total stockholders’ equity, net of non-controlling interests	$902,532	$505,174

Total common shares outstanding	36,878	37,820

Book value per share	$24.47	$13.36

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

As of September 30, 2026, cash and cash equivalents were $198.3 million, and marketable and corporate securities of $711.7 million, for total cash and investments of $910.0 million, compared to cash and cash equivalents of $30.8 million and marketable securities of $21.7 million, for a total cash and investments of $52.5 million, as of December 31, 2025. The increase primarily reflects the net proceeds received from the completed sales of Fortegra and Reliance.

Management believes that cash and cash equivalents, marketable securities and corporate securities along with cash flow from operations will provide sufficient capital to continue to grow the business, cover capital expenditures and other general corporate needs over the next several years. As management continues to expand Tiptree’s business, including by any acquisitions the Company may make in the future, additional working capital for increased costs could be required. The Company expects to fund the acquisition of USIG with cash on hand and believes existing liquidity is sufficient to fund the approximately $100.0 million purchase price, subject to customary adjustments and transaction costs.

Consolidated Comparison of Cash Flows

Cash flows for the nine months ended September 30, 2026 were driven by the sales of Fortegra and Reliance, which closed in May 2026. Following the closings, continuing operations consisted primarily of holding company activities, including investing the net proceeds into U.S. Treasury and corporate securities.

The following table summarizes cash flows from continuing operations:

($ in thousands)	Nine Months Ended September 30,
	2026	2025
Cash and cash equivalents provided by (used in):
Operating activities	$(15,464)	$(25,250)
Investing activities	(695,184)	(29,162)
Financing activities	(98,668)	58,027
Net cash provided by (used in) continuing operations	(809,316)	3,615
Change in cash, cash equivalents and restricted cash, discontinued operations	610,257	59,681
Total change in cash, cash equivalents and restricted cash	$(199,059)	$63,296

Refer to the Condensed Consolidated Statement of Cash Flow and Note (3) Dispositions and Discontinued Operations for additional details on cash flows related to discontinued operations.

Operating Activities from Continuing Operations

Cash used in operating activities from continuing operations was $15.5 million for the nine months ended September 30, 2026, compared to $25.3 million for the nine months ended September 30, 2025. Operating cash flows from continuing operations reflect holding company expenses, including compensation, professional fees and occupancy costs, partially offset by interest received on the Company’s investment portfolio. The decrease in cash used primarily reflects the reduction in corporate expenses and increased interest income earned on the investment portfolio following the dispositions.

Investing Activities from Continuing Operations

Cash used in investing activities from continuing operations was $695.2 million for the nine months ended September 30, 2026, compared to $29.2 million for the nine months ended September 30, 2025. The increase reflects the investment of net proceeds from the Fortegra and Reliance dispositions into U.S. Treasuries and corporate securities.

Financing Activities from Continuing Operations

Cash used in financing activities from continuing operations was $98.7 million for the nine months ended September 30, 2026. This consisted primarily of the $74.2 million repayment in full of holding company borrowings, $17.1 million of common stock repurchases and $6.8 million of common dividends. Cash provided by financing activities from continuing operations was $58.0 million for the nine months ended September 30, 2025. This primarily reflected $74.3 million of proceeds from the issuance of holding company debt, partially offset by $6.8 million of dividends, $6.6 million of cash paid in connection with vested or exercised stock awards and $2.3 million of debt issuance costs.

Cash Flows from Discontinued Operations

Cash flows pertaining to discontinued operations are reported separately on the Condensed Consolidated Statements of Cash Flows.

Cash used in discontinued operating activities was $131.8 million for the nine months ended September 30, 2026, compared to cash provided of $148.6 million for the nine months ended September 30, 2025. The Company paid $185.0 million of federal income taxes on the gain on the sale of Fortegra. The payment was partially offset by $67.8 million of cash provided by Fortegra’s operations prior to closing, while Reliance’s operations used $14.6 million of cash prior to closing.

Cash provided by discontinued investing activities was $697.7 million for the nine months ended September 30, 2026, compared to cash used of $93.7 million for the nine months ended September 30, 2025. The 2026 amount reflects net cash movement from the dispositions of $744.8 million, including net cash movement of $713.6 million from Fortegra and $31.2 million from Reliance.

Cash provided by discontinued financing activities was $42.2 million for the nine months ended September 30, 2026, compared to $24 thousand for the nine months ended September 30, 2025. The 2026 amount primarily reflects net borrowings of $33.3 million under Fortegra’s credit facilities and $13.2 million under Reliance’s warehouse facilities prior to closing. These were partially offset by $4.0 million of dividends paid to Fortegra’s preferred and common non-controlling interests and $0.4 million of cash paid in connection with Fortegra stock awards.

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

Recently Adopted and Issued Accounting Standards

For a discussion of recently issued accounting standards, see Note (2) Summary of Significant Accounting Policies, in the accompanying condensed consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025 described management’s Quantitative and Qualitative Disclosures About Market Risk. There were no material changes to the assumptions or risks during the nine months ended September 30, 2026.

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

Item 1A. Risk Factors

For information regarding factors that could affect the Company’s results of operations and financial condition, see the risk factors discussed under Part I, Item 1A in Tiptree’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025. Except as set forth below, there have been no material changes in those risk factors.

Following the Sale of Fortegra, we are relying on a temporary exclusion from registration under the Investment Company Act of 1940.

Following the Sale of Fortegra on May 29, 2026, we hold significant cash, cash equivalents and investments pending deployment of capital. As a result, we are currently relying on Rule 3a-2 under the Investment Company Act of 1940, which provides a temporary exclusion from investment company registration for issuers that temporarily hold investment securities while pursuing a business other than investing in securities.

Rule 3a-2 is available only for a limited period and requires us to satisfy the conditions of the rule within the applicable timeframe. If we are unable to deploy capital, complete acquisitions or other strategic transactions, or otherwise manage our assets in a manner that permits us to continue to qualify for an exclusion or exemption from registration under the Investment Company Act of 1940, we could be required to register as an investment company or take other actions that could adversely affect our business, financial condition and strategic objectives.

Registration under the Investment Company Act of 1940 would subject us to substantial regulatory requirements and restrictions regarding, among other things, our operations, capital structure, transactions with affiliates and investment activities, which could materially and adversely affect our business, financial condition and results of operations. We cannot assure investors that suitable acquisition or other capital deployment opportunities will be available on acceptable terms or within the period required to maintain our exclusion from investment company registration.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Share repurchase activity for the three months ended September 30, 2026 was as follows:

Period	Purchaser	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value ($ in thousands) of Shares That May Yet Be Purchased Under the Plans or Programs (1)
July 1, 2026 to July 31, 2026	Tiptree Inc.	33,358	$17.50	33,358
August 1, 2026 to August 31, 2026	Tiptree Inc.	100	$17.50	100
September 1, 2026 to September 30, 2026	Tiptree Inc.	357,615	$17.30	357,615
	Total	391,073	$17.32	391,073	$13,736
(1)
On October 27, 2026, the Board of Directors of Tiptree authorized Tiptree’s Executive Committee to repurchase up to $20 million of its outstanding common stock in the aggregate from time to time.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits, Financial Statement Schedules

The following documents are filed as a part of this Form 10-Q:

Index to Financial Statements (Unaudited):	Page
Condensed Consolidated Balance Sheets as of September 30, 2026 and December 31, 2025	F-3
Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2026 and 2025	F-4
Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2026 and 2025	F-5
Condensed Consolidated Statements of Changes in Stockholders’ Equity for the periods ended September 30, 2026 and 2025	F-6
Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2026 and 2025	F-8
Notes to Condensed Consolidated Financial Statements	F-9

Exhibits
The Exhibits listed in the Index of Exhibits, which appears immediately following the signature page, are incorporated herein by reference and is filed as part of this Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Tiptree Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Tiptree Inc.

Date:	October 28, 2026	By:/s/ Michael G. Barnes
Michael G. Barnes
Chairman and Chief Executive Officer

Date:	October 28, 2026	By:/s/ Scott McKinney
Scott McKinney
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
10.1

Stock Purchase Agreement, dated July 28, 2026, by and among Shield Holdings, LLC, UH Partners, LLC, certain individual sellers party thereto, the Sellers’ Representative (as defined therein) and Tiptree Inc. (previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-33549) filed on July 29, 2026 and herein incorporated by reference).

10.2

Assignment of Agreements effective August 14, 2026 by and among Tiptree Inc. and Tiptree Insurance Holdings LLC, of the Stock Purchase Agreement, by and among Shield Holdings, LLC, UH Partners, LLC, certain individual sellers party thereto, the Sellers’ Representative (as defined therein) and Tiptree Inc., dated July 28, 2026 (filed herewith).

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

* Attached as Exhibit 101 to this Quarterly Report on Form 10-Q are the following materials, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets as of September 30, 2026 and December 31, 2025, (ii) the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2026 and 2025, (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2026 and 2025, (iv) the Condensed Consolidated Statements of Changes in Stockholders’ Equity for the periods ended September 30, 2026 and 2025, (v) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2026 and 2025 and (vi) the Notes to the Condensed Consolidated Financial Statements.